Form 10-Q
period 1996-04-05
POMEROY COMPUTER RESOURCES INC
filed 1996-05-20
CIK 883979

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                      FORM 10-Q
          (Mark One)
          (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 5, 1996

                                         OR

          ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to

          Commission file number 0-20022

                          POMEROY COMPUTER RESOURCES, INC.
                          ________________________________
               (Exact name of registrant as specified in its charter)

          DELAWARE                                     31-1227808
          ________                                     __________
          (State or jurisdiction of incorporation      (IRS Employer
           or organization)                             Identification No.)

             1840 Airport Exchange Blvd., Suite 240, Erlanger, KY 41018
             __________________________________________________________
                      (Address of principal executive offices)

                                   (606) 282-7111
                                   ______________
                (Registrant's telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

          YES ___X___NO___

          The number of shares of common stock outstanding as of May 14, 1996 was 2,752,643.

                          POMEROY COMPUTER RESOURCES, INC.
                                  TABLE OF CONTENTS

          Part I.     Financial Information

                      Item 1.           Financial Statements:       Page
                                                                    ____

                                        Consolidated Balance          3
                                        Sheets as of April 5, 1996
                                        and January 5, 1996

                                        Consolidated Statements of    4
                                        Income for the Quarters
                                        Ended April 5, 1996 and
                                        1995

                                        Consolidated Statements of    5
                                        Cash Flows for the
                                        Quarters Ended April 5,
                                        1996 and 1995

                                        Notes to Consolidated         6
                                        Financial Statements

                      Item 2.           Management's Discussion       8
                                        and Analysis of Financial
                                        Condition and Results of
                                        Operations

          Part II.    Other Information                               9

          SIGNATURE                                                  10

                            POMEROY COMPUTER RESOURCES, INC.

                              CONSOLIDATED BALANCE SHEETS
                ( In thousands, except share and per share amounts )
                                                                        January 5,       April 5,
                                                                           1996            1996
                                                                        __________      __________
       ASSETS
       Current assets:
          Cash                                                            $   596         $ 1,099
          Accounts and note receivable, less allowance of $411 and $243
           at January 5, and April 5, 1996, respectively                   34,320          44,931
          Inventories                                                      18,987          18,685
          Other                                                               487             529
                                                                          _______         _______
                           Total current assets                            54,390          65,244
                                                                          _______         _______
       Equipment and leasehold improvements                                 6,559           9,846
       Less accumulated depreciation                                        1,968           3,261
                                                                          _______         _______
             Net equipment and leasehold improvements                       4,591           6,585

       Other assets                                                         5,004          10,574
                                                                           _______        _______
                           Total assets                                    $63,985        $82,403

       LIABILITIES AND EQUITY

       Current liabilities:
          Notes payable                                                    $   409        $ 2,585
          Accounts payable                                                  21,644         32,094
          Bank notes payable                                                16,877         20,267
          Other current liabilities                                          5,120          5,632
                                                                           _______        _______
                           Total current liabilities                        44,050         60,578
                                                                           _______        _______
       Notes payable                                                           100          2,240
       Deferred income taxes                                                   635            635

       Equity:
          Preferred stock ( no shares issued or outstanding)
          Common stock ( 2,625,917 and 2,748,643 shares issued and
           outstanding at January 5 and April 5, 1996, respectively)            26             27
          Paid-in capital                                                   13,280         14,384
          Retained earnings                                                  6,098          4,743
                                                                           _______        _______
                                                                            19,404         19,154
          Less treasury stock, at cost (20,900 shares at January 5
           and April 5, 1996, respectively)                                    204            204
                                                                           _______        _______
                           Total equity                                     19,200         18,950
                                                                           _______        _______
                           Total liabilities and equity                    $63,985        $82,403

                       See notes to consolidated financial statements.

                       POMEROY COMPUTER RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                  ( In thousands, except per share amounts )
                                                            Quarter Ended
                                                        _____________________
                                                         April 5,   April 5,
                                                           1995       1996
                                                         _________  _________
           Net sales and revenues                         $47,990    $63,224
           Cost of sales and service                       40,237     53,624
                                                         _________  _________
                     Gross profit                           7,753      9,600

           Operating expenses:
              Selling, general and administrative           5,342      6,436
              Other                                           423        707
                                                         _________  _________
                     Total operating expenses               5,765      7,143
                                                         _________  _________
           Income from operations                           1,988      2,457

           Interest expense                                   490        435
           Litigation settlement and related costs                     4,392
           Other income                                         8         93
                                                         _________  _________
           Income (loss) before income tax                  1,506     (2,277)

           Income tax expense                                 600       (922)
                                                         _________  _________
           Net income (loss)                                 $906    ($1,355)


           Weighted average shares outstanding:
                Primary                                     2,534      2,745
                Fully diluted                               2,597      2,753

           Net income (loss) per common share:
                Primary                                     $0.36     ($0.49)
                Fully diluted                               $0.35     ($0.49)

                       See notes to consolidated financial statements.

                         POMEROY COMPUTER RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ( In thousands )
                                                                      Quarter Ended
                                                                    ___________________
                                                                    April 5,   April 5,
                                                                      1995       1996
                                                                    ________   ________
          Net cash flows provided by operating activities            $2,435     $4,688

          Cash flows used in investing activities:
             Capital expenditures                                      (294)      (968)
             Acquisition of reseller                                   -        (4,460)
             Payment for covenant not to compete                       (143)      -
             Other                                                      (19)      -
                                                                    ________   ________
          Net investing activities                                     (456)    (5,428)
                                                                    ________   ________

          Cash flows provided by (used in) financing activities:
             Net borrowings (payments) on bank note                  (1,873)     2,540
             Payments on notes payable                                  (72)    (1,088)
             Retirement of stock warrants                              -          (330)
             Proceeds from exercise of stock options                   -           121
                                                                    ________   ________
          Net financing activities                                   (1,945)     1,243
                                                                    ________   ________

          Increase in cash                                               34        503

          Cash:
             Beginning of period                                         74        596
                                                                    ________   ________
             End of period                                             $108     $1,099

                          POMEROY COMPUTER RESOURCES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1. Basis of Presentation
            The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the three-month period ended April 5, 1996 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 1997.

         2. Supplemental Cash Flow Disclosures

            Supplemental disclosures with respect to cash flow information
            and  non-cash  investing  and  financing   activities  are  as
            follows:
                                                     Quarter Ended
                                              _____________________________
                                              April 5, 1995   April 5, 1996
                                              _____________   _____________

              Interest paid                           $426             $405
                                                      ____             ____

              Income taxes paid                       $781             $572
                                                      ____             ____

              Business combination accounted for
              as purchase:

              Assets acquired                                       $14,830
              Liabilities assumed                                    (6,395)
              Note Payable                                           (2,700)
              Stock issued                                           (1,275)
                                                                     _______

              Net cash paid                                          $ 4,460
                                                                     _______
              Note issued and accrued liabilities
              for litigation settlement                              $ 3,300
                                                                     _______

         3. Subsequent Event

            On April 29, 1996, the Company and David B. and Catherine Pomeroy (collectively "Pomeroy" ) entered into a Settlement Agreement ( the "Agreement" ) with Vanstar Corporation ( "Vanstar" ), Merisel, Inc. and Merisel FAB, Inc. Vanstar (f/k/a ComputerLand) was the Company's franchisor from 1981 to 1993, when the Company changed from a franchisee to a
            "Datago" purchaser. In December 1994, Vanstar filed a complaint against the Company alleging that the Company failed to comply with the terms of the Datago Agreement. In January 1995, the Company filed a cross-complaint against Vanstar alleging numerous breaches of the Datago Agreement. In September 1995, Vanstar amended its complaint to add Pomeroy as co-defendants because they had guaranteed the Company's obligations under the Agreement. The Agreement settles any and all claims between Vanstar, the Company and Pomeroy that were raised or could have been raised in Vanstar's lawsuit against the Company and Pomeroy and includes a mutual release among all the parties.

            The Company has agreed to pay to Vanstar $3.3 million consisting of $1.65 million in cash and a promissory note in the amount of $1.65 million. The note is due August 27, 1996 and bears interest at 0.25% below the prime rate of the Company's bank as of April 29, 1996. The note is secured by 100,000 shares of common stock of the Company owned by

            Pomeroy. All agreements between the Company and Vanstar were terminated as of the effective date of the Agreement. The settlement agreement provides for forgiveness of any and all claims or obligations of either party against the other, resulting in a charge-off of $0.5 million of receivables from Vanstar Corporation and additional expense of $0.5 million for costs related to the litigation.

            While the Company continues to believe that its counterclaim against Vanstar was valid, it made a strategic decision to settle the litigation. Vanstar was claiming damages of approximately $10.0 million and Vanstar's claims, as well as the Company's counterclaims were very complex. After nearly three weeks of trial, including the benefit of observing the jury and the evidence presented to it, and facing the possibility of a mistrial which could have resulted in prolonging the litigation, the Company determined that it was unwise to place a matter of such substantial significance in the hands of a California jury. A final resolution of this matter allows the Company to concentrate on its business operations and the future performance of the Company.


         4..Litigation
            There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

                          POMEROY COMPUTER RESOURCES, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Net Sales and Revenues
          ______________________

          Net sales and revenues of $63.2 million in the first quarter of 1996 increased $15.2 million, or 31.7%, from $48.0 million in the first quarter of 1995. Of the increase, approximately $8.0 million resulted from the acquisition of The Computer Supply Store, Inc. ( "TCSS" ) located in Des Moines, Iowa in March 1996 and $7.2 million resulted from sales to existing customers. Sales of equipment and supplies of $57.3 million in the first quarter of 1996 increased $13.7 million, or 31.5%, from $43.6 million in the first quarter of 1995. Of the increase, approximately $5.8 million resulted from internal growth and $7.9 million was a result of the acquisition of TCSS. Service revenues of $5.4 million in the first quarter of 1996 increased $1.4 million, or 33.3%, from $4.0 million in the first quarter of 1995. This increase relates primarily to internal growth.

          Gross Profit
          ____________

          Gross profit margin was 15.2% in the first quarter of 1996 compared to 16.2% in the first quarter of 1995. This decrease was primarily attributable to continued price competition. However, the Company has improved its gross profit margin from the second and third quarter results of 1995 when gross profit margins were at 13.5%. Gross profit margins in those periods were adversely affected by the Company's overall strategy to gain market share in 1995 by more aggressively bidding on large volume projects which increased the proportion of total volume derived from relatively lower gross margin sales of equipment as compared to relatively higher gross profit margin derived from services. Improvement in this area is the result of purchasing through lower cost alternative sources.

          Operating Expenses
          __________________

          Selling, general and administrative expenses expressed as a percentage of sales declined to 10.2% for the first quarter of 1996 from 11.1% in the first quarter of 1995, as the increase in these costs slowed and sales increased. Total operating expenses expressed as a percentage of sales declined to 11.3% in the first quarter of 1996 from 12.0% in the first quarter of 1995 as the increase in these costs slowed relative to the growth in sales.

          Income from Operations
          ______________________

          Income from operations increased $469,000, or 23.6%, to $2,457,000 in the first quarter of 1996 from $1,988,000 in the first quarter of 1995. The Company's operating margin declined to 3.9% in the first quarter of 1996 as compared to 4.1% in 1995 as the decline in gross margin was not offset by the decline in operating expenses as a percent of net sales and revenues.

          Interest Expense
          ________________

          Interest expense was $435,000 in the first quarter of 1996 compared with $490,000 in the first quarter of 1995. The average levels of debt increased during the first quarter of 1996 as compared to 1995 in order to support the increased levels of accounts receivable and inventory. However, the effective interest rate for the bank revolving credit agreement decreased as the bank's prime rate dropped during 1995 and early 1996.

          Income Taxes
          ____________

          The Company's effective tax rate was 40.5% in the first quarter of 1996 compared to 39.8% in the first quarter of 1995.

          Litigation Settlement and Related Costs
          _______________________________________

          On April 29, 1996, the Company agreed to a settlement of the litigation with Vanstar Corporation. The settlement of $3.3 million was satisfied by $1.65 million in cash and a $1.65 million note which is due August 27, 1996 and bears interest at 8.0%. The settlement agreement provides for the release of any and all claims or obligations of either party against the other, resulting in a charge-off of $0.5 million of receivables from Vanstar Corporation and additional expense of $0.5 million for costs related to the litigation.

          Liquidity and Capital Resources
          _______________________________

          Cash provided by operating activities was $4.7 million in the first quarter of 1996. Cash used in investing activities included $4.5 million for the acquisition of TCSS and $1.0 million for capital expenditures. Cash provided by financing activities included $2.5 million of net proceeds from bank notes payable less $1.1 million of repayments on various notes payable and $0.3 million for the redemption of warrants.
          It is expected that available credit under the Company's lending arrangements along with internally generated funds will be sufficient to satisfy the Company's capital requirements for the next twelve months. Historically, the Company has financed acquisitions using a combination of cash, shares of its Common Stock and seller financing. The Company anticipates that any future acquisitions will be financed in a similar manner. However, if an acquisition included a significant cash portion, the Company may have to renegotiate its credit line or seek alternative financing.


                           POMEROY COMPUTER RESOURCES, INC.
                              PART II - OTHER INFORMATION

          Item 1 Legal Proceedings

          In December 1994, Vanstar Corporation (formerly ComputerLand) ("Vanstar" ) filed a complaint against the Company in the Superior Court of California, County of San Francisco, alleging that the Company failed to comply with terms in the contract between the Company and Vanstar, referred to as the Datago Agreement. In January 1995 the Company filed a cross complaint against Vanstar alleging numerous breaches of the Datago Agreement. In September 1995, Vanstar amended its complaint to add co-defendants David B. Pomeroy, II and his spouse who had previously executed personal guarantees of the Company's performance under the Datago Agreement. The Company and Vanstar continued to negotiate a settlement as the trial began in April 1996. On April 29, 1996, the Company and Vanstar executed a settlement agreement. The Company has agreed to pay to Vanstar $3.3 million consisting of $1.65 million in cash and a promissory note in the amount of $1.65 million. The note is due 120 days from the effective date of the Agreement and bears interest at 0.25% below the prime rate of the Company's bank as of April 29, 1996. The note is secured by 100,000 shares of common stock of the Company owned by David B. Pomeroy, II. All agreements between the Company and Vanstar were terminated as of the effective date of the Agreement.

          Items 2 to 5 None

          Item 6 Exhibits and Reports on Form 8-K

                                                        Filed Herewith
                                                        (page #) or
                                                        Incorporated
                                                        by Reference to:

          (a) Exhibits
          10(iii)              Material Contracts
                     (a)(8)    Fourth Amendment to      E-1 to E-2
                               Employment Agreement
                               between the Company and
                               David B. Pomeroy dated
                               December 20, 1995,
                               effective January 6,
                               1995

                     (a)(9)    Fifth Amendment to       E-3 to E-4
                               Employment Agreement
                               between the Company and
                               David B. Pomeroy
                               effective January 6,
                               1996

          (b) Reports on Form 8-K

             The Company filed a Form 8-K dated March 28, 1996 reporting the acquisition of The Computer Supply Store as of March 14, 1996.

             The Company filed a Form 8-K dated May 13, 1996 reporting the settlement of the Vanstar Corporation litigation as of April 29, 1996.

             The Company filed a Form 8-K/A dated May 13, 1996 reporting the acquisition of The Computer Supply Store as of March 14, 1996.

                                       SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        POMEROY COMPUTER RESOURCES, INC.
                                        ________________________________
                                                    (Registrant)


            Date: May 17, 1996          By: /s/ Edwin S. Weinstein
                                        ________________________________
                                        Edwin S. Weinstein,
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)