Form 10-Q
period 1996-10-05
POMEROY COMPUTER RESOURCES INC
filed 1996-11-20
CIK 883979

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                      FORM 10-Q

          (Mark One)
          (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 5, 1996

                                         OR
          ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to

          Commission file number 0-20022

                          POMEROY COMPUTER RESOURCES, INC.
                          ________________________________
               (Exact name of registrant as specified in its charter)

          DELAWARE                                   31-1227808
          ________                                   __________
          (State or jurisdiction of                  (I.R.S. Employer
           incorporation Employer                      Identification No.)
            or organization)

                       1020 Petersburg Road  Hebron, KY 41048
                       ______________________________________
                      (Address of principal executive offices)

                                   (606) 282-7111
                (Registrant's telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

          YES ___X___NO___

          The number of shares of common stock outstanding as of November 6, 1996 was 6,419,546.

                          POMEROY COMPUTER RESOURCES, INC.
                                  TABLE OF CONTENTS

          Part I.     Financial Information

                      Item 1.           Financial Statements:        Page
                                                                     ____

                                        Consolidated Balance          3
                                        Sheets as of  October 5,
                                        1996 and January 5, 1996

                                        Consolidated Statements of    4
                                        Income for the Quarters
                                        Ended October 5, 1996 and
                                        1995

                                        Consolidated Statements of    5
                                        Income for the Nine Months
                                        Ended October 5, 1996 and
                                        1995.

                                        Consolidated Statements of    6
                                        Cash Flows for the Nine
                                        Months Ended October 5,
                                        1996 and 1995

                                        Notes to Consolidated         7
                                        Financial Statements

                      Item 2.           Management's Discussion       9
                                        and Analysis of Financial
                                        Condition and Results of
                                        Operations

          Part II.    Other Information                               11

          SIGNATURE                                                   12

                             POMEROY COMPUTER RESOURCES, INC.

                               CONSOLIDATED BALANCE SHEETS
                    ( In thousands, except share and per share amounts )
                                                         January 5,   October 5,
                                                           1996          1996
                                                         __________   _________
     ASSETS
       Current assets:
          Cash                                                $596      $3,168
          Accounts and note receivable, less
            allowance of $411 and $487 at January 5,
            and October 5, 1996, respectively               34,320      61,551
          Inventories                                       18,987      22,012
          Other                                                487         736
                                                           _______    ________
                           Total current assets             54,390      87,467
                                                           _______    ________


     Equipment and leasehold improvements                    6,559      10,734
       Less accumulated depreciation                         1,968       3,229
                                                           _______    ________
             Net equipment and leasehold improvements        4,591       7,505

       Other assets                                          5,004      10,668
                                                           _______    ________
                           Total assets                    $63,985    $105,640
                                                           _______    ________
       LIABILITIES AND EQUITY
       Current liabilities:
          Notes payable                                       $409        $606
          Accounts payable                                  21,644      36,474
          Bank notes payable                                16,877      16,581
          Other current liabilities                          5,120       7,131
                                                           _______    ________
                           Total current liabilities        44,050      60,792

       Notes payable                                           100       1,524
       Deferred income taxes                                   635         627

       Equity:
          Preferred stock (no shares issued
             or outstanding)
          Common stock (2,625,917 and 6,397,346
             shares issued and outstanding at January 5
             and October 5, 1996, respectively                  26          64
          Paid-in capital                                   13,280      33,622
          Retained earnings                                  6,098       9,215
                                                           _______    ________
                                                            19,404      42,901
          Less treasury stock, at cost (20,900
            shares at January 5 and
            October 5, 1996, respectively)                     204         204
                                                           _______    ________
                           Total equity                     19,200      42,697
                                                           _______    ________
                           Total liabilities and equity    $63,985    $105,640
                                                           _______    ________

               See notes to consolidated financial statements.

                          POMEROY COMPUTER RESOURCES, INC.

                          CONSOLIDATED STATEMENTS OF INCOME
                      ( In thousands, except per share amounts )
                                                            Quarter Ended
                                                         _______________________
                                                         October 5,   October 5,
                                                           1995           1996
                                                         __________   __________
          Net sales and revenues                           $64,982       $92,975
          Cost of sales and service                         56,217        78,308
                                                           _______       _______
                    Gross profit                             8,765        14,667

          Operating expenses:
             Selling, general and administrative             5,964         8,717
             Rent expense                                      221           385
             Depreciation                                      189           518
             Amortization                                       59           156
                                                           _______       _______
                    Total operating expenses                 6,433         9,776
                                                           _______       _______

          Income from operations                             2,332         4,891

          Interest expense                                     512           500
          Other income                                           6            16
                                                           _______       _______
          Income before income tax                           1,826         4,407

          Income tax expense                                   738         1,788
                                                           _______       _______
          Net income                                        $1,088        $2,619
                                                           _______       _______

          Weighted average shares outstanding:
               Primary                                       4,121         6,475
               Fully Diluted                                 4,121         6,550

          Net income per common share:
               Primary                                       $0.26         $0.40
               Fully Diluted                                 $0.26         $0.40

                   See notes to consolidated financial statements.

                               POMEROY COMPUTER RESOURCES, INC.

                              CONSOLIDATED STATEMENTS OF INCOME
                         ( In thousands, except per share amounts )
                                                             Nine Months Ended
                                                         ______________________
                                                         October 5,   October 5,
                                                           1995          1996
                                                         __________   __________
          Net sales and revenues                          $171,458      $234,035
          Cost of sales and service                        147,059       196,922
                                                          ________      ________
                    Gross profit                            24,399        37,113

          Operating expenses:
             Selling, general and administrative            16,466        23,297
             Rent expense                                      665         1,016
             Depreciation                                      509         1,278
             Amortization                                      164           425
                                                          ________      ________
                    Total operating expenses                17,804        26,016
                                                          ________      ________

          Income from operations                             6,595        11,097

          Interest expense                                   1,507         1,594

          Litigation settlement and related costs                -         4,392
          Other income                                          34           133
                                                          ________      ________
          Income before income tax                           5,122         5,244

          Income tax expense                                 2,074         2,127
                                                          ________      ________
          Net income                                        $3,048        $3,117
                                                          ________      ________

          Weighted average shares outstanding:
               Primary                                       3,972         4,985
               Fully Diluted                                 4,019         5,086

          Net income per common share:
               Primary                                       $0.77         $0.63
               Fully Diluted                                 $0.76         $0.61

                      See notes to consolidated financial statements.

                              POMEROY COMPUTER RESOURCES, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       ( In thousands )
                                                                   Nine Months Ended
                                                               ______________________
                                                               October 5,   October 5,
                                                                  1995         1996
                                                               __________   _________

          Net cash flows used in operating activities             ($812)     ($4,849)
                                                                 _______     ________


          Cash flows used in investing activities:
             Capital expenditures                                  (744)      (1,788)
             Acquisition of resellers                               (75)      (4,528)
             Payment for covenant not to compete                   (143)           -
             Other                                                  (19)           -
                                                                 _______     ________
          Net investing activities                                 (981)      (6,316)
                                                                 _______     ________

          Cash flows provided by (used in) financing activities:
             Net payments on bank note                              915       (1,146)
             Payments of notes payable                             (214)      (3,982)
             Net proceeds of stock offering                           _       17,924
             Retirement of stock warrants                             _         (330)
             Proceeds from exercise of stock options              1,332        1,271
                                                                 ______      _______
          Net financing activities                                2,033       13,737
                                                                 ______      _______

          Increase in cash                                          240        2,572
          Cash:
             Beginning of period                                     74          596
                                                                 ______      _______
             End of period                                         $314       $3,168
                                                                 ______      _______

                          POMEROY COMPUTER RESOURCES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1. Basis of Presentation

            The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the nine-month period ended October 5, 1996 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 1997.

        2.  Borrowing Arrangements

            The Company amended its bank revolving credit agreement on June 27, 1996. This change increased the maximum line of credit to $25.0 million. At October 5, 1996, the outstanding balance was $16.6 million. The interest rate charged will vary based on the prime rate of the bank or the Company's election to use the LIBOR rate. The rate used will be adjusted quarterly based on attaining certain financial covenants. At October 5, 1996, the interest rate charged was 7.5%. This rate will be 7.5% during the fourth quarter of 1996.

        3.  Supplemental Cash Flow Disclosures

            Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:
                (In thousands)                         Nine Months Ended
                                               _________________________________
                                               October 5, 1995   October 5, 1996
                                               _______________   _______________
                Interest paid                     $1,495               $1,565
                                                  ______               ______
                Income taxes paid                 $2,085               $  688
                                                  ______               ______

                Business combinations accounted for
                as purchase:

                Assets acquired                                      $ 15,298
                Liabilities assumed                                    (6,395)
                Note payable                                           (2,900)
                Stock issued                                           (1,475)
                                                                     ________
                Net cash paid                                        $  4,528
                                                                     ________

        4.  Legal Proceeding

            On April 29, 1996, the Company and David B. Pomeroy and Catherine Pomeroy (collectively Pomeroy) entered into a Settlement Agreement (the Agreement) with Vanstar Corporation (Vanstar), Merisel, Inc. and Merisel FAB, Inc. Vanstar (f/k/a ComputerLand) was the Company's franchisor from

            1981 to 1993, when the Company changed from  a franchisee to a
            Datago   purchaser.    In  December  1994,  Vanstar  filed  a
            complaint against the Company alleging that the Company failed to comply with the terms of the Datago Agreement. In January 1995, the Company filed a cross-complaint against Vanstar alleging numerous breaches of the Datago Agreement. In September 1995, Vanstar amended its complaint to add Pomeroy as co- defendants because they had guaranteed the Company's obligations under the Agreement. The Agreement settles any and all claims between Vanstar, the Company and Pomeroy that were raised or could have been raised in Vanstar's lawsuit against the Company and Pomeroy and includes a mutual release among all the parties.

            The Company agreed to pay to Vanstar $3.3 million consisting of $1.65 million in cash and a promissory note in the amount of $1.65 million. The note was paid on August 27, 1996 plus interest at 0.25% below the prime rate of the Company's bank as of April 29, 1996. All agreements between the Company and Vanstar were terminated as of the effective date of the Agreement. The settlement agreement provides for forgiveness of any and all claims or obligations of either party against the other, resulting in a charge-off of $0.5 million of receivables from Vanstar Corporation and additional expense of $0.5 million for costs related to the litigation.

        5.  Equity

            On September 6, 1996, the Company's Board of Directors authorized a three-for-two stock split in the form of a stock dividend payable October 4, 1996, to shareholders of record September 19, 1996. The split resulted in the issuance of 2,125,462 new shares of Common Stock. The stated par value of each share was not changed from $0.01. A total of $21 thousand was reclassified from the Company's additional paid in capital account to the Company's common stock account. Accordingly, net income per common share, weighted average shares outstanding and stock option plan information have been restated to reflect the stock split.

        6.  Litigation

            There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

        7.  Subsequent Event

            On October 11, 1996 the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Communications Technology, Inc., d/b/a DILAN (DILAN), a privately held network integrator located in Hickory, North Carolina. The purchase price consisted of $2.6 million in cash, a $1.1 million subordinated note and $5.2 million of assumed liabilities. Interest on the subordinated note, which is calculated at 10% per annum, is payable quarterly and principal is payable in three equal annual installments of $365 thousand. The acquisition will be accounted for as a purchase, accordingly the purchase price will be allocated to assets and liabilities based on their estimated value as of the date of the acquisition. The results of DILAN'S operations will be included in the consolidated statement of income from the date of acquisition.

                          POMEROY COMPUTER RESOURCES, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Net Sales and Revenues
          ______________________

          Net sales and revenues of $93.0 million in the third quarter of 1996 increased $28.0 million, or 43.1%, from $65.0 million in the third quarter of 1995. After eliminating fiscal 1995 revenues from the now closed Kingsport branch and a major customer which was lost in late 1995 and 1996 revenues from The Computer Supply
          Store,  Inc.  ( TCSS )  which  was  acquired  in  March   1996,
          comparable net sales and revenues increased 22.0%. Sales of equipment and supplies of $85.8 million in the third quarter of 1996 increased $26.1 million, or 43.6%, from $59.7 million in the third quarter of 1995. On a comparable basis, as described above, sales of equipment and supplies increased 20.4%. Service and other revenues of $7.2 million in the third quarter of 1996 increased $2.0 million, or 37.1%, from $5.2 million in the third quarter of 1995. On a comparable basis, as described above, service and other revenues increased 39.3%.

          Net sales and revenues of $234.0 million in the first nine months of 1996 increased $62.5 million, or 36.5%, from $171.5 million in the first nine months of 1995. On a comparable basis, as described above, net sales and revenues increased 25.2%. Sales of equipment and supplies of $214.1 million in the first nine months of 1996 increased $56.7 million, or 36.0% from $157.4 million. On a comparable basis, as described above, sales of equipment and supplies increased 22.9%. Service and other revenues of $19.9 million in the first nine months of 1996 increased $5.9 million, or 42.1% from $14.0 million in the first nine months of 1995. On a comparable basis, as described above, service and other revenues increased 50.2%.

          Gross Profit
          ____________

          Gross profit as a percentage of sales was 15.8% in the third quarter of 1996 compared to 13.5 % in the third quarter of 1995. This increase in the third quarter of 1996 can be attributed to less reliance on lower margin, high volume equipment rollouts, larger vendor rebates and the increase in the margin for service and other revenues. In the third quarter of 1995, the lower margin was due to strong price competition and large volume equipment rollouts that contributed significantly to lowering gross profit as a percentage of sales. Provided there are no changes in rebate programs, the level of vendor rebates is expected to continue into the fourth quarter as volume purchases with major manufacturers continue to increase.

          Gross profit as a percentage of sales was 15.9% in the first nine months of 1996 compared to 14.2% in the first nine months of 1995. This increase is attributed to the same factors as described above.

          Operating Expenses
          __________________

          Selling, general and administrative expenses expressed as a percentage of sales increased to 9.4% and 10.0% for the third quarter and first nine months of 1996, respectively, from 9.2% and 9.6% in the third quarter and first nine months of 1995, respectively. This increase is primarily attributable to the addition of technical personnel to continue the growth of the Company's service business. As these personnel reach full productivity, their cost as a percent of revenues should decrease. In addition, market development funds, which reduce selling, general and administrative expenses, have declined during the third quarter and first nine months of 1996 as a percentage of net sales and revenues due to the fact that vendors have shifted funds to rebates as described in Gross Profit above. Total operating expenses expressed as a percentage of sales increased to 10.5% and 11.1% in the third quarter and first nine months of 1996, respectively, from 9.9% and 10.4% in the third quarter and first nine months of 1995, respectively, due to the items noted previously in selling, general and administrative expenses, an increase in depreciation related to the new headquarters and distribution facilities and amortization of Goodwill related to the acquisition of TCSS.

          Income from Operations
          ______________________

          Income from operations of $4.9 million in the third quarter of 1996 increased $2.6 million, or 109.7%, from $2.3 million in the third quarter of 1995. The Company's operating margin increased to 5.3% in the third quarter of 1996 as compared to 3.6% in 1995 as the increase in gross margin offset the increase in operating expenses as a percent of net sales and revenues.

          Income from operations of $11.1 million in the first nine months of 1996 increased $4.5 million, or 68.3%, from $6.6 million in the first nine months of 1995. Operating margin increased to 4.7% in the first nine months of 1996 as compared to 3.8% in 1995 as the increase in gross margin offset the increase in operating expenses as a percent of net sales and revenues.

          Interest Expense
          ________________

          Interest expense was $0.5 million and $1.6 million in the third quarter and first nine months of 1996, respectively, compared with $0.5 million and $1.5 million in the third quarter and first nine months of 1995, respectively. The average level of bank borrowings for the third quarter of 1996 were comparable to the same period in 1995 but approximately 34% lower than the average bank borrowings during the second quarter of 1996. This decrease during the third quarter of 1996 is attributed to the utilization of the net proceeds from the secondary stock offering of $17.9 million in July 1996. In addition, the interest rate charged on the line of credit was reduced to 7.5% since the Company achieved certain financial ratios at the end of the second quarter of 1996. While the average level of borrowings on floor plans increased by 25%, interest expense decreased as more purchases were made using vendor subsidized programs.

          While interest expense related to accounts receivable and inventory financing decreased for the reasons enumerated above, total interest expense for the third quarter of 1996 remained comparable to the same period in 1995. This is attributable to the debt incurred for acquisitions.

          Income Taxes
          ____________

          The Company's effective tax rate was 40.6% in the third quarter of 1996 compared to 40.4% in the third quarter of 1995. For the nine months ended October 5, 1996 and 1995, the effective tax rate was 40.6% and 40.5%, respectively.

          Litigation Settlement and Related Costs
          _______________________________________

          On April 29, 1996, the Company agreed to a settlement of the litigation with Vanstar Corporation. The settlement of $3.4 million was satisfied by $1.65 million in cash and a $1.65 million note which was paid on August 27, 1996 plus interest at 8.0%. The settlement agreement provided for the release of any and all claims or obligations of either party against the other, resulting in a charge-off of $0.5 million of receivables from Vanstar Corporation and additional expense of $0.5 million for costs related to the litigation.

          Net Income
          __________

          Net income of $2.6 million in the third quarter of 1996 increased $1.5 million, or 140.7%, from $1.1 million in the third quarter of 1995. This increase was a result of the factors described previously. Net income of $3.1 million in the first nine months of 1996 was flat with the comparable period in 1995 primarily as a result of the settlement with Vanstar. Excluding the impact of the Vanstar settlement, net income would have been $5.7 million.

          Liquidity and Capital Resources
          _______________________________

          Cash used in operating activities was $4.8 million in the first nine months of 1996. Cash used in investing activities include
          $4.5 million for acquisitions and $1.8 million for capital expenditures. Cash provided by financing activities included $17.9 million of net proceeds from a secondary stock offering of
          1.4 million shares and $1.0 million from the exercise of stock options less $1.1 million of net repayments on bank notes payable, $4.0 million of repayments on various notes payable and $0.3 million for the redemption of warrants.

          During the second quarter  of 1996 the line  of credit under  the
          bank loan agreement was increased   to $25 million through  April
          30, 1997.

          It is expected that available credit under the Company's lending arrangements along with internally generated funds will be sufficient to finance its near-term growth.

          On August 2, 1996 the Company acquired certain assets of a service company in Birmingham, AL, which will be combined with the Company's existing branch office, for approximately $0.5 million. On October 11, 1996, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Communications Technology, Inc., d/b/a DILAN ( DILAN ) a privately held network integrator headquartered in Hickory, North Carolina. The purchase price consisted of $2.6 million in cash, a $1.1 million note and $5.2 million of assumed liabilities. The cash used to acquire DILAN was provided by short-term borrowings through the Company's revolving credit agreement.

          The Company regularly evaluates various expansion opportunities including the acquisition of resellers or related businesses in growing market areas and service and support companies that complement its ongoing operations.

                                PART II - OTHER INFORMATION
          Items 1 to 5 None
          Item 6 Exhibits
                                                        Filed Herewith
                                                        (page #) or
                                                        Incorporated
          Exhibits                                      by Reference to:
          ________                                      ________________

          10(iii)              Material Contracts

                    (a)(22)    Amendment to Loan         E-1 to E-4
                               Agreement by Letter
                               Agreement dated October
                               18, 1996 by and among
                               Star Bank, N.A., the
                               Company, C&N Corp. and
                               Xenas Communications
                               Corp.

          11        (a)(23)    Computation of Earnings      E-5
                               per Share

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

                                        POMEROY COMPUTER RESOURCES, INC.
                                        ________________________________
                                                  (Registrant)

            Date: November 19, 1996     By: /s/  Edwin S. Weinstein
                                        Edwin S. Weinstein,
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)