Form 10-Q/A
period 1996-10-05
POMEROY COMPUTER RESOURCES INC
filed 1997-01-06
CIK 883979

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-Q/A           (Mark One)
          (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 5, 1996

                                         OR

          ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to

          Commission file number 0-20022

                          POMEROY COMPUTER RESOURCES, INC.
               (Exact name of registrant as specified in its charter)

          DELAWARE                                     31-1227808
          (State or jurisdiction of incorporation     (I.R.S. Employer
            or organization)                           Identification No.)

                        1020 Petersburg Road  Hebron, KY 41048
                      (Address of principal executive offices)

                                   (606) 586-0600
                (Registrant's telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

          YES ___X___NO___

          The number of shares of common stock outstanding as of December 27, 1996 was 6,468,518.

                          POMEROY COMPUTER RESOURCES, INC.

                                  TABLE OF CONTENTS

          Part I.     Financial Information                         Page

                      Item 2.           Management's Discussion       1
                                        and Analysis of Financial
                                        Condition and Results of
                                        Operations


          SIGNATURE                                                   3

                          POMEROY COMPUTER RESOURCES, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Total Net Sales and Revenues

          Total net sales and revenues increased $28.0 million, or 43.1%, to $93.0 million in the third quarter of 1996 from $65.0 million in the third quarter of 1995. This increase was attributable to the acquisition of The Computer Supply Store, Inc. ( TCSS ), and increased sales to existing and new customers. After eliminating (i) fiscal 1995 revenues relating to the Kingsport, Tennessee branch which was closed in September 1995, and P&G, which ceased to purchase products and services from the Company in September 1995 and (ii) fiscal 1996 revenues from the acquisition of TCSS which was acquired in March 1996, total net sales and revenues increased 22.0%. Sales of equipment and supplies increased $26.1 million, or 43.6%, to $85.8 million in the third quarter of 1996 from $59.7 million in the third quarter of 1995. On a comparable basis, as described above, sales of equipment and supplies increased 20.4%. Service revenues increased $2.0 million, or 37.1%, to $7.2 million in the third quarter of 1996 from $5.2 million in the third quarter of 1995. On a comparable basis, as described above, service revenues increased 39.3%.

          Total net sales and revenues increased $62.6 million, or 36.5% to $234.0 million in the first nine months of 1996 from $171.5 million in the first nine months of 1995. This increase was attributable to the acquisition of TCSS and increased sales to existing and new customers. On a comparable basis, as described above, total net sales and revenues increased 25.2%. Sales of equipment and supplies increased $56.7 million, or 36.0%, to $214.1 million in the first nine months of 1996 from $157.4 million in the first nine months of 1995. After elimination of the revenues described above, sales of equipment and supplies increased 22.9%. Service revenues increased $5.9 million, or 42.1%, to $19.9 million in the first nine months of 1996 from $14.0 million in the first nine months of 1995. After elimination of the revenues described above, service revenues increased 50.2%.

          Gross Profit

          Gross profit margin was 15.8% in the third quarter of 1996 compared to 13.5% in the third quarter of 1995. This increase was attributable to a lesser number of lower margin, high volume equipment rollouts, larger vendor rebates and the increase in the margin for service revenues. In the third quarter of 1995, the lower margin was due to strong price competition and large volume equipment rollouts that contributed significantly to lowering gross profit as a percentage of sales. Provided there are no changes in rebate programs, the level of vendor rebates is expected to continue into the fourth quarter as volume purchases with major manufacturers continue to increase.

          Gross profit margin was 15.9% in the first nine months of 1996 compared to 14.2% in the first nine months of 1995. This increase was attributable to the same factors as described above.

          Operating Expenses

          Selling, general and administrative expenses expressed as a percentage of total net sales and revenues increased to 9.4% and 10.0% for the third quarter and first nine months of 1996, respectively, from 9.2% and 9.6% in the third quarter and first nine months of 1995, respectively. This increase is primarily attributable to the addition of technical personnel as a result of the growth of the Company's service business. As the personnel reach full productivity, their cost as a percent of services revenues should decrease. In addition, market development funds, which reduce selling, general and administrative expenses, have declined during the third quarter and first nine months of 1996 as a percentage of total net sales and revenues primarily as a result of vendors shifting funds to rebates. Total operating expenses expressed as a percentage of total net sales and revenues increased to 10.5% and 11.1% in the third quarter and first nine months of 1996, respectively, from 9.9% and 10.4% in the third quarter and first nine months of 1995, respectively, due to the reduction of market development funds, the increase in depreciation related to the new headquarters and distribution facilities and amortization of goodwill related to the acquisition of TCSS.

          Income from Operations

          Income from operations increased $2.6 million, or 109.7%, to $4.9 million in the third quarter of 1996 from $2.3 million in the third quarter of 1995. The Company's operating margin increased to 5.3% in the third quarter of 1996 as compared to 3.6% in 1995 because the increase in gross margin more than offset the increase in operating expenses as a percent of total net sales and revenues.

          Income from operations increased $4.5 million, or 68.3%, to $11.1 million in the first nine months of 1996 from $6.6 million in the first nine months of 1995. The Company's operating margin increased to 4.8% in the first nine months of 1996 from 3.9% in the first nine months of 1995 because the increase in gross margin more than offset the increase in operating expenses as a percentage of net sales and revenues.

          Interest Expense

          Interest expense was $0.5 million and $1.6 million in the third quarter and first nine months of 1996, respectively, compared
          to $0.5 million   and  $1.5 million  in the  third quarter  and
          first nine months of 1995, respectively.

          Income Taxes

          The Company's effective tax rate was 40.6% in the third quarter of 1996 compared to 40.4% in the third quarter of 1995. The Company's effective tax rate was 40.6% in the first nine months of 1996 compared to 40.5% in the first nine months of 1995.

          Litigation Settlement and Related Costs

          On April 29, 1996, the Company agreed to a settlement of the litigation with Vanstar Corporation. The settlement of $3.3 million consisted of a payment made by the Company to Vanstar of $1.65 million in cash and a $1.65 million note which was paid on August 27, 1996. The settlement agreement also provided for mutual forgiveness of any and all claims or obligations of the parties, resulting in a write-off of $0.5 million of receivables from Vanstar and additional expenses of $0.5 million for costs related to the litigation.

          Net Income

          Net income increased $1.5 million, or 140.7%, to $2.6 million in the third quarter of 1996 from $1.1 million in the third quarter of 1995 due to the factors described above. Net income increased $0.1 million, or 2.3%, to $3.1 million in the first nine months of 1996 from $3.0 million in the first nine months of 1995 due to the factors described above. Excluding the impact of the Vanstar settlement, net income in the first nine months of 1996 would have been $5.7 million, an increase of 90.0% over the comparable period in 1995.

          Liquidity and Capital Resources

          Cash used in operating activities was $5.5 million in the first nine months of 1996. Cash used in investing activities included $4.5 million for acquisitions and $2.8 million for capital expenditures. Cash provided by financing activities included $17.9 million of net proceeds from the issuance of 1.4 million shares of common stock in July 1996 and $1.3 million from the exercise of stock options less $1.1 million of repayments on bank notes payable, $2.3 million of repayments on various notes payable and $0.3 million for the redemption of warrants.

          During the second quarter  of 1996 the line  of credit under  the
          bank loan agreement was increased   to $25 million through  April
          30, 1997.

          It is expected that available credit under the Company's lending arrangements along with internally generated funds will be sufficient to finance its near-term growth.

          On August 2, 1996, the Company acquired certain assets of a network service provider located in Birmingham, AL, for approximately $0.5 million. This acquisition enabled the Company to expand the operations of its existing branch office in Birmingham. On October 11, 1996, the Company acquired certain assets of Communications Technology, Inc., d/b/a DILAN
          ( DILAN ), a privately held network integrator headquartered in Hickory, North Carolina. The purchase price consisted of $2.6 million in cash, a $1.1 million note and the assumption of $5.5 million of liabilities. The cash used to acquire DILAN was provided by short-term borrowings through the Company's revolving credit agreement.

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

                                        POMEROY COMPUTER RESOURCES, INC.
                                                    (Registrant)

            Date: January 6, 1997       By: /s/  Edwin S. Weinstein
                                        Edwin S. Weinstein,
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)