Form 10-K
period 1997-01-05
POMEROY COMPUTER RESOURCES INC
filed 1997-04-04
CIK 883979

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     Form 10-K

           (Mark One)
           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            For the fiscal year end January 5, 1997
                                         OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from                        to

                           Commission file number 0-20022

                          POMEROY COMPUTER RESOURCES, INC.
               (Exact name of registrant as specified in its charter)
           DELAWARE                                         31-1227808
          (State or other jurisdiction                (I.R.S. Employer
           of incorporation or                         Identification No.)
           organization)

           1020 Petersburg Road, Hebron, Kentucky                    41048
           (Address of principal executive offices)                (Zip Code)

           Registrant's telephone number, including area code  (606)586-0600

           Securities registered pursuant to Section 12(b) of the Act:
                                              Name of each exchange
                Title of each class            on which registered
                ___________________            ___________________
                        None                           None

           Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, Par Value $.01
                                   Title of Class

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

           YES    X    NO

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           The aggregate market value of voting stock of the Registrant held by non affiliates was $125,361,000 as of March 24, 1997.

           The number of shares outstanding of the Registrant's common stock as of March 24, 1997 was 7,503,287.

                        DOCUMENTS INCORPORATED BY REFERENCE

                                        Part of Form 10-K Into Which
               Document                    Portions of Documents are
                                                   Incorporated
           __________________________   ____________________________
           Definitive Proxy Statement                Part III
           for the 1997 Annual Meeting
           of Stockholders to be Filed
           with the Securities and
           Exchange Commission prior to
           May 5, 1997

                          POMEROY COMPUTER RESOURCES, INC.

                                     FORM 10-K

                             YEAR ENDED JANUARY 5, 1997

                                 TABLE OF CONTENTS

           PART I                                                       Page

           Item 1.    Business                                            1
           Item 2.    Properties                                          4
           Item 3.    Legal Proceedings                                   4
           Item 4.    Submission of Matters to a
                      Vote of Security Holders                            4

           PART II

           Item 5.    Market for the Registrant's
                      Common Stock and Related
                      Stockholder Matters                                 4
           Item 6.    Selected Financial Data                             5
           Item 7.    Management's Discussion and
                      Analysis of Financial
                      Condition and Results of
                      Operations                                          7
           Item 8.    Financial Statements and
                      Supplementary Data                                  9
           Item 9.    Disagreements on Accounting
                      and Financial Disclosures                           9

           PART III

           Item 10.   Directors and Executive
                      Officers of the Registrant                          9
           Item 11.   Executive Compensation                              9
           Item 12.   Security Ownership of
                      Certain Beneficial Owners
                      and Management                                      9
           Item 13.   Certain Relationships and
                      Transactions                                        9

           PART IV

           Item 14.   Exhibits, Financial
                      Statement Schedules and
                      Reports on Form 8-K                                 9

           SIGNATURES
                      Chief Executive Officer,
                      Chief Financial Officer and
                      Chief Accounting Officer                           17

                      Directors                                          17

           Independent Auditor's Report                                 F-1

           Financial Statements                                     F-2 to F-17

           Exhibits

         Special Cautionary Notice Regarding Forward-Looking Statements
         ______________________________________________________________

          Certain of the matters discussed under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results
      of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1993 and The Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this document, including, without limitation, those statements made in conjunction with the forward-looking statements under "Business" and "Management's Discussion and Analysis of Financial Condition and
      Results of Operations."   All  written or oral forward-looking
      statements attributable to the Company are expressly qualified in their entirely by such factors.

                                      PART I
      ITEM 1. BUSINESS

           Pomeroy Computer Resources, Inc. (the Company) is a Delaware Corporation organized in February 1992 to consolidate and reorganize predecessor companies. All of the predecessor companies were controlled by David B. Pomeroy, the Company's Chairman of the Board, President and Chief Executive Officer.

           The Company offers a broad range of microcomputers and related products and provides a comprehensive selection of integration and support services including network and system design, equipment selection and procurement, complex network configuration, integration, Internet and electronic commerce services, depot repair, on-site maintenance, staffing and network management. The Company provides products and services to large and medium sized commercial, health care, governmental, financial and educational customers.

           An important component of the Company's operating strategy is to offer its customers a wide range of microcomputer systems and related products and software at competitive prices. The principal components of the microcomputer systems generally supplied by the Company include microprocessor-based central processing units, peripheral devices such as video displays, keyboards, additional storage units, printers and software packages.

           The Company offers microcomputer products from an array of manufacturers including Compaq, Hewlett-Packard, IBM, Lexmark and Toshiba. The Company sells these products together with a broad selection of networking, integration and software products from manufacturers including 3Com, Bay Networks, Intel, Microsoft, and Novell. Services provided by the Company allow customers to outsource the selection, installation, integration and maintenance of their microcomputer systems.

           The Company is an authorized dealer or reseller for the products of over 35 major vendors. The Company believes that its access to major vendors enables it to offer a wide range of products to meet the diverse requirements of its customers. However, the increasing demand for microcomputers has resulted in significant product supply shortages from time to time because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. The Company has in the past and expects in the future to experience some difficulty in obtaining an adequate supply of products from its major vendors which has resulted, and may continue to result, in delays in completing sales. These delays have not had, and are not anticipated to have, a material adverse effect on the Company's results of operations, although failure to obtain adequate product supply could have a material adverse effect on the Company's results of operations.

           The Company has entered into dealer agreements with its major vendors/manufacturers. These agreements are typically subject to periodic renewal and to termination on short notice. Substantially all of the Company's dealer agreements may be terminated by the vendor without cause upon 30 to 90 days advance notice, or immediately upon the occurrence of certain events. A vendor could also terminate an authorized dealer agreement for reasons unrelated to the Company's performance. Although the Company has never lost a major vendor/manufacturer, the loss of such a vendor/product line or the deterioration of the Company's relationship with such a vendor/manufacturer would have a material adverse effect on the Company.

           The Company's sales are generated primarily by its 208 person direct sales force and sales support personnel located in 15 regional offices in Kentucky, Iowa, Tennessee, Florida, Alabama, Indiana, North Carolina and South Carolina. The Company's business strategy is to provide its customers with a complete package of advanced microcomputer products, high level services and support, including designing and installing systems, training system users, maintaining and repairing hardware and software and brokering used equipment. The Company believes that its ability to combine competitive pricing of microcomputer hardware and related products with higher margin sophisticated services and support allows it to compete effectively against a variety of alternative microcomputer distribution channels, including independent dealers, superstores, mail order and direct sales by manufacturers. With the majority of businesses considering how to "rightsize", the Company is using its resources to assist customers in the appropriate decision-making and project implementation.

           Most microcomputer products are sold pursuant to purchase orders. For larger procurements, the Company will enter into written contracts with customers. These contracts typically establish prices for certain equipment and services and require short delivery dates for equipment and services ordered by the customer. These contracts do not require the customer to purchase microcomputer products or services exclusively from the Company and may be terminated without cause upon 30 to 90 days' notice. Most contracts are for a term of 12 to 24 months and, in order to be renewed, may require submission of a new bid in response to the customer's request for proposal. As of January
           5, 1997, the Company had been awarded contracts which it estimates will result in an aggregate of approximately $71.3 million of net sales and revenues after January 5, 1997. Of this amount, the Company estimates that $35.5 million of net sales and revenues will be generated during fiscal year 1997 and the remainder will be generated after the end of fiscal year 1997.
           The estimates of management could be materially less than stated as a result of factors which would cause one or more of these customers to order less product or services than is anticipated. Such factors include that the customer finds another supplier for the desired products at a lower price or on better terms, the internal business needs of the customer change causing the customer to require less or different products and services, or a significant change in technology or other industry conditions occurs which alters the customer's needs or timing of purchases. An estimate of the value of contracts awarded as of a comparable date in the preceding fiscal year is not available.

           For fiscal years 1994, 1995 and 1996, sales of microcomputers, peripheral products, supplies and software accounted for approximately 90.1%, 91.5% and 91.2%, respectively, of the consolidated net sales and revenues of the Company. The Company's revenues from its service and support activities have also grown over the last several years. For fiscal years 1994, 1995 and 1996, revenues from service and support activities were approximately $13.4 million, $17.9 million and $27.4 million, respectively, and accounted for approximately 9.3%, 7.8% and 8.2%, respectively, of the consolidated net sales and revenues of the Company.


           Competition

           The microcomputer products and services market is highly competitive. Distribution has evolved from manufacturers selling through direct sales forces to sales by manufacturers to aggregators (wholesalers), resellers and value-added resellers. Competition, in particular the pressure on pricing, has resulted in industry consolidation. In response to continuing competitive pressures, including specific price pressure from the direct telemarketing and mail order distribution channels, the microcomputer distribution channel is currently undergoing segmentation into value-added resellers who emphasize advanced systems together with service and support for business networks, as compared to computer "superstores," who offer retail purchasers a relatively low cost, low service alternative and direct-mail suppliers which offer low cost and limited service. Certain superstores have expanded their marketing efforts to target segments of the Company's customer base, which could have a material adverse impact on the Company's operations and financial results.

           While price is an important competitive factor in the Company's business, the Company believes that its sales are principally dependent upon its service, technical expertise, reputation and experience. The Company's principal competitive strengths include: (i) quality assurance; (ii) service and technical support; (iii) lower pricing of products through alternative distribution sources; (iv) prompt delivery of products to customers; and (v) creative financing alternatives.

           The Company competes for product sales directly with local, national and international distributors and resellers. In addition, the Company competes with microcomputer manufacturers that sell their product through their own direct sales forces and to distributors. Although the Company believes its prices and delivery terms are competitive, certain competitors offer more aggressive hardware pricing to their customers.

           Employees

           As of January 5, 1997, the Company had 923 full-time employees consisting of the following: 470 service and technical personnel including 115 systems engineers; 110 direct sales representatives and 98 sales support personnel; 29 management personnel; and 216 administrative and distribution personnel. The Company has no collective bargaining agreements and believes its relations with its employees are good.

           Backlog

           The Company does not have a significant backlog of business since it normally delivers and installs products purchased by its customers within 10 days from the date of order. Accordingly, backlog is not material to the Company's business or indicative of future sales. From time to time, the Company experiences difficulty in obtaining products from its major vendors as a result of general industry conditions. These delays have not had, and they are not anticipated to have, a material adverse effect on the Company's results of operations.
           Patents and Trademarks

           The Company owns no trademarks or patents. Although the Company's various dealer agreements do not generally allow the Company to use the trademarks and trade names of these various manufacturers, the agreements do permit the Company to refer to itself as an "authorized dealer" of the products of those manufacturers and to use their trademarks and trade names for marketing purposes. The Company considers the use of these trademarks and trade names in its marketing efforts to be important to its business.

           Acquisitions

           Acquisitions have contributed significantly to the Company's growth. The Company believes that acquisitions are one method of increasing its presence in existing markets, expanding into new geographic markets, adding experienced service personnel, gaining new product offerings and services, obtaining more competitive pricing as a result of increased purchasing volumes of particular products and improving operating efficiencies through economies of scale. In recent years, there has been consolidation among providers of microcomputer products and services and the Company believes that this consolidation will continue, which, in turn, may present additional opportunities for the Company to grow through acquisitions. The Company continually seeks to identify and evaluate potential acquisition candidates. The Company is currently engaged in preliminary discussions with potential acquisition candidates, including a signed letter of intent with a small network service provider in Indiana. Although it has no binding commitments to acquire such candidates, management believes that the Company may acquire one or more of these candidates in the future.

           During  fiscal   year   1996,   the  Company   completed   three
           acquisitions.  The   following  is   a   description  of   these
           acquisitions.

              TCSS. In March 1996, the Company acquired certain assets of The Computer Supply Store, Inc. (TCSS), a computer reseller based in Des Moines, Iowa, whose primary geographic market area is central Iowa. The operations acquired from TCSS now constitute the Company's Des Moines branch office. The Des Moines branch provides a broad range of microcomputer products and related professional services to a variety of business and other organizations. The purchase price consisted of approximately $4.5 million in cash, $2.7 million in a subordinated note, the assumption of certain liabilities and 150,000 unregistered shares of Common Stock. In addition, the Company entered into 5-year employment agreements with key employees of TCSS.

               TCSS' service revenues have historically accounted for a smaller percentage of total revenues than the percentage of service revenues of the Company, thus affording the Company an opportunity to provide additional value-added services to TCSS' customers. As of January 5, 1997, the Des Moines branch had approximately 134 service contracts in effect. As of January 5, 1997, the Des Moines branch had more than 4,800 customers, the largest of which included Principal Mutual Life Insurance Company, Pioneer HiBred International, Norwest Mortgage, Inc., Iowa Medical Center and Blue Cross/ Blue Shield of Iowa. As part of its growth strategy, the Company recently opened a branch office in Cedar Rapids, Iowa and intends to expand its presence to the entire state of Iowa.

                AA MICROSYSTEMS.    In August  1996,  the Company  acquired
           certain assets of AA Microsystems, Inc. (AA Micro), a network service provider located in Birmingham, Alabama. This acquisition enabled the Company to expand the operations of its existing branch office in Birmingham and increase the number, and enhance the expertise, of its technical and service personnel. The purchase price consisted of $67 thousand in cash, a $200 thousand note payable, and 19,974 unregistered shares of Common Stock. In addition, the Company has entered into a three year employment contract with the former president.

              DILAN.  In October 1996, the Company  acquired certain assets
           of  Communications  Technology,  Inc.   (DILAN),  a  network
           integrator headquartered in Hickory, North Carolina. Through this acquisition, the Company expanded into the North Carolina and South Carolina markets, added Internet and electronic commerce services capabilities and enhanced its technical expertise, in particular WAN services and complex network integration. Historically, DILAN's business focused on network integration products and services with limited sales of microcomputers. The Company believes there exists an opportunity to expand sales of desktop and laptop PCs and related products to DILAN's current customer base as well as other companies in DILAN's markets. The purchase price consisted of approximately $2.6 million in cash, a $1.1 million subordinated note and the assumption of $5.5 million of liabilities. The purchase price is subject to adjustment based on DILAN's operating income for the fiscal year ending March 31, 1997. The Company has entered into a three year employment agreement with one employee and a one year employment agreement with another employee, both of whom were key employees of DILAN.

      ITEM 2. Properties

           The Company's principal executive offices and distribution facility are located in Hebron, Kentucky, comprised of approximately 36,000 and 91,000 square feet of space, respectively. These facilities are leased from Pomeroy Investments, LLC (Pomeroy Investments), a Kentucky limited liability company controlled by David B. Pomeroy, II, Chief Executive Officer of the Company, under a ten year triple-net lease agreement which expires in May 2006. The lease agreement provides for 2 five year renewal options. The Company intends to expand the distribution facility in 1997 to include a new depot repair facility. Pomeroy Investments intends to finance, purchase and own the land and improvements necessary to accommodate the new depot repair facility. The Company will lease the additional space from Pomeroy Investments at an annual lease rate no less favorable to the Company than can be obtained from unaffiliated third parties.

           The Company also has noncancelable operating leases for its regional offices, expiring at various dates between 1997 and 2006. The Company believes there will be no difficulty in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space. In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used. The Company does not own any real property.

      ITEM 3. Legal Proceedings

           There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

      ITEM 4. Submission of Matters to a Vote of Security Holders

              None
                                         PART II

      ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters

           The following table sets forth, for the periods indicated, the high and low sales price for the Common Stock for the quarters indicated as reported on the Nasdaq National Market. The following prices have been adjusted to reflect the 10% stock dividend effected on May 22, 1995 and a three-for-two stock split in the form of a stock dividend effected on October 4, 1996.
                                      1995                    1996
                                 High       Low         High       Low

              First quarter     $9.24       $5.61       $10.50     $8.00
              Second quarter    $12.67      $7.88       $11.33     $8.67
              Third quarter     $13.83     $10.50       $22.75     $9.17
              Fourth quarter    $12.33      $7.50       $38.00     $20.38

           As of March 24, 1997, there were approximately 223 holders of record of the Company's common stock.

           Dividends

           The Company has not paid any cash dividends since its organization and the completion of its initial public offering. The Company has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends are precluded under the Company's current borrowing agreement.

      ITEM 6. SELECTED FINANCIAL DATA

                                                                     SELECTED FINANCIAL DATA
                                                                (In Thousands Except Per Share Data)
                                                                           Fiscal Years (1)
                                                        _____________________________________________________
                                                        1992(2)      1993      1994(3)      1995      1996(4)
      Consolidated Statement of Income Data:
      Net sales and revenues                           $61,389    $112,178    $144,575   $230,710   $336,358
      Cost of sales and service                         48,176      94,151     120,901    197,174    281,753
                                                        ______      ______     _______    _______    _______
          Gross profit                                  13,213      18,027      23,674     33,536     54,605

     Operating expenses:
      Selling, general and administrative                9,225      12,969      17,231     23,247     35,175

      Royalty expense                                    1,732         605         -           -          -
      Depreciation and amortization                        203         400         886      1,004      2,561
                                                        ______      ______      ______     ______     ______
         Total operating expenses                       11,160      13,974      18,117     24,251     37,736
      Income from operations                             2,053       4,053       5,557      9,285     16,869
      Other expense (income):
         Interest expense                                  604         850       1,031      1,999      2,170
         Litigation settlement and related costs             -           -           -          -      4,392
         Miscellaneous                                     (54)        (57)        (57)       (64)      (221)
                                                        _______     _______     _______    _______    ______
           Total other expense                             550         793         974       1,935     6,341
      Income from continuing operations
         before income taxes(5)                          1,503       3,260       4,583       7,350    10,528
      Income tax expense                                   523       1,360       1,856       2,983     4,296
                                                        _______     _______     _______    ________   ______
      Net income from continuing operations               $980      $1,900      $2,727      $4,367    $6,232
                                                        =======     =======    ========    ========   ======
      Net income from continuing operations
            per share (fully diluted)(6)                 $0.31       $0.52       $0.75       $1.08     $1.14
                                                        =======     =======    ========    ========   ======
      Pro forma income from continuing
             operations(7)                                $917      $1,900      $2,727       $4,367   $6,232
      Pro forma net income                                 702       1,900       2,727        4,367    6,232
      Pro forma net income per share
            (fully diluted)(6)(7)                        $0.22       $0.52       $0.75        $1.08    $1.14

      Consolidated Balance Sheet Data:
      Working capital                                    $5,768     $6,339      $6,556      $10,340  $27,203
      Long-term debt, net of current maturities               -          -         167          100    2,189
      Equity                                              8,616     10,594      13,130       19,200   46,593
      Total assets                                       26,813     34,086      57,061       63,985  121,380

      (1) On December 30, 1992, the Company changed its fiscal year from a 52- or 53-week period ending on the first Saturday following December 31 to a 12-month period ending January 5.
      (2) During fiscal 1992, the Company acquired the outstanding stock of C&N Corp. and discontinued its retail operations.
      (3) During fiscal 1994 the Company acquired the outstanding stock of Xenas Communications Corp. See Note 12 of Notes to Consolidated Financial Statements.
      (4) In March 1996 and October 1996, the Company acquired the assets of TCSS and DILAN, respectively. See Note 12 of Notes to Consolidated Financial Statements.
      (5) Fiscal year 1996 reflects the Vanstar litigation settlement and related costs of $4,392. Without this charge, net income would have been $8,832 and fully diluted net income per share would have been $1.62.
      (6) Net income per share from continuing operations and pro forma per share amounts are calculated using pro forma weighted average shares outstanding adjusted for the three-for-two stock split in the form of a stock dividend effective on October 4, 1996.
      (7) The pro forma data compares the net operating results of the Company for fiscal year 1992 with the comparable results for fiscal years 1993 through 1996 as if the Company had been taxed as a C Corporation on all income in fiscal 1992 at an effective rate of 39%.

      QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share data)

      The following table sets forth certain unaudited operating res
      This information is unaudited, but in the opinion of managemen consisting of normal recurring adjustments, necessary for a fa operations of such periods.
                                                             1996(1)
                                            ________________________________________
                                            First      Second     Third      Fourth
                                           Quarter(2)  Quarter   Quarter    Quarter(3)
                                           _________  ________  __________  _________
      Net sales and revenues               $63,224     $77,836    $92,975   $102,323

      Gross profit                           9,600      12,846     14,667     17,492

      Net income (loss)                    $(1,355)    $ 1,853    $ 2,619   $  3,115

      Net income (loss) per share
           Primary                         $ (0.33)    $  0.43    $  0.40   $   0.47
           Fully Diluted                   $ (0.33)    $  0.43    $  0.40   $   0.47

                                                            1995(1)
                                           ___________________________________________
                                            First      Second      Third     Fourth
                                           Quarter     Quarter    Quarter    Quarter
                                          ________   _________  __________  _________
     Net sales and revenues               $ 47,990   $ 58,487    $ 64,982   $ 59,252

     Gross profit                            7,753      7,882       8,765      9,137

     Net income                           $    906   $  1,055    $  1,088   $  1,319
     Net income per share
           Primary                        $   0.25   $   0.27    $   0.26   $   0.32
           Fully Diluted                  $   0.24   $   0.27    $   0.26   $   0.32

      (1) All per share amounts prior to the third quarter of 1996 have been restated to reflect the stock split effected as a stock dividend in the third quarter of 1996.

      (2) During the first quarter of fiscal 1996, the Company acquired certain assets of TCSS. See Note 12 of Notes to Consolidated Financial Statements. The first quarter of 1996 also includes the effect of the Vanstar litigation settlement and related costs of $4.4 million. Without this charge, net income would have been $1.3 million and net income per share would have been $0.30.

      (3) During the fourth quarter of fiscal 1996, the Company acquired certain assets of DILAN. See Note 12 of Notes to Consolidated Financial Statements.

      Item 7.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

          Net Sales and Revenues. Total net sales and revenues increased $105.7 million, or 45.8%, to $336.4 million in fiscal 1996 from $230.7 million in fiscal 1995. This increase was attributable to the acquisitions of The Computer Supply Store, Inc. (TCSS) and Communications Technology, Inc. ( DILAN ), and increased sales to existing and new customers. After eliminating (i) fiscal 1995 revenues relating to the Kingsport, Tennessee branch which was closed in September 1995, and The Procter & Gamble Company, which ceased to purchase products and services from the Company in September 1995, (ii) fiscal 1996 revenues from the acquisition of TCSS which was acquired in March 1996 and (iii) fiscal 1996 revenues from the acquisition of DILAN which was acquired in October 1996, total net sales and revenues increased 27.1%.

          Sales of equipment and supplies increased $95.6 million, or 45.3%, to $306.7 million in fiscal 1996 from $211.1 million in fiscal 1995. After elimination of the revenues described above, sales of equipment and supplies increased 25.1%. Service revenues increased $9.5 million, or 52.8%, to $27.4 million in fiscal 1996
      from $17.9  million  in  fiscal  1995.   After  elimination  of  the
      revenues described above, service revenues increased 50.4%.

          Gross Profit.   Gross profit  margin was  16.2% in  fiscal 1996
      compared to  14.5%  in  fiscal 1995.   This increase  was  primarily
      attributable to a lesser number of lower margin, high volume equipment roll-outs, larger vendor rebates and the increase in higher margin service revenues. Vendor rebates increased $3.7 million, or 78.9%, to $8.4 million in fiscal 1996 from $4.7 million in fiscal 1995. Provided there are no changes in rebate programs, the level of vendor rebates is expected to continue into fiscal 1997 as volume purchases with major manufacturers continue to increase.

          Operating  Expenses.    Selling,   general  and  administrative
      expenses (also including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues increased to 10.5% in fiscal 1996 from 10.1% for fiscal 1995. This increase is primarily attributable to the addition of technical personnel as a result of the growth of the Company's service business. As the personnel reach full productivity, their costs as a percentage of services revenues are expected to decrease. In addition, market development funds, which reduce selling, general and administrative expenses, have declined as a percentage of total net sales and revenues during fiscal 1996 to 1.0% from 1.3% in fiscal 1995 primarily as a result of vendors shifting funds to rebates. Total operating expenses expressed as a percentage of total net sales and revenues increased to 11.2% in fiscal 1996 from 10.5% in fiscal 1995 due to the reduction of market development
      funds  and  the  increase  in  depreciation   related  to  the  new
      headquarters  and  distribution  facilities   and  amortization  of
      goodwill related to the acquisitions of TCSS and DILAN.

          Income from Operations. Income from operations increased $7.6 million, or 81.7 %, to $16.9 million in fiscal 1996 from $9.3 million in fiscal 1995. The Company's operating margin increased to 5.0% in fiscal 1996 from 4.0% in fiscal 1995 because the increase in gross margin more than offset the increase in operating expenses as a percentage of total net sales and revenues.

          Interest Expense. Total interest expense was $2.2 million in fiscal 1996 compared with $2.0 million in fiscal 1995.

          Income Taxes.   The Company's effective  tax rate  was 40.8% in
      fiscal 1996 compared to 40.6% in fiscal 1995.

          Litigation Settlement and Related Costs. On April 29, 1996, the Company agreed to a settlement of the litigation with Vanstar. The settlement of $3.3 million consisted of a payment made by the Company to Vanstar of $1.65 million in cash and a $1.65 million note which was paid on August 27, 1996. The settlement agreement also provided for mutual forgiveness of any and all claims or obligations of the parties, resulting in a write-off of $0.5 million of receivables from Vanstar and additional expenses of $0.5 million for costs related to the litigation.

          Net Income. Net income increased $1.8 million, or 42.7%, to $6.2 million in fiscal 1996 from $4.4 million in fiscal 1995. The increase was a result of the factors described above. Excluding the impact of the Vanstar settlement, net income in fiscal 1996 would have been $8.8 million, an increase of 102.2% over the comparable period in 1995.

      FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

          Net Sales and Revenues. Total net sales and revenues increased $86.1 million, or 59.6%, to $230.7 million in fiscal 1995 from $144.6 million in fiscal 1994. Of the increase, approximately $82.3 million resulted from increased sales to existing customers, including $35.6 million from one customer and $18.4 million from two roll-out projects. The remainder of the increase, $3.8 million, was attributable to the opening of a new branch office in Birmingham, Alabama in January 1995, and the acquisition of Xenas in November 1994.

          Sales of equipment and supplies increased $80.9 million, or 62.1%, to $211.2 million in fiscal 1995 from $130.3 million in fiscal 1994. Of the increase, approximately $77.5 million resulted from internal growth and $3.4 million was attributable to the opening of the new branch and acquisition described above. Service revenues increased $4.5 million, or 33.8%, to $17.9 million in fiscal 1995 from $13.4 million in fiscal 1994. Of this increase, approximately $0.2 million resulted from the opening of the Alabama branch, with the remainder due to internal growth. As part of an overall strategy to gain market share in 1995, the Company increased its hardware sales by more aggressively bidding on large volume projects which resulted in an increase in the proportion of equipment sales to total net sales and revenues in 1995 as compared to 1994.

          During the third quarter of 1995, the Company experienced a decline in its sales of equipment to The Procter & Gamble Company ( P&G ). P&G discontinued using the Company as its primary computer equipment supplier as part of P&G's program to select a single international supplier. The Company continues to provide minimal equipment to P&G as well as certain outsourcing services pursuant to an arrangement with the international supplier. The future impact on the Company of the loss of P&G as a significant
      customer  is  uncertain.  Additionally,   the  Company  closed  its
      Kingsport, Tennessee location in an effort to focus on more profitable business opportunities.

          Gross Profit. Gross profit margin was 14.5% in fiscal 1995 compared to 16.4% in fiscal 1994. This decrease was attributable to a combination of strong price competition and large volume equipment roll-outs which increased the proportion of total revenues derived from relatively lower gross margin sales of product as compared to relatively higher gross margin revenues derived from services.

          Operating Expenses. Selling, general and administrative expenses (also including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues declined to 10.1% in fiscal 1995 from 11.9% for fiscal 1994. This was attributable to the large volume increase in sales in 1995 and continued emphasis on expense control. Another contributing factor was the implementation of a new MIS system which has allowed the Company to reduce overhead costs as a percentage of sales. Total operating expenses expressed as a percentage of total net sales and revenues declined to 10.5% in fiscal 1995 from 12.5% in fiscal 1994 as the increase in these costs slowed relative to the growth in total net sales and revenues.

          Income from Operations. Income from operations increased $3.7 million, or 67.1 %, to $9.3 million in fiscal 1995 from $5.6 million in fiscal 1994. The Company's operating margin was essentially unchanged in 1995 as compared to 1994 as the decline in gross margin was offset by a decline in total operating expenses as a percent of total net sales and revenues.

          Interest Expense. Total interest expense was $2.0 million in fiscal 1995 compared with $1.0 million in fiscal 1994. The increase was attributable to higher average levels of debt outstanding on the bank line of credit and the floor plan financing arrangements during fiscal 1995 as compared to fiscal 1994. At January 5, 1996, the amounts outstanding on the bank line of credit and floor plan lines of credit were $16.9 million and $17.7 million, respectively. The additional levels of financing were necessary primarily to support the increased levels of accounts receivable and inventory needed to finance the higher sales and revenues. In addition, the weighted average interest rate on bank borrowings increased to 8.7% in fiscal 1995 compared with 7.1% in fiscal 1994, because of higher interest rates in the first quarter of 1995.

          Income Taxes.   The Company's effective  tax rate  was 40.6% in
      fiscal 1995 compared to 40.5% in fiscal 1994.

         Net Income. Net income increased $1.6 million, or 59.3%, to $4.4 million in fiscal 1995 from $2.7 million in fiscal 1994. The increase was a result of the factors described above.

                         Liquidity and Capital Resources

          Cash used in operating activities was $4.9 million in fiscal 1996. Cash used in investing activities included $9.9 million for acquisitions and $3.5 million for capital expenditures. Cash provided by financing activities included $17.9 million of net proceeds from a stock offering, $6.4 million of net proceeds from bank notes payable , $1.8 million from the exercise of stock options and less $1.3 million of repayments on various notes payable.

          A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At January 5, 1997, these lines of credit totaled $37.0 million, including $12.0 million with IBM Credit Corporation ( ICC ) and $25.0 million with Deutsche Financial Services ( DFS ). Borrowings under the ICC floor plan arrangement are made on sixty day notes, with one-half of the note amount due in thirty days. Borrowings under the DFS floor plan arrangement are made on thirty day notes. All such borrowings are secured by the related inventory. Financing on many of the arrangements which are subsidized by manufacturers is interest free. The average rate on the plans overall is less than 2.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

          The Company's financing of receivables is provided through its Credit Facility, which permits the Company to borrow up to the lesser of $25.0 million or an amount based upon a formula of eligible trade receivables. The Credit Facility carries a variable interest rate based on (i) Star Bank's prime rate less the Incentive Pricing Spread or (ii) LIBOR plus the Incentive Pricing Spread, at the Company's election. The Incentive Pricing Spread is adjusted quarterly. At January 5, 1997, the amount outstanding was $24.1 million of which $14.1 million was at an interest rate of 7.5%, and $10.0 million was at an interest rate of 7.25% based on LIBOR rates. The Credit Facility expires in April 1997 and is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the Credit Facility, the Company is prohibited from paying any cash dividends and is subject to various restrictive covenants.

          The Company completed a secondary  public offering of its  stock
      on  February   28,  1997.   Net  proceeds   to  the   Company  were
      approximately $23.2 million from the issuance of 1.02 million shares of common stock. The proceeds were used to reduce amounts outstanding under its line of credit.

          The Company believes that the net proceeds from the  above noted
      offering,  anticipated  cash  flow   from  operations  and  current
      financing arrangements will be sufficient to satisfy the Company's capital requirements for the next twelve months. Historically, the Company has financed acquisitions using a combination of cash, shares of its Common Stock and seller financing. The Company anticipates that any future acquisitions will be financed in a similar manner.

          The Company moved to a new distribution facility in January 1996 and new executive offices in May 1996. The Company has executed a ten year triple-net lease agreement for these facilities with
      Pomeroy  Investments,  LLC,  which  is   controlled  by  the  Chief
      Executive Officer of the Company. The base rental for 1996 on an annualized basis is $583 thousand. In conjunction with the new facilities, the Company has been approved for state tax credits of approximately $4.0 million over 10 years by the Kentucky Economic Development Finance Authority.


      Item 8. Financial Statements and Supplementary Data

           Registrant  hereby   incorporates   the  financial   information
           required by this item by reference to Item 14 hereof.

      Item 9. Disagreements on Accounting and Financial Disclosure
          None
                                     PART III

      Items 10-13.
           The Registrant hereby incorporates the information required by Form 10-K, Items 10-13 by reference to the Company's definitive proxy statement for its 1997 Annual Meeting of shareholders which will be filed with the Commission prior to May 5, 1997.

                                     PART IV

      Item. 14. Exhibits, Financial Statement Schedules and Reports on Form
                8-K - Index

           (a) The following documents are filed as a part of this report:

                                                           1996 Form
                                                           10-K Page
                                                           __________
      1.    Financial Statements:

            Independent Auditor's Report                      F-1

            Consolidated Balance Sheets,
            January 5, 1996 and January 5, 1997           F-2 to F-3

            For each of the three fiscal years in
            the period ended January 5, 1997:

                 Consolidated Statements of Income            F-4

                 Consolidated Statements  of Cash             F-5
                    Flows

                 Consolidated Statements of Equity            F-6

            Notes   to    Consolidated   Financial        F-7 to F-17
                  Statements

      2.    Financial Statement Schedules:
            None
                                                          Filed Herewith
                                                          (page #) or
                                                          Incorporated
      3.    Exhibits                                      by Reference to:
                                                          ________________

            3(a)           Certificate of Incorporation   Exhibit 3(a)
                           of the Company                 of Company's
                                                          Form S-1 filed
                                                          Feb. 14, 1992

            3(b)           Bylaws of the Company          Exhibit 3(b)
                                                          of Company's
                                                          Form S-1 filed
                                                          Feb. 14, 1992
            10(i)          Material Agreements

                   (a)(1)  Loan Agreement between Star    Exhibit
                           Bank, NA and the Company       10(i)(a)(1) of
                           dated November 19, 1992        Company's Form
                                                          10-K filed March
                                                          31, 1993

                   (a)(2)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement dated      10(i)(a)(2) of
                           December 16, 1992 by and       Company's Form
                           among Star Bank, NA, the       10-K filed March
                           Company and C&N Corp.          31, 1993

                   (a)(3)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement dated      10(i)(a)(3) of
                           March 12, 1993 by and among    Company's Form
                           Star Bank, N.A., the Company   10-K filed April
                           and C&N Corp.                  7, 1994

                   (a)(4)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement dated      10(i)(a)(4) of
                           April 30, 1993 by and among    Company's Form
                           Star Bank, N.A., the Company   10-K filed April
                           and C&N Corp.                  7, 1994

                   (a)(5)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement dated      10(i)(a)(5) of
                           June 30, 1993 by and among     Company's Form
                           Star Bank, N.A., the Company   10-K filed April
                           and C&N Corp.                  7, 1994

                   (a)(6)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement dated      10(i)(a)(6) of
                           August 5, 1993 by and among    Company's Form
                           Star Bank, N.A., the Company   10-K filed April
                           and C&N Corp.                  7, 1994

                   (a)(7)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement dated      10(i)(a)(7) of
                           November 29, 1993 by and       Company's Form
                           among Star Bank, N.A., the     10-K filed April
                           Company and C&N Corp.          7, 1994

                   (a)(8)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement dated May  10(i)(a)(8) of
                           6, 1994 by and among Star      Company's Form
                           Bank, N.A., the Company and    10-K filed April
                           C&N Corp.                      4, 1995

                   (a)(9)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement dated      10(i)(a)(9) of
                           November 3, 1994 by and among  Company's Form
                           Star Bank, N.A., the Company   10-K filed April
                           and C&N Corp.                  4, 1995

                  (a)(10)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement dated      10(i)(a)(10) of
                           November 8, 1994 by and among  Company's Form
                           Star Bank, N.A., the Company   10-K filed April
                           and C&N Corp.                  4, 1995
                  (a)(11)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement dated      10(i)(a)(11) of
                           November 30, 1994 by and       Company's Form
                           among Star Bank, N.A., the     10-K filed April
                           Company and C&N Corp.          4, 1995

                  (a)(12)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement dated      10(i)(a)(12) of
                           January 30, 1995 by and among  Company's Form
                           Star Bank, N.A., the Company   10-K filed April
                           and C&N Corp.                  4, 1995

                  (a)(13)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement dated      10(i)(a)(13) of
                           March 31, 1995 by and among    Company's Form
                           Star Bank, N.A., the Company,  10-Q filed May
                           C&N Corp. and Xenas            18, 1995
                           Communications Corp.

                  (a)(14)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement date May   10(i)(a)(14) of
                           31, 1995 by and among Star     Company's Form
                           Bank, N.A., the Company, C&N   10-Q filed
                           Corp. and Xenas                August 18,1995
                           Communications Corp.

                  (a)(15)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement dated      10(i)(a)(15) of
                           October 19,1995 by and among   Company's Form
                           Star Bank, N.A., the Company,  10-Q filed
                           C&N Corp. and Xenas            November 17,
                           Communications Corp.           1995

                  (a)(16)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement dated      10(i)(a)(16) of
                           December 18,1995 by and among Company's Form Star Bank, N.A., the Company, 10-K filed April
                           C&N Corp. and Xenas            4, 1996
                           Communications Corp.

                  (a)(17)  Amended and Restated Loan      Exhibit
                           Agreement dated March 14,      10(i)(a)(17) of
                           1996 by and between Star       Company's Form
                           Bank, N.A., the Company, C&N   S-1 filed June
                           Corp., Xenas Communications    4, 1996
                           Corp. and Pomeroy Computer
                           Leasing Company, Inc.

                  (a)(18)  Letter Agreement and           Exhibit
                           Promissory Note dated June     10(i)(a)(18) of
                           12, 1996 by and among Star     Company's Form
                           Bank, N.A., the Company, C&N   10-Q filed
                           Corp. and Xenas                August 15, 1996
                           Communications Corp.

                  (a)(19)  Waiver Letter dated June 20,   Exhibit
                           1996 by and among Star Bank,   10(i)(a)(19) of
                           N.A., the Company, C&N Corp.   Company's Form
                           and Xenas Communications       10-Q filed
                           Corp.                          August 15, 1996

                  (a)(20)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement dated      10(i)(a)(20) of
                           June 21, 1996 by and among     Company's Form
                           Star Bank, N.A., the Company,  10-Q filed
                           C&N Corp. and Xenas            August 15, 1996
                           Communications Corp.

                  (a)(21)  Amendment to Loan Agreement    Exhibit 10.1 of
                           by Letter Agreement dated      Company's Form
                           June 27, 1996 by and among     S-3 filed
                           Star Bank, N.A., the Company, January 3, 1997 C&N Corp. and Xenas
                           Communications Corp.

                  (a)(22)  Amendment to Loan Agreement    Exhibit
                           by Letter Agreement dated      10(i)(a)(22) of
                           October 18, 1996 by and among Company's Form Star Bank, N.A., the Company, 10-Q filed
                           C&N Corp. and Xenas            November 19,
                           Communications Corp.           1996

                  (a)(23)  Amendment to Loan Agreement    Exhibit 10.2 of
                           by Letter Agreement dated      Company's Form
                           December 20, 1996 by and       S-3 filed
                           among Star Bank, N.A., the     January 3, 1997
                           Company, C&N Corp., Xenas
                           Communications Corp. and
                           Pomeroy Computer Leasing
                           Company, Inc.

                   (b)(1)  Agreement for Wholesale        Exhibit
                           Financing (Security            10(i)(b)(1) of
                           Agreement) between IBM Credit  Company's Form
                           Corporation and the Company    10-K filed April
                           dated April 2, 1992            7, 1994

                   (b)(2)  Addendum to Agreement for      Exhibit
                           Wholesale Financing between    10(i)(b)(2) of
                           IBM Credit Corporation and     Company's Form
                           the Company dated July 7,      10-K filed April
                           1993                           7, 1994

                   (c)(1)  Agreement for Wholesale        Exhibit
                           Financing (Security            10(i)(c)(1) of
                           Agreement) between ITT         Company's Form
                           Commercial Finance             10-K filed April
                           Corporation and the Company    7, 1994
                           dated March 27, 1992

                   (c)(2)  Addendum to Agreement for      Exhibit
                           Wholesale Financing between    10(i)(c)(2) of
                           ITT Commercial Finance         Company's Form
                           Corporation and the Company    10-K filed April
                           dated July 7, 1993             7, 1994

                   (c)(3)  Amendment to Agreement for     Exhibit
                           Wholesale Financing between 10(i)(c)(3) of Deutsche Financial Services Company's Form f/k/a ITT Commercial Finance 10-Q filed May
                           Corporation and the Company    18, 1995
                           dated May 5, 1995.

                   (d)(1)  Asset Purchase Agreement       Exhibit 10(i)(z)
                           among the Company; TCSS; and   of Company's
                           Richard Feaster, Victoria      Form 8-K dated
                           Feaster, Harry Feaster,        March 14, 1996
                           Carolyn Feaster, Victoria
                           Feaster, trustee of the Emily
                           Patricia Feaster Trust, and
                           Victoria Feaster, as trustee
                           of the Nicole Ann Feaster
                           Trust dated March 14, 1996

                   (d)(2)  Lease between the Company and  Exhibit 10.48 of
                           TCSS dated March 15, 1996      Company's Form
                                                          S-1 filed June
                                                          4, 1996

                   (d)(3)  Lease between Arthur K. Jones  Exhibit 10.49 of
                           Trust, Firststar Bank Des      Company's Form
                           Moines, N.A., and William A.   S-1 filed June
                           Jones, Trustees, and The       4, 1996
                           Computer Supply Store, Inc.
                           dated July 1, 1994 (assigned
                           to the Company effective as
                           of March 14, 1996)

                   (d)(4)  Registration Rights Agreement  Exhibit 10.50 of
                           between the Company and TCSS   Company's Form
                           dated March 14, 1996           S-1 filed June
                                                          4, 1996

                   (d)(5)  Employment Agreement between   Exhibit 10.51 of
                           the Company and Richard        Company's Form
                           Feaster dated March 14, 1996   S-1 filed June
                                                          4, 1996

                   (d)(6)  Employment Agreement between   Exhibit 10.52 of
                           the Company and Victoria       Company's Form
                           Feaster dated March 14, 1996   S-1 filed June
                                                          4, 1996

                   (e)(1)  IBM Agreement for Authorized   Exhibit
                           Dealers and Industry           10(i)(e)(1)
                           Remarketers with the Company,  of Company's
                           dated September 3, 1991        Form S-1 filed
                                                          Feb. 14, 1992

                   (e)(2)  Schedule of Substantially      Exhibit 10(i)(e)(2)
                           Identical IBM Agreements for   of Company's
                           Authorized Dealers and         Form S-1 filed
                           Industry Remarketers           Feb. 14, 1992

                   (f)     Compaq Computer Corporation    Exhibit 10(i)(f)
                           United States Dealer Agreement of Company's
                           with the Company, dated        Form S-1 filed
                           September 27, 1990             Feb. 14, 1992

                   (g)     Dealer Sales Agreement         Exhibit 10(i)(g)
                           between Apple Computer, Inc.   of Company's
                           and the Company, dated         Form S-1 filed
                           April 1, 1991                  Feb. 14, 1992

                   (h)     Lease between Sydney A. Warm   Exhibit 10(i)(h)
                           and the Company for 1021 West  of Company's
                           Eighth Street, Cincinnati, OH, Form S-1 filed
                           dated May 15, 1990             Feb. 14, 1992

                   (i)     Lease between F.G.&H.          Exhibit 10(i)(i)
                           Partnership and the Company    of Company's
                           for 908 DuPont Road,           Form S-1 filed
                           Louisville, KY, dated May 9,   Feb. 14, 1992
                           1990

                   (j)(1)  Purchase Agreement between     Exhibit 10.86 of
                           the Company and First of       Company's Form
                           Michigan Corporation dated     S-1 filed June
                           March 28, 1996                 4, 1996

                   (j)(2)  Purchase Agreement between     Exhibit 10.87 of
                           the Company and John C.        Company's Form
                           Donnelly dated March 28, 1996  S-1 filed June
                                                          4, 1996

                   (j)(3)  Purchase Agreement between     Exhibit 10.88 of
                           the Company and Dan B. French  Company's Form
                           dated March 28, 1996           S-1 filed June
                                                          4, 1996

                   (j)(4)  Purchase Agreement between     Exhibit 10.89 of
                           the Company and James C.       Company's Form
                           Penman dated March 28, 1996    S-1 filed June
                                                          4, 1996

                   (k)(1)  Lease between Industrial       Exhibit
                           Developments International,    10(i)(k)(1) of
                           Inc., and the Company for      Company's Form
                           1840 Airport Exchange Blvd.,   10-K filed March
                           Suite 240, Erlanger, KY dated  31, 1993
                           November 2, 1992

                   (k)(2)  Amendment to lease between     Exhibit
                           Industrial Developments        10(i)(k)(2) of
                           International, Inc., and the   Company's Form
                           Company for 1840 Airport       10-K filed March
                           Exchange Blvd., Suite 240,     31, 1993
                           Erlanger, KY dated December
                           31, 1992

                   (k)(3)  Lease between Industrial       Exhibit
                           Developments International,    10(i)(k)(3) of
                           Inc., and the Company for      Company's Form
                           1850 Airport Exchange Blvd.,   10-K filed March
                           Suite 600, Erlanger, KY dated  31, 1993
                           November 2, 1992

                   (k)(4)  Amendment to lease between     Exhibit
                           Industrial Developments        10(i)(k)(4) of
                           International, Inc., and the   Company's Form
                           Company for 1850 Airport       10-K filed March
                           Exchange Blvd., Suite 600,     31, 1993
                           Erlanger, KY dated December
                           31, 1992

                   (l)     Covenant not to Compete        Exhibit
                           between the Company and        10(i)(l)(2) of
                           Richard C. Mills dated July    Company's Form
                           7, 1993                        10-K filed April
                                                          7, 1994

                   (m)(1)  Asset Purchase Agreement       Exhibit 10.5 of
                           among the Company, AA          Company's Form
                           Microsystems, Inc. and Stuart  S-3 filed
                           Raburn dated August 2, 1996    January 3, 1997

                   (m)(2)  Promissory Note dated August   Exhibit 10.6 of
                           2, 1996 of the Company in      Company's Form
                           favor of AA Microsystems,      S-3 filed
                           Inc.                           January 3, 1997

                   (n)(1)  Lease between Crown            Exhibit 10(i)(n)
                           Development Group and the      of Company's
                           Company for 3740 St. Johns     Form 10-K filed
                           Bluff Road, Suite 19,          March 31, 1993
                           Jacksonville, FL dated
                           September 17, 1992

                   (n)(2)  Amendment to Lease between     Exhibit
                           Crown Development Group and    10(i)(n(2 of
                           the Company for 3740 St.       Company's Form
                           Johns Bluff Road, Suite 19,    10-K filed April
                           Jacksonville, FL dated         4, 1996
                           December 11, 1995

                   (o)     Lease between Lincoln          Exhibit 10(i)(o)
                           National Investment            of Company's
                           Management Company and the     Form 10-K filed
                           Company for Suite 150F in the March 31, 1993 Terraces on Market Place
                           Blvd., Knoxville, TN dated
                           September 30, 1992

                   (p)(1)  Remarketing and Agency         Exhibit
                           Agreement (the "Remarketing    10(i)(p)(1) of
                           Agreement") between            Company's Form
                           Information Leasing            S-1 filed Feb.
                           Corporation and the Company    14, 1992
                           dated January 7, 1990

                   (p)(2)  Amendment No. 1 to the         Exhibit
                           Remarketing Agreement dated    10(i)(p)(2) of
                           November 12, 1991              Company's Form
                                                          S-1 filed Feb.
                                                          14, 1992

                   (p)(3)  Letter, dated February 2,      Exhibit
                           1994, extending term of        10(i)(p)(3) of
                           Remarketing Agreement to May   Company's Form
                           1, 1996                        10-K filed April
                                                          4, 1996

                   (p)(4)  Amendment No. 2 to the         Exhibit
                           Remarketing Agreement dated    10(i)(p)(4) of
                           October 10, 1995               Company's Form
                                                          10-K filed April
                                                          4, 1996

                   (q)     Lease between Athens           Exhibit 10(i)(q)
                           Properties and the Company     of Company's
                           for Crosspark Drive,           Form 10-K filed
                           Knoxville, TN dated October    April 4, 1996
                           31, 1995

                   (r)(1)  Asset Purchase Agreement       Exhibit 10.7 of
                           among the Company,             Company's Form
                           Communications Technology,     S-3 filed
                           Inc. d/b/a DILAN and Robert    January 3, 1997
                           Martin dated October 11, 1996

                   (r)(2)  Subordinated Promissory Note   Exhibit 10.8 of
                           dated October 11, 1996 of the  Company's Form
                           Company in favor of            S-3 filed
                           Communications Technology,     January 3, 1997
                           Inc.

                   (r)(3)  Subordination Agreement among  Exhibit 10.9 of
                           the Company, Communications    Company's Form
                           Technology, Inc. and Star      S-3 filed
                           Bank, N.A. dated October 11,   January 3, 1997
                           1996

                   (s)     Services Agreement between     Exhibit 10.13 of
                           the Company and Nationwide     Company's Form
                           Mutual Insurance and the       S-3 filed
                           Company dated December 11,     January 3, 1997
                           1996

                   (u)     Lease between NWI Airpark      Exhibit 10(i)(u)
                           L.P. and the Company for 717   of Company's
                           Airpark Center Drive,          Form 10-K filed
                           Nashville, TN dated February   April 4, 1995
                           24, 1994

                   (x)     Lease between the Company and  Exhibit 10(i)(x)
                           Pomeroy Investments, LLC for   of Company's
                           buildings at Airpark           Form 10-Q filed
                           International dated September  November 17,
                           5, 1995                        1995

                   (y)     Lease between the Company and  Exhibit 10(i)(y)
                           New England Mutual Life        of Company's
                           Insurance Company for          Form 10-Q filed
                           building at Lexington          November 17,
                           Business Center dated October  1995
                           4, 1995

                   (z)(1)  Asset Purchase Agreement       Exhibit
                           between the Company and        10(i)(z)(1) of
                           Cabling Unlimited, Inc. dated  Company's Form
                           October 13, 1995               10-K filed April
                                                          4, 1996

                   (z)(2)  Agreement between Cabling      Exhibit
                           Unlimited, Inc. and the        10(i)(z)(2) of
                           Company dated October 13,      Company's Form
                           1995                           10-K filed April
                                                          4, 1996

                   (z)(3)  Agreement between Karen        Exhibit
                           Epperson and the Company       10(i)(z)(3) of
                           dated October 13, 1995         Company's Form
                                                          10-K filed April
                                                          4, 1996

                   (z)(4)  Employment Agreement between   Exhibit
                           Karen Epperson and the         10(i)(z)(4) of
                           Company dated October 13,      Company's Form
                           1995                           10-K filed April
                                                          4, 1996

                   (z)(5)  Assumption of Liabilities      Exhibit
                           between Cabling Unlimited,     10(i)(z)(5) of
                           Inc. and the Company dated     Company's Form
                           October 13, 1995               10-K filed April
                                                          4, 1996

                   (aa)    Lease between Gleeson, Inc.    Exhibit
                           and the Company for 115        10(i)(aa) of
                           Wiltshire Ave., Louisville,    Company's Form
                           KY dated May 10, 1995          10-K filed April
                           (assigned to the Company       4, 1996
                           effective October 13, 1995)

                   (bb)    Columbia/HCA Agreement         Exhibit
                           between Columbia/HCA           10(i)(bb) of
                           Information Services, Inc.     Company's Form
                           and the Company dated          10-K filed April
                           December 12, 1995              4, 1996

            10(iii)        Material Employee Benefit and
                           Other Agreements

                   (a)(1)  Employment Agreement between   Exhibit
                           the Company                    10(iii)(a)
                           and David B. Pomeroy, dated    of Company's
                           March 12, 1992                 Form S-1 filed
                                                          Feb. 14, 1992

                   (a)(2)  First Amendment to Employment  Exhibit
                           Agreement between the Company  10(iii)(a)(2) of
                           and David B. Pomeroy           Company's Form
                           effective July 6, 1993         10-K filed April
                                                          7, 1994

                   (a)(3)  Second Amendment to            Exhibit
                           Employment Agreement between   10(iii)(a)(3) of
                           the Company and David B.       Company's Form
                           Pomeroy dated October 14,      10-K filed April
                           1993                           7, 1994

                   (a)(4)  Agreement between the Company  Exhibit
                           and David B. Pomeroy related   10(iii)(a)(4) of
                           to the personal guarantee of   Company's Form
                           the Datago agreement by David  10-K filed April
                           B. Pomeroy and his spouse      7, 1994
                           effective July 6, 1993

                   (a)(5)  Third Amendment  to            Exhibit
                           Employment Agreement between   10(iii)(a)(5) of
                           the Company and David B.       Company's Form
                           Pomeroy effective January 6,   10-Q filed
                           1995                           November 17,
                                                          1995

                   (a)(6)  Supplemental Executive         Exhibit
                           Compensation Agreement         10(iii)(a)(6) of
                           between the Company and David  Company's Form
                           B. Pomeroy effective January   10-Q filed
                           6, 1995                        November 17,
                                                          1995

                   (a)(7)  Collateral Assignment Split    Exhibit
                           Dollar Agreement between the   10(iii)(a)(7) of
                           Company; Edwin S. Weinstein,   Company's Form
                           as Trustee; and David B.       10-Q filed
                           Pomeroy dated June 28, 1995    November 17,1995

                   (a)(8)  Fourth Amendment  to           Exhibit
                           Employment Agreement between   10(iii)(a)(8) of
                           the Company and David B.       Company's Form
                           Pomeroy dated December 20,     10-Q filed May
                           1995, effective January 6,     17, 1996
                           1995

                   (a)(9)  Fifth Amendment  to            Exhibit
                           Employment Agreement between   10(iii)(a)(9) of
                           the Company and David B.       Company's Form
                           Pomeroy effective January 6,   10-Q filed May
                           1996                           17, 1996

                   (a)(10) Sixth Amendment  to            Exhibit 10.10 of
                           Employment Agreement between   Company's Form
                           the Company and David B.       S-3 filed
                           Pomeroy effective January 6,   January 3, 1997
                           1997

                   (a)(11) Award Agreement between the    Exhibit 10.11 of
                           Company and David B. Pomeroy   Company's Form
                           effective January 6, 1997      S-3 filed
                                                          January 3, 1997

                   (a)(12) Registration Rights Agreement  Exhibit 10.12 of
                           between the Company and David  Company's Form
                           B. Pomeroy effective January   S-3 filed
                           6, 1997                        January 3, 1997

                   (b)     Employment Agreement between   Exhibit
                           the Company and Edwin S.       10(iii)(c) of
                           Weinstein dated February 13,   Company's Form
                           1992                           S-1 filed Feb.
                                                          14, 1992

                   (d)     The Company Savings 401(k)     Exhibit
                           Plan,                          10(iii)(d)
                           effective July 1, 1991         of Company's
                                                          Form S-1 filed
                                                          Feb. 14, 1992

                   (e)     The Company's Employee Stock   Exhibit
                           Ownership Plan and Trust,      10(iii)(e) of
                           effective July 1, 1992         Company's Form
                                                          10-K filed March
                                                          31, 1993

                   (f)     The Company's 1992 Non-        Exhibit
                           Qualified and Incentive        10(iii)(f)
                           Stock Option Plan,             of Company's
                           dated February 13, 1992        Form S-1 filed
                                                          February 14,
                                                          1992

                   (g)     The Company's 1992 Outside     Exhibit
                           Directors                      10(iii)(g)
                           Stock Option Plan, dated       of Company's
                           February 13, 1992              Form S-1 filed
                                                          Feb. 14, 1992

                   (h)     Employment Agreement between   Exhibit
                           the Company and Richard C.     10(iii)(h) of
                           Mills dated July 7, 1993       Company's Form
                                                          10-K filed April
                                                          7, 1994

                   (I)     Employment Agreement between   Exhibit 10.64 of
                           the Company and James Eck      Company's Form
                           dated February 6, 1996, and    S-1 filed June
                           effective as of September 18,  4, 1996
                           1995

                   (j)(1)  Employment Agreement between   Exhibit 10.3 of
                           the Company and Stephen E.     Company's Form
                           Pomeroy dated November 13,     S-3 filed
                           1996                           January 3, 1997

                   (j)(2)  Incentive Deferred             Exhibit 10.4 of
                           Compensation Agreement         Company's Form
                           between the Company and        S-3 filed
                           Stephen E. Pomeroy dated       January 3, 1997
                           November 13, 1996

     11                   Computation of Per Share
                           Earnings                       E-1

     21                   Subsidiaries of the Company     E-2

     27                   Financial Data Schedule         E-3

           (b) Reports on Form 8-K:

                On October  25,  1996,  the Company  filed  a  current
                report  on   Form   8-K   for   the   acquisition   of
                Communications Technology, Inc.

                On January 3, 1997, the Company filed a current report on Form 8-K to file audited financial statements for the nine months ended October 5, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       Pomeroy Computer Resources, Inc.

                               By: /s/David B. Pomeroy
                                   David B. Pomeroy
                                   Chairman of the Board, President and
                                   Chief Executive Officer

                               By: /s/Edwin S. Weinstein
                                   Edwin S. Weinstein
                                   Chief Financial Officer and Chief
                                   Accounting Officer

      Dated: April 4, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature and Title                       Date

      By: /s/David B. Pomeroy                    April 4, 1997
      _____________________________________
           David B. Pomeroy, Director

      By: /s/Edwin S. Weinstein                  April 4, 1997
      ______________________________________
            Edwin S. Weinstein, Director

      By: /s/James H. Smith, III                 April 4, 1997
      ______________________________________
           James H. Smith III, Director

      By:
      _______________________________________
            Dr. David W. Rosenthal, Director

      By:
      _______________________________________
            Michael E. Rohrkemper, Director

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

           To the Board of Directors and Stockholders
           Pomeroy Computer Resources, Inc.

           We have audited the accompanying consolidated balance sheets of Pomeroy Computer Resources, Inc. as of January 5, 1996 and 1997, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended January 5, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pomeroy Computer Resources, Inc. at January 5, 1996 and 1997, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended January 5, 1997 in conformity with generally accepted accounting principles.

           Grant Thornton LLP



           Cincinnati, Ohio
           February 4, 1997, except for
           Note 18 as to which the date is
           February 28, 1997

                              POMEROY COMPUTER RESOURCES, INC.
                                CONSOLIDATED BALANCE SHEETS

                                                                      January 5,        January 5,
          (in thousands)                                                 1996             1997
                                                                     ____________     _____________
          ASSETS
          Current assets:
            Cash....................................................  $     596         $   6,809

            Accounts receivable:
              Trade, less allowance of $201 and $372 at
                January 5, 1996 and 1997, respectively..............     27,098            53,374
              Vendor product returns, less allowance of $210 and
                $137 at January 5, 1996 and 1997, respectively......      3,485             8,649
              Vendor incentive rebates..............................      3,142             5,762
              Amount due from stockholder...........................        206                 -
              Other.................................................        389               309
                    Total receivables...............................     34,320            68,094
                                                                        _______          ________

            Inventories.............................................     18,987            23,426

            Other...................................................        487               739
                                                                        _______          ________

                    Total current assets............................     54,390            99,068

          Equipment and leasehold improvements:
            Furniture, fixtures and equipment.......................      5,408             8,639
            Leasehold improvements..................................      1,151             4,437
                                                                        _______          ________

                    Total...........................................      6,559            13,076
            Less accumulated depreciation...........................      1,968             3,864
                                                                        _______          ________

                    Net equipment and leasehold improvements.........     4,591             9,212

          Investment in lease residuals..............................     2,596             3,043
          Goodwill and other intangible assets.......................     1,446             9,435
          Other assets...............................................       962               622
                                                                        _______          ________

                    Total assets.....................................  $ 63,985        $  121,380
                                                                        =======          ========

                             See notes to consolidated financial statements.

                              POMEROY COMPUTER RESOURCES, INC.
                                CONSOLIDATED BALANCE SHEETS
                                                                     January 5,           January 5,
          (in thousands)                                                1996                1997
                                                                    __________          ___________
LIABILITIES AND EQUITY
          Current liabilities:
            Current portion of notes payable.....................    $   409             $     907
            Accounts payable:
              Floor plan financing...............................     17,677                34,609
              Trade..............................................      3,967                 5,734
                                                                     _______              ________
                    Total accounts payable.......................     21,644                40,343
            Bank notes payable...................................     16,877                24,146
            Deferred revenue.....................................      2,286                 2,318
            Accrued liabilities:
              Employee compensation and benefits.................        801                 2,016
              Income taxes.......................................      1,118                 1,544
              Interest...........................................         42                   147
              Miscellaneous......................................        874                   444
                                                                     _______              ________
                    Total current liabilities....................     44,051                71,865
          Notes Payable..........................................        100                 2,189
          Deferred income taxes..................................        635                   733

          Equity:
            Preferred stock (no shares issued or outstanding)....          -                     -
            Common stock (2,626 and 6,469 shares issued and
              outstanding at January 5, 1996 and 1997, respectively)      26                    65
            Paid-in capital......................................     13,279                34,402
            Retained earnings....................................      6,098                12,330
                                                                     _______              ________
                                                                      19,403                46,797
            Less treasury stock, at cost (21 shares at January 5,
              1996 and 1997, respectively).......................        204                   204
                                                                     _______              ________
                 Total equity....................................     19,199                46,593
                                                                     _______              ________
                 Total liabilities and equity....................   $ 63,985             $ 121,380
                                                                     =======              ========

                       See notes to consolidated financial statements.

                         POMEROY COMPUTER RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                                                   Fiscal Years Ended January 5,
                                                               __________________________________
       (in thousands, except per share data)                    1995           1996          1997
                                                              ________      ________      ________
       Net sales and revenues:
         Sales - equipment and supplies..................... $ 130,270       $ 211,149    $ 306,745
         Service............................................    13,410          17,940       27,419
         Other..............................................       895           1,621        2,194
                                                               ________      _________      ________
                 Total net sales and revenues...............   144,575         230,710      336,358

       Cost of sales and service:
         Equipment and supplies.............................   117,594         192,839      275,272
         Service............................................     3,307           4,335        6,481
                                                               ________      _________      ________
                 Total cost of sales and service............   120,901         197,174      281,753
                                                               ________      _________      ________
         Gross profit.......................................    23,674          33,536       54,605
                                                               ________      _________      ________
       Operating expenses:
         Selling, general and administrative................    16,268          21,863       33,384
         Rent expense.......................................       700             894        1,546
         Depreciation.......................................       331             770        1,925
         Amortization.......................................       555             234          636
         Provision for doubtful accounts....................       263             490          245
                                                               ________      _________      ________
                 Total operating expenses...................    18,117          24,251       37,736
                                                               ________      _________      ________
       Income from operations...............................     5,557           9,285       16,869
                                                               ________      _________      ________
       Other expense (income):
         Interest expense...................................     1,031           1,999        2,170
         Litigation settlement and related costs............         -               -        4,392
         Miscellaneous......................................       (57)            (64)        (221)
                                                               ________      _________      ________
                 Total other expense........................       974           1,935        6,341
                                                               ________      _________      ________
       Income before income tax.............................     4,583           7,350       10,528

       Income tax expense...................................     1,856           2,983        4,296
                                                               ________      _________      ________
       Net income...........................................  $  2,727        $  4,367      $ 6,232
                                                               ========      =========      ========
       Weighted average shares outstanding:

         Primary............................................     3,644           4,005        5,404
                                                               ========      =========      ========
         Fully diluted......................................     3,644           4,044        5,467
                                                               ========      =========      ========
       Net Income per common share:

         Primary...........................................      $0.75           $1.09        $1.15
                                                               ========      =========      ========
         Fully diluted......................................     $0.75           $1.08        $1.14
                                                               ========      =========      ========

                         See notes to consolidated financial statements.

                           POMEROY COMPUTER RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     Fiscal Years Ended January 5,
                                                                  ____________________________________
          (in thousands)                                            1995           1996         1997
          Cash Flows from Operating Activities:
            Net income........................................   $ 2,727        $ 4,367       $ 6,232
            Adjustments to reconcile net income to net cash
              flows from operating activities:
              Depreciation....................................       331            771          1,925
              Amortization....................................       555            234            636
              Deferred income taxes...........................       112            258             57
              Net acquisition of lease residuals..............      (253)        (1,294)          (273)
              Issuance of common shares for stock awards......        40             40             40
             Changes in working capital accounts, net of
                effects of subsidiary company purchased:
                Accounts receivable...........................   (12,612)        (2,130)       (24,007)
                Inventories...................................    (8,619)        (1,814)        (1,959)
                Floor plan financing..........................    11,399         (1,298)        16,932
                Trade payables................................       458           (688)        (3,949)
                Deferred revenue..............................       503            586           (355)
                Income tax payable............................       177             67            426
                Other, net....................................       166            486           (591)
                                                                 ________      _________      _________
            Net operating activities..........................    (5,016)          (415)        (4,886)
                                                                 ________      _________      _________
          Cash Flows from Investing Activities:
            Capital expenditures..............................    (1,243)        (1,070)        (3,459)
            Payments for covenants not to compete.............      (219)          (238)             -
            Acquisition of subsidiary companies, net of
              cash acquired...................................      (114)           (20)             -
            Acquisition of reseller assets....................         _           (425)        (9,934)
                                                                 ________      _________      _________
            Net investing activities..........................    (1,576)        (1,753)       (13,393)
                                                                 ________      _________      _________
          Cash Flows from Financing Activities:

            Payments on notes payable.........................       (58)          (305)        (1,288)
            Net proceeds of stock offering....................         _              _         17,924
            Net proceeds under bank notes payable.............     6,303          1,435          6,419
            Proceeds from note payable........................       500              -              -
            Purchase of treasury stock........................      (204)             _              _
            Offering costs....................................      (169)             _              _
            Proceeds from exercise of stock options...........         _          1,560          1,767
            Retirement of stock warrants......................         _              _           (330)
                                                                 ________      _________      _________
            Net financing activities..........................     6,372          2,690         24,492
                                                                 ________      _________      _________
          Increase (decrease) in cash ........................      (220)           522          6,213

          Cash:
            Beginning of period...............................       294             74            596
                                                                 ________      _________      _________
            End of period.....................................   $    74        $   596        $ 6,809
                                                                 ========      =========      =========

                           See notes to consolidated financial statements.

                             POMEROY COMPUTER RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF EQUITY

                                                       Common    Paid-in    Retained   Treasury   Total
                                                        stock    capital    earnings    stock     equity
                                                       _______   _______    ________   ________  ________
          (in thousands, except for share amounts)
          Balances at January 5, 1994............      $   22    $ 8,145    $ 2,426     $    -   $ 10,593
              Net income.........................                             2,727                 2,727
              3,168 common shares issued
                for stock awards.................                     40                               40
              12,976 common shares issued
                for acquisition of subsidiary....                    137                              137
              Purchases of treasury stock........                                          (204)     (204)
              Costs associated with initial
                public offering..................                   (169)                            (169)
              Tax benefit of costs related to
                initial public offering..........                      5                                5
                                                       _______   _______    ________   ________  ________
          Balances at January 5, 1995.............         22      8,158      5,153        (204)   13,129
              Net income..........................                            4,367                 4,367
              4,000 common shares issued
                for stock awards..................                    40                               40
              5,755 common shares issued
                for acquisition ..................                   100                              100
              Stock options exercised and
                related tax benefit...............          2      1,558                            1,560
              Stock dividend......................          2      3,420     (3,422)                    -
              Tax benefit of costs related to
                initial public offering...........                     3                                3
                                                       _______   _______    ________   ________  ________
          Balances at January 5, 1996.............         26     13,279      6,098        (204)   19,199
              Net income..........................                            6,232                 6,232
              3,076 common shares issued
                for stock awards..................                    40                               40
              113,316 common shares issued
                for acquisitions .................          1      1,474                            1,475
              Stock options exercised and
                related tax benefit...............          4      2,049                            2,053
              Retirement of stock warrants........                  (330)                            (330)
              Effect of 3 for 2 stock split.......         20        (20)
              1,402,500 common shares
                 issued by public offering........         14     17,910                           17,924
                                                       _______   _______    ________   ________  ________
          Balances at January 5, 1997.............     $   65    $34,402    $12,330     $  (204) $ 46,593
                                                        =======   =======    ========   ========  ========

                             See notes to consolidated financial statements.

                              POMEROY COMPUTER RESOURCES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FISCAL YEARS ENDED JANUARY 5, 1995, JANUARY 5, 1996 AND JANUARY 5, 1997

           1.   Company Description

               On February 13, 1992, Pomeroy Computer Resources, Inc. was formed and on April 2, 1992 was merged with eight related businesses ("predecessor businesses") (collectively the "Company"), five of which owned and operated franchises of ComputerLand Corporation ("ComputerLand") in Ohio and Kentucky. The Company has 10 million shares of $.01 par value common stock authorized, with 6.5 million shares outstanding. The Company is also authorized to issue 2 million shares of $.01 par value preferred stock. Since the owner of the Company and the predecessor businesses were the same, this transaction constituted a combination of the predecessor businesses under common control and was accounted for at historical cost in a manner similar to that followed for a pooling of interests. The Company purchased C&N Corp. ("C&N") in fiscal 1992 and Xenas Communications Corp. ( Xenas) in fiscal 1994 (see Note
               12). In fiscal 1995 the Company formed a wholly-owned subsidiary, Pomeroy Computer Leasing Company, Inc.
               (PCL), for the purpose of leasing computer equipment to the Company's customers. In 1996 C&N was merged into the Company.

               The Company sells, installs and services microcomputers and microcomputer equipment primarily for business, professional, educational and government customers. The Company also derives revenue from customer support services, including network analysis and design, systems configuration, cabling, custom installation, training, maintenance and repair. The Company has fifteen branch offices in Kentucky, Indiana, Tennessee, Florida, Alabama, Iowa, North Carolina and South Carolina, and grants credit to substantially all customers in these areas.

           2.   Summary of Significant Accounting Policies

               Principles   of   Consolidation   -   The    accompanying
               consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Xenas and PCL. All significant intercompany accounts and transactions have been eliminated in consolidation.
               Certain reclassifications have been made to the 1995 financial statements included herein to conform with the presentation used in 1996.

               Fiscal Year - The Company's fiscal year is a 12- month period ending January 5. References to fiscal 1994, 1995 and 1996 are for the fiscal years ended January 5, 1995, January 5, 1996 and January 5, 1997, respectively.

               Goodwill and Other Intangible Assets - Goodwill is amortized using the straight-line method over periods of fifteen to twenty-five years. In accordance with SFAS No.
               121,  "Accounting  for  The   Impairment  of   Long-Lived
               Assets", the Company evaluates its goodwill on an ongoing basis to determine potential impairment by comparing the carrying value to the undiscounted estimated expected future cash flows of the related assets. Other intangible assets are amortized using the straight-line method over periods up to ten years.

               Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost. Depreciation on equipment is computed using the straight-line method over estimated useful lives. Depreciation on leasehold improvements is computed using the straight-line method over estimated useful lives or the term of the lease, whichever is less. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations.

               Income Taxes - Deferred income tax liabilities and assets are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years. The Company's temporary differences primarily result from revenue from the acquisition of lease residuals not taxable until received, the use of accelerated depreciation for tax purposes and accrued expenses not deductible for tax purposes until paid.

                            POMEROY COMPUTER RESOURCES, INC.

               Vendor Incentive Rebates - Certain vendors provide incentive rebates to perform product training, advertising and other sales and market development activities. The Company recognizes these rebates when it has completed its obligation to perform under the specific incentive arrangement. Incentive rebates are recorded as reductions of selling, general and administrative expense or, if volume based, cost of sales.

               Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

               Revenue Recognition - The Company recognizes revenue on the sale of equipment and supplies when the products are shipped. Service revenue is recognized when the applicable services are provided.

               Deferred Revenue - Revenues received on maintenance contracts are recognized ratably over the lives of the contracts. Costs related to maintenance contracts are recognized when incurred.

               Stock-Based Compensation - The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" in the Fall of 1995. The statement encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value beginning in fiscal 1996. The Company elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted SFAS No. 123 for disclosure purposes and for non-employee stock options. This has no material effect on the results of operations or financial position of the Company.

                      Net Income per Share - The computation of primary
               net income per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable, primarily from stock options and warrants. Fully diluted net income per common share also reflects dilution due to the use of the market price at the end of the period, when higher than the average price for the period.

               In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, ``Earnings Per Share." The Company will implement the statement in the fourth quarter of 1997, the effect of which has not yet been determined.

               Use of Estimates in Financial Statements - In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Fair Value Disclosures - The fair value of financial instruments approximates carrying value.

                          POMEROY COMPUTER RESOURCES, INC.

           3.   Accounts Receivable

               The  following  table  summarizes  the  activity  in  the
               allowance for doubtful  accounts for  fiscal 1994,   1995
               and 1996.
                    (in thousands)                 Trade       Other
                                                 _______       ______
                    Balance January 5, 1994      $   65            -
                       Provision 1994                38       $  225
                       Accounts written-off         (38)           -
                                                 _______      _______
                    Balance January 5, 1995          65          225
                       Provision 1995                94          417
                       Accounts written-off         (89)        (444)
                       Recoveries                   131           12
                                                 ________     _______
                    Balance January 5, 1996         201          210
                       Provision 1996               250           31
                       Accounts written-off        (249)        (604)
                       Recoveries                   170          500
                                                 ________     _______
                    Balance January 5, 1997      $  372       $  137
                                                 ========     =======
           4.   Inventories

               Inventories consist of items held for resale and are comprised of the following components as of the end of fiscal:
                      (in thousands)               1995         1996

                      Equipment and supplies    $ 17,927   $  21,730
                      Service parts                1,060       1,696
                                                 _______     _______
                               Total            $ 18,987   $  23,426
                                                 =======     =======

           5.  Goodwill and  Other Intangible Assets

               Goodwill and other intangible assets consist of the following as of the end of the fiscal year, net of accumulated amortization of $489 thousand (1995) and $984 thousand (1996), respectively:

                    (in thousands)                    1995          1996

                    Goodwill                        $   451       $  8,698
                    Covenants not to compete            394            208
                    Customer lists                      601            529
                                                      _____         ______
                                                    $ 1,446       $  9,435
                                                      _____         ______

               As a result of its litigation with Vanstar Corporation, the Company in fiscal 1994 wrote-off unamortized costs in the amount of $251 thousand related to its agreement with Vanstar which are included in amortization expense. On April 29, 1996 the Company and Vanstar entered into a settlement agreement which in effect terminated all agreements between the parties.

                           POMEROY COMPUTER RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

               In 1993, the Company acquired certain assets, principally customer lists, of a computer reseller in Louisville, Kentucky. Also, the Company entered into a five year covenant not to compete with the reseller and its owners. Amounts paid to the reseller for these intangibles were $194 thousand for customer lists and $241 thousand for the covenant not to compete. The Company entered into an additional covenant not to compete with a former owner of the reseller whereby the Company paid a total of $277 thousand in two installments during 1994 and 1995.

               In fiscal 1996, the Company acquired certain assets of The Computer Supply Store, Inc. ("TCSS") a privately held computer reseller located in Des Moines, Iowa, AA Microsystems, Inc. ("AA Micro"), a
               network service provider  located in  Birmingham, Alabama
               and  Communications   Technology,  Inc.   (DILAN ),  a
               privately held network integrator located in Hickory, North Carolina (See Note 12). The Company recorded $5.7 million, $0.4 million and $2.5 million of goodwill in connection with those acquisitions, respectively.

           6.  Borrowing Arrangements

               The Company has an available line of credit up to the lesser of $25 million, or an amount based upon a formula of eligible trade receivables, at an interest rate that varies based on the prime rate of the bank or the LIBOR rate at the Company's election. At January 5, 1996 and 1997, bank notes payable include $0.6 million and $2.2 million, respectively, of overdrafts in accounts with the Company's primary lender. These amounts were subsequently funded through the normal course of business. The interest rate charged was 8.25% at January 5, 1996. At January 5, 1997, the amount outstanding included $14.1 million at an interest rate of 7.5% and $10.0 million at an interest rate of 7.25% based on LIBOR rates. The agreement, which expires in April 1997, calls for the payment of a .25% commitment fee based on the unused portion of the line of credit. The revolving credit agreement is collateralized by substantially all assets of the Company, except those assets which collateralize certain other financing arrangements. Under the revolving credit agreement, the Company may not make any cash dividend payments.

               The maximum amount outstanding and the average amount outstanding on bank revolving credit agreements were as follows:

                    (in thousands)     Maximum        Average
                                       Amount         Amount
                    Period Ending     Outstanding    Outstanding
                    _______________   ____________   ____________
                    January 5, 1995   $ 15,442       $  9,382

                    January 5, 1996   $ 19,000       $ 14,741

                    January 5, 1997   $ 26,687       $ 17,402

               The above average amounts outstanding are calculated by dividing the sum of the average daily balances for each month by the number of months in the period. The weighted average interest rate on the bank revolving credit agreements was 7.1%, 8.7% and 8.2% in fiscal 1994, 1995 and 1996, respectively.

               In November 1994 the Company exercised an option in its revolving credit agreement to borrow $500 thousand on a term note with interest at a rate of 0.5% above the bank's prime rate. The interest rate on this term note was revised to the bank's prime rate in March, 1995. The term note matured July 31, 1996 and was paid off.

               The Company finances inventory through floor plan arrangements with two finance companies. As of January 5, 1997 the floor plan lines of credit were $12 million with IBM Credit Corporation ("ICC") and $25 million with Deutsche Financial Services ("DFS"). Borrowings under the ICC floor plan arrangement are made on sixty day notes, with one-half of the note amount due in thirty days. Borrowings under the DFS floor plan arrangement are made on thirty day notes. Financing on many of the arrangements which are subsidized by manufacturers is interest free. The average rate on the plans overall is less than 2.0%.

                           POMEROY COMPUTER RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                The maximum amount outstanding and the average amount
                outstanding on each of the floor plan arragements were
                as follows (in thousands):
                                                  ICC                         DFS
                                         ______________________      ___________________
                                         Maximum        Average      Maximum     Average
                                          Amount         Amount       Amount      Amount
                    Period Ending      Outstanding    Outstanding  Outstanding Outstanding
                   ________________      ______________________      ___________________
                   January 5, 1995        $5,391        $3,579        $14,225    $7,703

                   January 5, 1996        $6,300        $4,191        $21,045   $15,979

                   January 5, 1997        $9,045        $5,779        $27,349   $18,532

               The average amount outstanding is calculated by dividing the sum of the outstanding balances at the end of each month by the number of months in the applicable period.

           7.  Income Taxes

               The provision for income taxes consists of the following:

                    (in thousands)                1994       1995     1996
                                                 ______     ______   ______
                   Current:
                       Federal                  $ 1,403    $ 2,071  $ 3,205
                       State                        406        654    1,034
                                                 ______     ______  _______
                        Total current             1,809      2,725    4,239
                    Deferred:
                       Federal                       35        206       46
                       State                         12         52       11
                                                  ______     ______  _______
                         Total deferred              47        258       57
                                                 ______     ______  _______
                    Total income tax provision  $ 1,856    $ 2,983  $ 4,296
                                                 ======     ======  =======

               The approximate tax effect of the temporary differences giving rise to the Company's deferred income tax assets (liabilities) are:

                    (in thousands)                           1995       1996
                                                             ____       ____
                    Deferred Tax Assets:
                         Bad debt provision                 $ 167      $ 208
                         Deferred compensation                 98        210
                         Other                                 24          -
                                                             _____      _____
                      Total deferred tax assets               289        418
                                                             _____      _____
                    Deferred Tax Liabilities:
                         Acquisition of lease residuals      (609)      (847)
                         Depreciation                        (148)       (96)
                                                             _____      _____
                       Total deferred tax liabilities        (757)      (943)
                                                             _____      _____
                    Net deferred tax liability              $(468)     $(525)
                                                             =====      =====

                           POMEROY COMPUTER RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

               The Company's effective income tax rate differs from the Federal statutory rate as follows:
                                                        1994    1995     1996
                                                       ______   _____   _____
                    Tax at Federal statutory rate      34.0%    34.0%   34.0%
                    State taxes                         6.0      6.3     6.6
                    Other                               0.5      0.3     0.2
                                                       _____    _____   _____
                       Effective tax rate              40.5%    40.6%   40.8%
                                                       =====    =====   =====
          8.   Operating Leases

               The Company leases office and warehouse space, vehicles and certain office equipment from various lessors. Lease
               terms  vary  in  duration  and   include  various  option
               periods. The leases generally require the Company to pay taxes and insurance. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year as of January 5, 1997 are as follows:
                          (in thousands)
                          Fiscal Year
                                    1997                  $ 2,015
                                    1998                    1,601
                                    1999                    1,258
                                    2000                    1,044
                                    2001                      742
                                   Thereafter               2,430
                                                           ______
                          Total minimum lease payments    $ 9,090
                                                           ======
           9.  Employee Benefit Plans

               The Company has an Employee Stock Ownership Plan ("ESOP") which covers substantially all employees. No less than a majority and no more than 75% of the assets of the
               ESOP will be invested in common stock of the Company purchased on the open market. As of January 5, 1997, the
               ESOP  held   57,129   shares   of   Company   stock.   No
               contributions were made or accrued in fiscal 1995 and 1996. A contribution of $100 thousand was accrued in fiscal 1994. The Company also has a savings plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company does not contribute to the plan.

               In December 1996, the Board of Directors took action to initiate proceedings to terminate the ESOP, which is expected to become effective during fiscal 1997.

          10.  Investment in Lease Residuals

               The Company participates in a Remarketing and Agency Agreement ("Agreement") with Information Leasing Corporation ("ILC") whereby the Company obtains rights to 50% of lease residual values for services rendered in connection with locating the lessee, selling the equipment to ILC and agreeing to assist in remarketing the used equipment.

               During fiscal 1994, 1995 and 1996, the Company sold equipment and related support services to ILC, for lease to ILC's customers, in amounts of $4.2 million, $23.7 million and $15.2 million, respectively. The Company also obtained rights to lease residuals from ILC in the amount of $300 thousand, $875 thousand and $575 thousand in 1994, 1995 and 1996, respectively. Such amounts are recorded as a reduction of the related cost of sales. Residuals acquired in this manner are recorded at the estimated present value of interest retained.

                           POMEROY COMPUTER RESOURCES, INC.

               The Company also purchases residuals associated with separate leasing arrangements entered into by ILC. Such transactions do not involve the sale of equipment and related support services by the Company to ILC. Residuals acquired in this manner are accounted for at cost.

               The carrying value of investments in lease residuals is evaluated on a quarterly basis, and is subject only to downward market adjustments until ultimately realized through a sale or re-lease of the equipment.

          11.  Major Customers

               Sales to a major customer totaled approximately $16.0 million for fiscal 1994. Sales to a major customer were approximately $43.8 million for fiscal 1995. Sales to a major customer were approximately $40.3 million for fiscal 1996.

          12.  Acquisition

               On November 14, 1994, the Company acquired all of the outstanding stock of Xenas for approximately $546 thousand. The purchase price consisted of $273 thousand in cash, notes payable in the amount of $136 thousand with interest at the rate of 0.5% above the prime rate of the Company's primary lender, and 12,976 unregistered shares of the Company's common stock with a value of $137 thousand. The acquisition was accounted for as a purchase, and accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the date of acquisition. The results of Xenas's operations have been included in the consolidated statements of income from the date of acquisition. The acquisition agreement provides for the payment of contingent consideration if certain levels of net operating income, as defined in the agreement, are achieved periodically from the date of acquisition through fiscal 1997. Any future payments under this provision would adjust the recorded cost in excess of fair market value of net assets acquired. Had Xenas been acquired at the beginning of fiscal 1993, the pro-forma inclusion of its operating results would not have had a significant effect on the reported consolidated net income for the two years ended January 5, 1995.

               On March 14, 1996, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of TCSS, a privately held computer reseller located in Des Moines, Iowa. The purchase price consisted of $4.5 million in cash, a $2.7 million subordinated note and 150 thousand unregistered shares of the Company's common stock with an approximate value of $1.3 million. Interest on the subordinated note, which is calculated at prime plus 0.5%, is payable quarterly. Principal is payable in four equal annual installments of $425 thousand after a payment of $1.0 million was made upon the Company's successful completion of a secondary stock offering in July 1996. The acquisition was accounted for as a purchase, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the date of the acquisition. The results of TCSS's operations are included in the consolidated statement of income from the date of acquisition.

               In August 1996, the Company acquired certain assets of AA Micro, a network service provider located in Birmingham, Alabama. The purchase price consisted of $67.5 thousand in cash, a $200 thousand note payable and 19,974 unregistered shares of the Company's common stock with an approximate value of $200 thousand. Interest on the note, which is calculated at 8.25%, is payable quarterly and principal is payable in three equal annual installments of $66.7 thousand. In addition, the Company has entered into a three-year employment contract with the former president. The acquisition was accounted for as a purchase, accordingly the purchase price was allocated to assets based on their estimated value as of the date of acquisition. The results of AA Micro's operations are included in the consolidated statement of income from the date of acquisition.

               On October 11, 1996 the Company acquired substantially all of the assets and assumed substantially all of the liabilities of DILAN, a privately held network integrator located in Hickory, North Carolina. The purchase price consisted of $2.6 million in cash, a $1.1 million subordinated note and $5.5 million of assumed liabilities. Interest on the subordinated note, which is calculated at 10% per annum, is payable quarterly and

                           POMEROY COMPUTER RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

               principal is payable in three equal annual installments of $365 thousand. The acquisition will be accounted for as a purchase, accordingly the purchase price will be allocated to assets and liabilities based on their estimated value as of the date of the acquisition. The results of DILAN's operations will be included in the consolidated statement of income from the date of acquisition.

               The following table summarizes, on an unaudited pro forma basis, adjusted to reflect a three-for-two split of the Company's common stock in the form of a stock dividend paid on October 4, 1996 and a 10% stock dividend paid on May 22, 1995, the estimated combined results of the Company, TCSS and DILAN assuming the acquisitions had occurred on January 6, 1995. These results include certain adjustments, primarily goodwill amortization and interest expense, and are not necessarily indicative of what results would have been had the Company owned TCSS and DILAN during the periods presented:

                      (in thousands)                     Fiscal Year
                                                       ________________
                                                       1995        1996
                                                      _______    ________
                      Net sales and revenues         $309,655   $ 364,005
                      Net income                     $  4,630   $   6,250
                      Net income per common share:
                         Primary                     $   1.11   $    1.15
                         Fully diluted               $   1.10   $    1.14

         13.   Related Parties

               During fiscal 1995 the Company entered into a ten year triple-net lease agreement commencing in 1996 for a new headquarters and distribution facility with a company that is controlled by the Chief Executive Officer of the Company. The base rental for 1996 on an annualized basis is $583 thousand. The annual rental for these properties was determined on the basis of a fair market value rental opinion provided by an independent real estate company.

               During fiscal 1992 the Company loaned $100 thousand to an officer of the Company. This loan was evidenced by a promissory note with an annual interest rate of 1% over the prime rate. In addition, a total of $106 thousand was advanced to the officer in fiscal years 1993 through 1995. The note plus accrued interest and the advance were repaid during fiscal 1996.

               During fiscal 1996, the Company made periodic advances to a company that is controlled by the Chief Executive Officer of the Company. No interest was charged on the advances which were repaid in December 1996.

          14.  Supplemental Cash Flow Disclosures

               Supplemental  disclosures  with  respect   to  cash  flow
               information  and   non-cash   investing   and   financing
               activities are as follows:
                 (in thousands)             1994       1995      1996
                                            ____       ____      ____

                 Interest paid              $998      $2,037    $2,065
                                            ====      ======    ======

                 Income taxes paid        $1,719      $2,658    $3,813
                                          ======      ======    ======

                 Business combination accounted
                   for as a purchase:
                    Assets acquired         $680        $774   $24,526
                    Liabilities assumed     (355)        (24)   (9,121)
                    Note payable            (136)       (225)   (3,996)
                    Stock issued            (137)       (100)   (1,475)
                                           ______      ______   _______
                    Net cash paid            $52        $425    $9,934
                                           ======      =======  =======

                       POMEROY COMPUTER RESOURCES, INC.

          15.   Stockholders' Equity and Stock Option Plans

               In July 1996, the Company completed a secondary public offering of 1.4 million new shares of its common stock. The net proceeds of $17.9 million were used to reduce amounts outstanding under the line of credit. If this secondary offering had been completed as of January 6, 1996, pro forma primary and fully diluted earnings per share would have been $1.05 and $1.04, respectively, for fiscal 1996. This computation assumes no interest expense related to the credit line and the issuance of only a sufficient number of shares to eliminate the credit line at the beginning of fiscal 1996.

               On September 6, 1996, the Company's Board of Directors authorized a three-for-two stock split in the form of a stock dividend payable October 4, 1996, to shareholders of record September 19, 1996. The split resulted in the issuance of 2.1 million new shares of common stock. The stated par value of each share was not changed from $0.01.

               A total of $20 thousand was reclassified  from the
               Company's additional paid in capital account to the Company's common stock account. Accordingly, net income
               per   common  share,  weighted average  shares   outstanding
               and stock option plan information have been restated to reflect the stock split.

               The Company's 1992 Non-Qualified and Incentive Stock Option Plan provides certain employees of the Company with options to purchase common stock of the Company through options at an exercise price equal to the market value on the date of grant. 600,000 shares of the common stock of the Company are reserved for issuance under the plan. The plan will terminate ten years from the date of adoption. Stock options granted under the plan are exercisable in accordance with various terms as authorized by the Compensation Committee. To the extent not exercised, options will expire not more than ten years after the date of grant.

               The Company's 1992 Outside Directors' Stock Option Plan provides outside directors of the Company with options to purchase common stock of the Company at an exercise price equal to the market value of the shares at the date of grant. 75,000 shares of common stock of the Company are reserved for issuance under the plan. The plan will terminate ten years from the date of adoption. Pursuant to the plan, an option to purchase 10,000 shares of common stock automatically will be granted on the first day of the initial term of a director. An additional 2,500 shares of common stock automatically will be granted to an eligible director upon the first day of each consecutive year of service on the board. Options may be exercised after one year from the date of grant for not more than one-third of the shares subject to the option and an additional one-third of the shares subject to the option may be exercised for each of the next two years thereafter. To the extent not exercised, options will expire five years after the date of grant.

                           POMEROY COMPUTER RESOURCES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


                The following summarized the stock option transactions under the plans for the three fiscal years ended
                January 5, 1997:

                                                                Weighted Average     Option Price
                                                     Shares     Exercise price       Per Share ($)
                                                    ________    _________________    ______________
               Options outstanding January 5, 1994  179,332                         $6.62 to $10.75
                    Granted                         106,500                         $8.00 to $10.57
                    Surrendered                      (2,000)                        $7.81 to $9.50
                                                    _______
               Options outstanding January 5, 1995  283,832                         $6.62 to $10.75
                    Granted                          66,300          $10.95
                    Stock dividend effect            33,383            8.32
                    Exercised                      (164,975)           8.27
                                                    _______
               Options outstanding January 5, 1996  218,540            8.32
                    Granted                         149,600           13.83
                    Exercised                      (197,047)           8.97
                    Stock split effect              121,082            7.21
                                                    _______
               Options outstanding January 5, 1997  292,175           $7.27
                                                    =======

               The  following   summarizes   options   outstanding   and
               exercisable at January 5, 1997:
                                                 Options Outstanding                      Options Exercisable
                                __________________________________________________  _____________________________
                                  Number       Weighted Average                       Number
               Range of         Outstanding       Remaining       Weighted Average  Exercisable  Weighted Average
               Exercise Prices   at 1/5/97     Contractual Life   Exercise Price     at 1/5/97   Exercise Price
               ______________   ___________    ________________   ________________  ___________  ________________
               $4.01 to $5.99     128,872            1.3             $   5.10          127,497      $  5.10
               $6.41 to $8.50      98,303            1.8             $   7.89           85,002      $  8.10
               $9.50 to $11.92     65,000            3.6             $  10.08           51,250      $  9.95
                                ___________                                         ____________
                                  292,175            2.0             $   7.27          263,749      $  7.01
                                ===========                                         ============

                           POMEROY COMPUTER RESOURCES, INC.

               The weighted average fair value at date of grant for options granted during fiscal 1995 and 1996 was
               $2.42 and $2.75, respectively. The fair value of options at the date of grant was estimated using the Black-
               Scholes  model  with   the  following   weighted  average
               assumptions:
                                          Fiscal 1995     Fiscal 1996
                                          ___________     ___________
                     Expected life (years)     2.4             1.7
                     Interest rate             7.3%            5.8%
                     Volatility                50%             55%
                     Dividend yield             0%              0%

               Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                     (in thousands, except per share amounts)         Fiscal 1995      Fiscal 1996
                                                                      ___________      ____________

                     Net income - as reported                            $4,367            $6,232
                     Net income - pro forma                              $4,196            $5,777
                     Net income per common share - as reported
                        Primary                                           $1.09             $1.15
                        Fully diluted                                     $1.08             $1.14
                     Net income per  common share - pro forma
                        Primary                                           $1.05             $1.07
                        Fully diluted                                     $1.04             $1.06

               The initial application of SFAS No. 123 for pro forma disclosure may not be representative of the future effects of applying the statement.

               In  1994,  1995  and  1996,    3,168,  4,000  and  3,076,
               respectively, shares of common stock were awarded to officers of the Company. Compensation expense resulting from the awards was $40 thousand in fiscal 1994, 1995 and 1996, respectively.

          16.  Litigation

               There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

          17.  Risk of Loss from Concentrations

               During fiscal 1996, approximately 38% of the Company's total net sales and revenues were derived from its top ten customers, including one customer which accounted for 12% of total net sales and revenues. A loss of one or more of the Company's major customers could have a material adverse effect on the Company.

               Due to the demand for the products sold by the Company, significant product shortages occur from time to time because manufacturers are unable to produce certain products to meet increased demand. Failure to obtain adequate product shipments could have a material adverse effect on the Company's operations and financial results.

               The Company is required to have authorizations from manufacturers in order to sell their products. The loss of a significant vendor's authorization could have a material adverse effect on the Company's business.

          18. Subsequent Event
               On February 28, 1997, the Company completed a secondary public offering of 1.02 million shares of its common stock. The net proceeds of $23.2 million were used to reduce amounts outstanding under its line of credit.