Form 10-K/A
period 1997-01-05
POMEROY COMPUTER RESOURCES INC
filed 1997-05-07
CIK 883979

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      Form 10-K/A
       (Mark One)

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended January 5, 1997

                                          OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from                        to

                            Commission file number 0-20022

                           POMEROY COMPUTER RESOURCES, INC.
                (Exact name of registrant as specified in its charter)

       DELAWARE                                          31-1227808
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or                             Identification No.)
       organization)

       1020 Petersburg Road, Hebron, Kentucky                 41048
       (Address of principal executive                       (Zip Code)
       offices)

       Registrant's telephone number, including area code    (606)586-0600

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

       YES    X    NO

       Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of voting stock of the Registrant held by non affiliates was $125,361,000 as of March 24, 1997 1, 1996.

       The number of shares outstanding of the Registrant's common stock, par value $.01 per share, as of March 24, 1997 was 7,503,287 shares of common stock.

            The following items were to be incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders but are now being filed by this Amendment on Form 10-K/A to the Company's Annual Report on Form 10-K.

                                          PART III

               Item 10. Directors and Executive Officers of the Company

            The following table sets forth certain information with respect to each person who is a director or executive officer of the
            Company:

                      Name              Age                 Position

            David B. Pomeroy, II        47   Chairman of the Board, President
                                                and Chief Executive Officer

            Edwin S.  Weinstein         50     Director, Chief Financial
                                                Officer, Treasurer and Secretary
            Richard C. Mills            41     Vice President of Operations
            Carol Teufel Weinstein      44     Vice President of Finance and
                                                Administration
            James C. Eck                48     Vice President of Sales and
                                                  Services

            Stephen E. Pomeroy          28     Vice President of Marketing and
                                                Corporate Development

            James H. Smith, III         46     Director
            David W. Rosenthal          45     Director
            Michael E. Rohrkemper       50     Director

            Kenneth R. Waters           45     Director
            David B. Pomeroy, II was a founder of the first of the Company's predecessor businesses ( the Pomeroy Companies ) in 1981. Mr. Pomeroy controlled the Pomeroy Companies until their reorganization into Pomeroy Computer Resources in 1992 and has served as Chairman of the Board, President and Chief Executive Officer since 1992.

            Edwin S.  Weinstein  has  been  with  the  Pomeroy  Companies  in
            substantially  his  present   capacity  since  January   1983.  Mr.
            Weinstein became a Director and Chief Financial Officer of the Company when it was organized in February 1992.

            Richard C. Mills joined the Company in January 1993 and has been Vice President of Operations since July 1993. Prior to that time,

            Mr. Mills was the founder and president of The Computer Store of Kentucky, Inc., a Louisville-based retailer of computer products.

            Carol Teufel Weinstein has been Vice President of Finance and Administration since January 1993. Prior to that time, Mrs.
            Weinstein was Vice President of Operations of the Company from October 1992 to July 1993 and Controller of the Pomeroy Companies from March 1987 to February 1992.

            James C. Eck joined the Company in September 1995 and was made Vice President of Sales and Services effective February 1996. From 1983 until 1995, Mr. Eck was employed by Canon USA Incorporated, a New York-based manufacturer of digital and analog office equipment, and served as the director and general manager of the National Accounts Division Office Equipment Group for Canon since 1991.

            Stephen E. Pomeroy has been the Vice President of Marketing and Corporate Development since September 1996. Prior to that time, Mr. Pomeroy was the Director of New Market Development of the Company from 1994 to September 1996 and Account Executive from 1991 to 1994. From 1985 to 1991, Mr. Pomeroy was employed by the Company on a part-time basis.

            James H. Smith, III has been a Director of the Company since April 1992. Mr. Smith is a shareholder in the law firm of Lindhorst & Dreidame Co., L.P.A., Cincinnati, Ohio, where he has practiced law since 1979. Lindhorst & Dreidame acts as outside general counsel to the Company.

            Dr. David W. Rosenthal has been a Director of the Company since April 1992. Dr. Rosenthal is a Professor of Marketing at Miami University, Oxford, Ohio, a position he has held for more than the last five years. Dr. Rosenthal has also served as a consultant with Stratvertise, a marketing research and strategic consulting firm since 1975.

            Michael E. Rohrkemper has been a Director of the Company since July 1993. Mr. Rohrkemper is a certified public accountant and has been a partner in the accounting firm of Rohrkemper and Ossege Ltd. since January 1991.

            Kenneth R. Waters became a Director of the Company in April 1997 and provides consulting services to the Company. Mr. Waters has worked in the computer industry since 1977. Most recently, he has been an industry consultant, serving as such from February 1995 until present as well as from April 1993 to August 1993 and January 1991 to August 1992. From September 1993 to January 1995, Mr. Waters was the President of MicroAge Inc., a computer reseller. From September 1992 to March 1993, Mr. Waters was the President and CEO of Power Up Software, a software manufacturer. From July 1978 to September 1988, Mr. Waters was employed by Vanstar (then known as ComputerLand), holding various management positions, with his last position being CEO. Mr. Waters was also a Director of Vanstar from September 1987 to July 1989.

            Stephen E. Pomeroy is the son  of David B. Pomeroy, II and  Edwin
            S. Weinstein and Carol Teufel Weinstein are husband and wife. There are no other family relationships among the Company's directors and executive officers.

            Board of Directors

            There were  three meetings of the Board of Directors in 1996.
            Each member of the Board of Directors attended at least seventy-five percent (75%) of the aggregate of the total number of meetings of the Board and committees on which he served.

                            Committees of the Board of Directors

            The Company has a standing audit committee, which held two meetings during 1996, composed of two non-employee directors, Messrs. Smith and Rohrkemper, and Mr. Pomeroy, Chairman of the Board, President and Chief Executive Officer. The audit committee consults with the independent auditors regarding their examination of the financial statements of the Company and regarding the adequacy of internal controls. It reports to the Board of Directors on these matters and recommends the independent auditors to be designated for the ensuing year.

            The Company has a standing compensation committee, which held one meeting during 1996, composed of two non-employee directors, Messrs. Smith and Rohrkemper, and Mr. Pomeroy. This committee reviews the compensation paid by the Company and makes recommendations on these matters to the Board of Directors.

            The Company has a standing stock option committee, which held one meeting during 1996, consisting of Messrs. Rosenthal, Rohrkemper and Smith. This committee administers the 1992 Non-Qualified and Incentive Stock Option Plan.

                  Section 16(a) Beneficial Ownership Reporting Compliance

            During fiscal 1996, Mr. James C. Eck, Vice President of Sales and Services for Pomeroy Computer Resources, Inc., failed to file one Form 4 with respect to the acquisition of 1,000 shares of Common Stock in May 1996, which transaction was subsequently reported on a Form 4 for February 1997.

               Item 11. Executive Compensation

                       Summary of Cash and Certain Other Compensation

            The following table is a summary for the fiscal years 1994,  1995 and 1996 of certain information concerning the compensation paid or accrued by the Company to  the Chief Executive Officer  and to each person who was at any time during 1996 an  executive officer of the
            Company and  whose  aggregate salary  and  bonus exceeded  $100,000
            (collectively, the   Named Executive Officers).

                       Summary Compensation Table

                                                                            Long Term
                                                                       Compensation Awards
                                                                       Restricted    Stock
                                                        Other Annual   Stock Awards  Options
     Name and Principal    Year    Salary(1)   Bonus    Compensation     $ (2)       # (3)
     Position

     David B. Pomeroy      1996    $395,000   $499,845         -            -          37,500
     CEO                   1995    $350,000   $329,812         -            -          41,250
                           1994    $300,000   $274,000      $55,540 (4)     -           -

     Edwin S. Weinstein    1996    $110,000   $25,000       $14,500 (5)   $20,000      6,000
     CFO                   1995    $109,500   $25,000       $21,500 (6)   $20,000       -
                           1994     $98,000    $4,000          -          $20,000       -

     Richard C. Mills      1996    $156,967   $10,000       $56,220 (7)     -          36,000
     Vice President of     1995    $137,875   $62,205          -            -           -
     Operations            1994    $129,000      -             -            -           -

     James C. Eck          1996    $150,000   $75,000       $17,400 (8)     -           -
     Vice President of
     Sales and Services

     Stephen E. Pomeroy    1996    $100,000   $100,000      $21,762 (5)     -          19,500
     Vice President of
     Marketing and
     Corporate Development

       (1) Includes amounts deferred at the direction of the executive officer pursuant to the Company's 401(k) Retirement Plan.
       (2) At January 5, 1997 a total of 5,851 restricted shares were held with an aggregate value of approximately $205,000. Dividends, if any, are payable on all issued and outstanding shares of Common Stock including shares of restricted stock.
       (3) Adjusted for three-for-two stock split effected as a stock dividend on October 4, 1996.
       (4) Includes $25,000 for personal guarantee of the Datago Agreement with Vanstar and $14,787 for reimbursement of automobile expenses. Other amounts individually were less than 25% of the total perquisites and other benefits reported for Mr. Pomeroy.
       (5) Represents amounts accrued pursuant to deferred compensation agreements.
       (6) Represents reimbursement for taxes related to stock awards incurred because the stock awards resulted in immediate taxation.
       (7) Includes $48,220 for commissions related to monthly sales goals and $8,000 accrued pursuant to deferred compensation agreements.
       (8) Represents commissions related to monthly sales goals.

                             Option Grants in Last Fiscal Year

            The following table sets forth certain information concerning the grant of options to purchase Common Stock to any of the Named
            Executive Officers during fiscal year 1996.

                                  Number of    Percent of
                                  Shares of     Total                           Potential Realizable Value
                                  Common       Options                        at Assumed Annual Rates of Stock
                                  Stock       Granted to   Exercise          Price Appreciation for Option Term
                                  Underlying   in Fiscal   or Base
                                  Options        Year      Price     Expiration
          Name                    Granted (1)              ($/Sh)       Date          5%        10%

          David B. Pomeroy, II    37,500        16.7%      $8.33       1/6/01      $86,000   $191,000

          Edwin S. Weinstein       6,000         2.7%      $8.33       1/6/98       $5,000    $11,000

          Richard C. Mills         6,000         2.7%      $8.33       1/6/98       $5,000   $11,000
                                  30,000        13.4%      $9.50      6/26/98      $29,000   $60,000

          Stephen E. Pomeroy       4,500         2.0%      $8.33      1/6/98       $4,000    $8,000
                                   15,000        6.7%      $8.50      8/15/98     $13,000    $27,000

            (1) The number of shares underlying the options was adjusted for the three-for-two stock split effected as a stock dividend on October 4, 1996.

               Aggregate Stock Option Exercises In Year Ended January 5, 1997
                              and Year-End Stock Option Values

            The following table sets forth information concerning aggregated option exercises in fiscal year 1996 and the number and value of unexercised options held by each of the Named Executive Officers at January 5, 1997.

                                                             Number of
                                                             Securities        Value of
                                                            Underlying        Unexercised
                                                            Unexercised       In-the-Money
                                                            Options at        Options at
                                                          January 5, 1997   January 5, 1997
                               Shares                          (#)                 ($)
                              Acquired         Value        Exercisable/       Exercisable/
        Name                on Exercise (#)   Realized    ($)Unexercisable    Unexercisable

      David B. Pomeroy, II       -               -           78,750/0          $2,196,787/$0

      Edwin S. Weinstein       3,575          $56,235         6,000/0          $160,020/$0

      Richard C. Mills        12,000         $177,750        89,497/0          $2,557,591/$0

      Stephen E. Pomeroy         -               -           27,750/0          $756,847/$0

           Compensation of the Board of Directors

                 Each director who is not an employee of the Company, except for Messrs. Smith and Waters, receives a quarterly retainer of Two Thousand Dollars ($2,000) plus Five Hundred Dollars ($500) for each Board of Directors meeting attended (including as part of each such meeting any committee meetings held on the same date), and Five Hundred Dollars ($500) for any committee meetings attended which were not held on the same date as a Board of Directors meeting. Beginning with the fourth quarter of fiscal 1993, the amount earned by such directors is automatically deposited by the Company, on a quarterly basis, into a broker account established for each such Director unless the Director requests receipt of the cash instead. The broker is directed to utilize the funds deposited for each Director to purchase shares of Common Stock of the Company on the open market. Mr. Smith's law firm, Lindhorst & Dreidame Co., L.P.A., is compensated for his time in attendance at Directors' Meetings based on his hourly rate. Mr. Waters is paid a monthly consulting fee of $1,500 in lieu of the quarterly retainer and the fee for meetings attended and for providing consulting.

            Employment Agreements

            David B. Pomeroy, II, the Chairman of the Board and Chief Executive Officer of the Company, has an employment agreement with the Company for a term of three years, which is extended on a daily basis resulting in a perpetual three year term.

            Effective January 6, 1997, Mr. Pomeroy entered into a Sixth Amendment to the Employment Agreement with the Company (the "Sixth Amendment"). Mr. Pomeroy's compensation under the Sixth Amendment will consist of a base salary of $395,000 for fiscal 1997 and each subsequent fiscal year unless modified by the Compensation Committee. Under the Sixth Amendment Mr. Pomeroy is also entitled to a bonus of up to a maximum of $720,000 in fiscal 1997 and each subsequent fiscal year based upon the Company's operating income. Mr. Pomeroy may also be paid a discretionary bonus under any compensation, benefit or management incentive plan. Fifty percent of any discretionary bonus will be paid in cash and fifty percent will be treated as incentive deferred compensation.

            Under the Sixth Amendment the Company has agreed to pay all premiums for a term life insurance policy with a death benefit equal to $3,000,000 insuring the life of Mr. Pomeroy. The owner and beneficiary of this term life insurance policy is a trust established by Mr. Pomeroy. The Company and the trust entered into a split dollar arrangement whereunder the Company will pay all premiums on a whole life insurance policy with a death benefit equal to $1,000,000 insuring the life of Mr. Pomeroy, less the reportable economic benefit to the trust.

            Under the Sixth Amendment Mr. Pomeroy was also granted an option to acquire 25,000 shares of Common Stock at a per share price equal to the fair market value of a share of Common Stock on January 3, 1997. In connection with the Sixth Amendment, Mr. Pomeroy and the Company also entered into a registration rights agreement which entitles Mr. Pomeroy to demand and piggy back registration rights in the event of a change in control of the Company. Also, upon the occurrence of a change in control (as defined in the Sixth Amendment to the Employment Agreement), Mr. Pomeroy is entitled to receive (a) through the date of termination of his employment and thereafter for the balance of the three (3) year term of the Agreement, his full base salary, bonus and all other amounts under any compensation plan or program of the Company (other than the amounts referred to in (b) below) at the time such payments are due and to continue participation in all medical, life and other employee welfare benefit plans in which Mr. Pomeroy was entitled to participate immediately prior to the date of termination (or substantially similar benefits if a continued participation is not possible under such plans and programs) and (b) a lump sum payment equal to the present value of his benefits under the supplemental compensation agreement based upon a 100% vesting percentage.

            Mr. Weinstein has an employment agreement with the Company effective February 13, 1992. The initial term of Mr. Weinstein's agreement continued until December 31, 1994, but the agreement is extended annually for additional one-year periods unless either party gives 60 days written notice of termination. The agreement provides for a stated base salary and a discretionary bonus to be determined by the Board of Directors.

            Mr. Mills has an employment agreement with the Company effective January 1, 1993. The term of Mr. Mills' agreement is three years and is extended annually for additional one-year periods unless either party gives 60 days written notice of termination. The agreement provides for a stated base salary and a discretionary bonus to be determined by the Board of Directors.

            Mr. Eck has an employment agreement with the Company extending from September 18, 1995 to January 5, 1999, which is extended annually for successive one-year periods unless either party gives 30 days written notice of termination. Mr. Eck's compensation under the agreement consists of a base salary, which may be adjusted annually based on the achievement of certain economic goals, annual and quarterly bonuses, monthly commissions based on gross sales, and stock options. The amount of any annual bonuses are determined on the basis of attainment of certain economic goals, and are to be paid 50% in cash and 50% as incentive deferred compensation.

            Mr. Stephen E. Pomeroy has an employment agreement with the Company which extends to December 31,1999, and thereafter may be extended on a daily basis unless either party gives 60 days written notice of termination (or three days written notice if the Company terminates Mr. Pomeroy's employment for cause). Mr. Pomeroy's compensation under the agreement consists of a base salary at a rate of $100,000 for fiscal 1996 and an annual bonus, to be negotiated annually. Mr. Pomeroy's base salary will increase to $115,000 for fiscal 1997 and is subject to increases in subsequent fiscal years at the discretion of the Board of Directors. The amount of any annual bonus will be paid 50% in cash and 50% as incentive deferred compensation.

            Compensation Committee Interlocks and Insider Participation

            In fiscal 1996, the Compensation Committee consisted of David B. Pomeroy, II, James H. Smith, III and Michael E. Rohrkemper. Mr. Pomeroy is the Chief Executive Officer of the Company.

            In  September   1995,   Pomeroy   Investments,   LLC   (  Pomeroy
            Investments  ), a Kentucky limited  liability company controlled by David B. Pomeroy II, acquire from Paul Hemmer & Associates, III (the Seller ) approximately 11.5 acres of property at AirPark International in Boone County, Kentucky, and contracted with Paul Hemmer Construction Company, an affiliate of the Seller, for the construction of a new headquarters and distribution facility on the site. In addition, under the purchase agreement with the Seller, Pomeroy Investments was granted an option to purchase the contiguous 15.56 acres of land at any time during the three (3) years following completion of the construction project, subject to certain extensions and related rights. Pomeroy Investments has entered into a ten year triple-net lease with the Company (subject to an option to extend the term for two consecutive five year periods) for the new headquarters for an initial annual base rent of $7.50 per square foot for approximately 36,000 square feet of office use, $3.50 per square foot for approximately 88,084 square feet of service, sales and distribution use, and $1.50 per square foot for approximately 3,333 square feet of storage (calculated on a weighted average basis). The total base rent to be paid by the Company under the lease for all types of uses is $583,294 per year (plus pass-through costs such as taxes and insurance). These terms were determined on the basis of a fair market rental opinion given to the Company by West Shell Commercial, dated April 24, 1995.

            The Company intends to expand its existing distribution center to include a new depot repair facility that will replace the Company's existing depot repair facility. Pomeroy Investments intends exercise its option to purchase the 15.56 acres of land described above and to finance, purchase and own the land and improvements necessary to accommodate the new depot repair facility. The estimated cost of the additional land and improvements is expected to be $1.8 million. The Company will lease the additional space from Pomeroy Investments at an annual base rent no less favorable to the Company than can be obtained from unaffiliated third parties. The expansion of the existing distribution center to accommodate the new depot repair facility is expected to be completed in the third quarter of 1997.

            The Company from time to time has made advances to Pomeroy Investments to satisfy Pomeroy Investments' working capital needs. In July 1996, the Company made two advances to Pomeroy Investments in the amounts of $100,000 and $150,000, respectively. In September and October 1996, the Company made two additional advances in the amounts of $20,000 and $25,000, respectively. The largest amount of advances outstanding at any time during fiscal 1996 was $295,000. No interest was charged on the advanced funds, which were repaid in full on December 20, 1996.

            On April 29, 1996, the Company entered into a settlement agreement with Vanstar (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company agreed to pay to Vanstar $3.3 million consisting of $1.65 million in cash and a promissory note in the amount of $1.65 million (the "Vanstar Note"). The Vanstar Note was due on August 27, 1996 and bore interest at 8.0% per annum.

            The Vanstar Note was secured by a pledge of 100,000 shares of Common Stock owned by Mr. Pomeroy (the "Pledge"). In consideration of the Pledge, the Company agreed to indemnify Mr. Pomeroy against any loss, including attorneys' fees suffered by Mr. Pomeroy in connection with the Pledge. Also in connection with the Settlement Agreement the Company incurred approximately $0.4 million of legal fees, which included the defense of the Company and the Pomeroys.

            All agreements between the Company and Vanstar were terminated as of the effective date of the Settlement Agreement. In partial consideration of the Settlement Agreement, Vanstar agreed to release Mr. and Mrs. Pomeroy from their personal guarantees of certain obligations of the Company to Vanstar. The Company paid the Vanstar Note in full on August 27, 1996 and the Pledge was terminated.

            James H. Smith, a director of the Company, is a stockholder in the law firm of Lindhorst & Dreidame Co., L.P.A. Lindhorst & Dreidame Co. serves as general counsel to the Company. The legal services provided by Lindhorst & Dreidame Co. constituted less than 5% of the firm's business in 1996.

                                   EXECUTIVE COMPENSATION
                            REPORT OF THE COMPENSATION COMMITTEE

            The Compensation Committee of the Board of Directors is composed of two (2) non-employee directors, Messrs. Rohrkemper and Smith, and Mr. Pomeroy, Chairman of the Board, President and Chief Executive Officer. The Committee is responsible for the establishment and oversight of the Company's Executive Compensation Program. This program is designed to meet the objectives of attracting, retaining and motivating executive employees and providing a balance of short term and long term incentives that can recognize individual contributions from an executive and the overall operating and financial results of the Company. The Committee intends to review Executive Compensation on a regular basis and to compare the competitiveness of the Company's executive compensation and corporate performance with other corporations comparable to the Company. The committee believes that the significant equity interest in the Company held by the Company's management aligns the interests of the shareholders and management. Through the programs adopted by the Company a significant portion of Executive Compensation is linked to individual and corporate performance and stock price appreciation.

            The basic elements of the Company's Executive Compensation Program consist primarily of base salary, potential for annual cash opportunities and stock options. The Committee believes that incentives play an important role in motivating executive performance and attempts to reward achievement of both short and long term goals. However, the emphasis on using stock options as a long term incentive is intended to insure a proper balance in the achievement of long term business objectives which ties a significant portion of the executive's compensation to factors which impact on the performance of the Company's stock.

            Compensation opportunities must be adequate to enable the Company to compete effectively in the labor market for qualified executives. The elements of the Executive Compensation Program are designed to meet these demands, and at the same time encourage increases in shareholder value.

                                       Base Salaries

            Base  salaries  for  executives   are  initially  determined   by
            evaluating the duties and responsibilities of the position to be held by the individual, experience and the competitive marketplace for executive talent. The Company has entered into Employment Agreements that establish salaries for certain executive officers. Salaries for executives and other employees are reviewed periodically and may be set at higher levels if the Company concludes that is appropriate in light of that particular individual's responsibilities, experience and performance.

                                    Annual Cash Bonuses

            The Company's executives and other employees are eligible to receive annual cash awards or bonuses at the discretion of the Committee with the approval of the Board of Directors. In determining whether such discretionary awards should be made, the Committee considers corporate performance measured by financial and operating results including income, return on assets and management of expenses and costs.

                                   Long Term Compensation

            A. 1992 Non-Qualified and Incentive Stock Option Plan

            The Company's 1992 Non-Qualified and Incentive Stock Option Plan (the "Option Plan") has presently reserved for issuance an aggregate of 900,000 common shares. The Option Plan was adopted to encourage ownership of common shares by officers and key employees of the Company to encourage their continued employment with the Company and to provide them with incentives to promote the success of the Company. The Stock Option Committee of the Board of Directors grants options under and otherwise administers the Option Plan. The exercise price for options under the Option Plan must be at least one hundred percent (100%) of the fair market value of the common shares on the date of grant; provided, however, in the event that an incentive stock option is granted to an employee who owns more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or, if applicable, a subsidiary or parent corporation of the Company, the exercise price per share for such incentive stock options cannot be less than one hundred ten percent (110%) of the fair market value of the common shares on the date of grant. The exercise price of options granted under the Option Plan is payable in cash or, at the discretion of the Stock Option Committee in whole or in part, in common shares, valued at their fair market value at the date of exercise. Each option granted under the Option Plan expires on the date or dates set forth in the specific option award as determined by the Stock Option Committee in its sole discretion, but not later than ten
            (10) years from the date of grant. The Option Plan will terminate on February 13, 2002, but such termination will not affect any outstanding options previously granted.

               The tax consequences of the granting and  exercise of an  option under the Option Plan to the recipient of the option depend upon the type of option granted. Taxable gain on a non-qualified stock option is determined on the date of exercise of the option and is measured by the difference between the fair market value of the common shares on the date of exercise and the exercise price. Gain from the granting and exercise of incentive stock options is deferred until the option holder sells the common shares received upon exercise of the option. Generally, the amount of gain is measured by the difference between the sales price of the common shares and the exercise price of the option. In the case of a non-qualified stock option granted and exercised under the Option Plan, the Company is entitled to a tax deduction equal to the amount of income recognized by the option holder, subject to certain withholding and reporting requirements. With respect to incentive stock options, the Company is not entitled to a deduction in connection with the granting or exercise of such an option or the sale of the common shares issued upon the exercise of the option.

            The Option Plan may be amended any time by the Board of Directors, but no amendment can be made without the approval of the Company's shareholders if shareholder approval is required under
            Section 422A of the Internal Revenue Code of 1986 or Rule 16b-3 under the Securities Exchange Act of 1934. No amendment may, however, impair the rights or obligations of the holder of any option granted under the Option Plan without his or her consent.

            B. 1992 Outside Directors' Stock Option Plan

            The Company's 1992 Outside Directors' Stock Option Plan (the "Directors' Plan") has reserved for issuance an aggregate of 123,750 common shares to outside directors. The purpose of the plan is to encourage outside directors of the Company to acquire or increase their ownership of common shares on reasonable terms, to foster a strong incentive for outside directors to put forth maximum effort for the continued success and growth of the Company, to aid in retaining such individuals who put forth such efforts and to assist in attracting the best available individuals to serve as directors of the Company in the future. The Directors' Plan became effective February 13, 1992 and will terminate ten (10) years from that date. Pursuant to the Directors' Plan, an option to purchase 10,000 common shares is automatically granted on the first day of the initial term of an outside director. Thereafter, an option to purchase an additional 2,500 common shares will automatically be granted upon the first day of each consecutive year of service on the Board of Directors. The exercise price of the options will be the fair market value of the shares on the date the option is granted. The options may be exercised after one (1) year from the date of grant for not more than one-third (1/3) of the shares subject to the option and an additional one-third (1/3) of the shares subject to the option may be exercised for each of the next two (2) years thereafter. To the extent not exercised, options granted under the Directors' Plan will expire five (5) years after the date of grant except upon termination of the director's service on the Board, in which case the option may be exercised within three (3) months of the date of such termination (but not beyond the term of the option) and, except upon death of the director in which case the option may be exercised by the deceased director's legatee, personal representative or distributee within one (1) year of the date of death (but not beyond the term of the option).

            C. Employee Benefit Plans

            As of July 1, 1992, the Company converted its Profit Sharing Plan, which covers substantially all employees, to an Employee Stock Ownership Plan (ESOP). Participation requirements under the ESOP are essentially those as existed under the Profit Sharing Plan. No less than the majority and no more than seventy-five percent (75%) of the assets of the ESOP are invested in common shares of the Company purchased on the open market. As of April 30, 1007, the ESOP owned 57,129 common shares of the Company. In December 1996 the Board of Directors took action to initiate proceedings to terminate the e ESOP which is expected to become effective during fiscal 1997.

            In addition the Company maintains a 401(k) savings plan which generally covers all employees of the Company. Plan participants may contribute up to fifteen percent (15%) of their annual base salary on a pre-tax basis, although contributions of certain highly compensated employees may be limited under federal tax laws. The Company does not contribute to the plan.

                    Chief Executive Officer Compensation

           Mr. Pomeroy served as Chairman of the Board and Chief Executive Officer throughout fiscal 1996. Mr. Pomeroy's compensation, which includes an annual salary, bonuses, and stock options, were determined in accordance with the terms of the Fifth Amendment to his Employment Agreement. The Fifth Amendment, which established the performance criteria for fiscal 1996 was adopted by the Compensation Committee in December 1995.

                                     PERFORMANCE GRAPH

            The following Performance Graph compares the percentage of the cumulative total shareholder return on the Company's common shares with the cumulative total return assuming reinvestment of dividends of (i) the S&P 500 Stock Index and (ii) the NASDAQ Industrial Index.
                                 CUMULATIVE  TOTAL RETURN
                          Based on reinvestment of $100 beginning
                                       (GRAPH)

            Item 12. Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth certain information, as of April 30, 1997, with respect to each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding common shares, and information with respect to the beneficial ownership of its common stock by each Director, each Named Executive Officer, and by the Directors and executive officers of the Company as a group.

                                      Amount & Nature of
            Name                     Beneficial Ownership (1)     % of Class

            David B. Pomeroy, II            1,670,877 (2)          21.96%

            Edwin S. Weinstein               78,436 (3)            1.04%

            Richard C. Mills                 94,648 (4)            1.25%

            James C. Eck                     11,500 (5)              *

            Stephen E. Pomeroy               33,332 (6)              *

            James H. Smith, III              11,825 (7)              *

            David  W. Rosenthal              10,493 (8)              *

            Michael E. Rohrkemper            19,276 (9)              *

            Kenneth R. Waters                  -                     -

            Pomeroy Computer
                Resources, ESOP              57,129 (10)              *

            Directors and all Executive

            Officers as  a Group           1,883,792 (11)          23.93%

            * Less than one percent (1%)

          (1) The "Beneficial Owner" of a security includes any person who shares voting power or investment power with respect to such security or has the right to acquire beneficial ownership of such security within 60 days based solely on information provided to the Company.

          (2) Includes 15,091 shares owned by his spouse as to which Mr. Pomeroy disclaims beneficial ownership. Also includes 103,750 shares issuable upon exercise of stock options and 57,129 shares owned by the ESOP. See note (10) below. Of the 57,129 shares owned by the ESOP, Mr. Pomeroy disclaims beneficial ownership except as to the 23,989 shares allocated to the account of Mr. Pomeroy which shares he has the right to vote under the Plan with respect to certain matters. Mr. Pomeroy's address is 1020 Petersburg Road, Hebron, KY. 41048.

          (3) Includes a total of 16,000 shares issuable upon exercise of stock options, 57,129 shares owned by the ESOP and excludes 11,297 shares owned by his spouse as to which he disclaims beneficial ownership. See note (10) below. Of the 57,129 shares owned by the ESOP, Mr. Weinstein disclaims beneficial ownership except as to the 3,179 shares allocated to Mr. Weinstein which shares he has the right to vote under the Plan with respect to certain matters.

          (4) Includes 94,497 shares of Common Stock issuable upon exercise of stock options and 151 shares held by the ESOP allocated to the account of Mr. Mills, which shares he has the right to vote under the Plan with respect to certain matters.

          (5) Includes 10,000 shares of Common Stock issuable upon exercise of stock options.

          (6) Includes 27,750 shares of Common Stock issuable upon exercise of stock options and 137 shares held by the ESOP allocated to the account of Mr. Pomeroy which shares he has the right to vote under the Plan with respect to certain matters.

          (7) Includes 11,000 shares issuable upon exercise of stock options.

          (8) Includes 1,800 shares of Common Stock owned by his spouse, 43 shares held by the ESOP allocated to the account of his spouse (which shares she has the right to vote under the Plan) and 500 shares issuable upon the exercise of stock options, as to which Dr. Rosenthal disclaims beneficial ownership. Includes 4,386 shares of Common Stock issuable upon exercise of stock options.

          (9) Includes 165 shares of Common Stock held by Rohrkemper & Ossege Ltd., a partnership in which Mr. Rohrkemper has a 60% interest. Also includes 17,500 shares of Common Stock issuable upon exercise of stock options.

        (10) The trustees of the ESOP are David B. Pomeroy, II and Edwin S.Weinstein, both officers of the Company who have voting control over the 57,129 shares of Common Stock held in the ESOP in certain situations.

         (11) Includes all the shares owned by Pomeroy Computer Resources ESOP. In December 1996 the Board of Directors took action to initiate proceedings to terminate the ESOP which is expected to become effective during fiscal 1997.

            Item 13. Certain Relationships and Related Transactions

            James H. Smith, III, a director of the Company, is a shareholder in the law firm of Lindhorst & Dreidame Co. L.P.A., which serves as general counsel to the Company. See ``Compensation Committee Interlocks and Insider Participation''.

            Mr. David B. Pomeroy, II the Chairman of the Board, President and
            Chief  Executive  Officer  of  the  Company,   engaged  in  certain
            transactions with the Company in the last fiscal year. See ``Compensation Committee Interlocks and Insider Participation."

            Addie W. Rosenthal, the spouse of Dr. Rosenthal, a member of the Board of Directors, serves as Director of Investor Relations for the Company.

           Kenneth R. Waters, a director of the Company since April 1997, serviced as a consultant to the Company from June 1996 through November 1996. Mr. Waters was paid $1,500 per month for his services for a total of $9,000 during the term of the consulting arrangement. In January 1997, the Company retained Mr. Waters to provide additional consulting services to the Company on an on-going basis. Mr. Waters is paid $1,500 per month with also includes his compensation as a member of the Board of Directors.

                                         SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             POMEROY COMPUTER RESOURCES, INC.
                                                       (Registrant)
                                                       /s/ Edwin S. Weinstein
                                                       Edwin S. Weinstein
            Dated: May 7, 1997                         Chief Financial Officer