Form 10-Q
period 1997-04-05
POMEROY COMPUTER RESOURCES INC
filed 1997-05-27
CIK 883979

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     FORM 10-Q

          (Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 5, 1997

                                         OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to

          Commission file number 0-20022

                          POMEROY COMPUTER RESOURCES, INC.
              ______________________________________________________
              (Exact name of registrant as specified in its charter)

          DELAWARE                                     31-1227808
          ________                                     __________
          (State or jurisdiction of incorporation     (IRS Employer
            or organization)                           Identification No.)

                       1020 Petersburg Road, Hebron, KY 41048
                      ________________________________________
                      (Address of principal executive offices)

                                   (606) 586-0600
                                   _______________
                (Registrant's telephone number, including area code)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

          YES ___X___NO___

          The number of shares of common stock outstanding as of May 12, 1997 was 7,507,956.

                          POMEROY COMPUTER RESOURCES, INC.

                                  TABLE OF CONTENTS

          Part I.     Financial Information

                      Item 1.           Financial Statements:        Page
                                                                    ______

                                        Consolidated Balance          3
                                        Sheets as of January 5,
                                        1997 and April 5, 1997

                                        Consolidated Statements of    4
                                        Income for the Quarters
                                        Ended April 5, 1996 and
                                        1997

                                        Consolidated Statements of    5
                                        Cash Flows for the
                                        Quarters Ended April 5,
                                        1996 and 1997

                                        Notes to Consolidated         6
                                        Financial Statements

                      Item 2.           Management's Discussion       8
                                        and Analysis of Financial
                                        Condition and Results of
                                        Operations

          Part II.    Other Information                               9

          SIGNATURE                                                   10

                               POMEROY COMPUTER RESOURCES, INC.

                                 CONSOLIDATED BALANCE SHEETS

                                       (In thousands)

                                                                             January 5,   April 5,
                                                                               1997         1997
       ASSETS
       Current assets:
          Cash                                                                 $6,809       $  277
          Accounts and note receivable, less allowance of $509 and $507
             at January 5, and April 5, 1997, respectively                     68,094       69,204
          Inventories                                                          23,426       31,334
          Other                                                                   739          649
                                                                              _______      _______
                           Total current assets                                99,068      101,464
                                                                              _______      _______

       Equipment and leasehold improvements                                    13,076       14,031
       Less accumulated depreciation                                            3,864        4,654
                                                                              _______      _______
             Net equipment and leasehold improvements                           9,212        9,377

       Other assets                                                            13,100       13,413
                                                                              _______      _______
                           Total assets                                      $121,380     $124,254
                                                                              =======      =======

       LIABILITIES AND EQUITY
       Current liabilities:
          Notes payable                                                          $907         $907
          Accounts payable                                                     40,343       34,647
          Bank notes payable                                                   24,146        5,262
          Other current liabilities                                             6,469        7,923
                                                                              _______      _______
                           Total current liabilities                           71,865       48,739
                                                                              _______      _______

       Notes payable                                                            2,189        1,764
       Deferred income taxes                                                      733          758

       Equity:
          Preferred stock ( no shares issued or outstanding)
          Common stock ( 6,469 and 7,504 shares issued and outstanding
             at January 5 and April 5, 1997, respectively)                         65           75
          Paid-in capital                                                      34,402       57,834
          Retained earnings                                                    12,330       15,288
                                                                              _______      _______
                                                                               46,797       73,197

          Less treasury stock, at cost (21 shares at January 5
             and April 5, 1997, respectively)                                     204          204
                                                                              _______      _______
                           Total equity                                        46,593       72,993
                                                                              _______      _______
                           Total liabilities and equity                      $121,380     $124,254
                                                                                  =======      =======

                         See notes to consolidated financial statements

                               POMEROY COMPUTER RESOURCES, INC.

                               CONSOLIDATED STATEMENTS OF INCOME
                           ( In thousands, except per share amounts )

                                                                 Quarter Ended
                                                              ____________________
                                                              April 5,    April 5,
                                                                1996        1997
                                                              _______     ________

          Net sales and revenues                              $63,224     $100,366
          Cost of sales and service                            53,624       83,462
                                                              _______     ________
                    Gross profit                                9,600       16,904

          Operating expenses:
             Selling, general and administrative                6,436       10,475
             Rent                                                 291          473
             Depreciation                                         318          803
             Amortization                                          98          212

                                                              _______     ________
                    Total operating expenses                    7,143       11,963
                                                              _______     ________
          Income from operations                                2,457        4,941

          Interest expense                                        435          367
          Litigation settlement and related costs               4,392           -
          Other income                                             93           48
                                                              _______     ________
          Income (loss) before income tax                      (2,277)       4,622

          Income tax expense                                     (922)       1,664
                                                              _______     ________
          Net income (loss)                                   ($1,355)      $2,958
                                                              =======     ========

          Weighted average shares outstanding:
               Primary                                          4,117        7,100
               Fully diluted                                    4,130        7,100

          Net income (loss) per common share:
               Primary                                         ($0.33)       $0.42
               Fully diluted                                   ($0.33)       $0.42

                        See notes to consolidated financial statements

                           POMEROY COMPUTER RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ( In thousands )

                                                                      Quarter Ended
                                                                  _____________________
                                                                  April 5,     April 5,
                                                                    1996         1997
                                                                  ________     _________

          Net cash flows provided by operating activities          $4,688      ($9,692)
                                                                  ________     _________
          Cash flows used in investing activities:
             Capital expenditures                                    (968)        (954)
             Acquisition of reseller                               (4,460)           -
                                                                  ________     _________
          Net investing activities                                 (5,428)        (954)
                                                                  ________     _________

          Cash flows provided by (used in) financing activities:
             Net borrowings (payments) on bank note                 2,540      (18,884)
             Payments on notes payable                             (1,088)        (425)
             Proceeds from secondary offering                        (330)      23,293
             Proceeds from exercise of stock options                  121          130
                                                                  ________     _________
          Net financing activities                                  1,243        4,114
                                                                  ________     _________
          Increase (decrease) in cash                                 503       (6,532)

          Cash:
             Beginning of period                                      596        6,809
                                                                  ________     _________
             End of period                                         $1,099         $277
                                                                  ========     =========

                          POMEROY COMPUTER RESOURCES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1. Basis of Presentation

            The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the three-month period ended April 5, 1997 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 1998.

         2. Supplemental Cash Flow Disclosures

            Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:
                                                       Quarter Ended
                                                   ______________________
                                                      April 5,    April 5,
                                                        1996        1997
                                                   ___________   _________

                           Interest paid                 $405        $470
                                                         ====        ====

                           Income taxes paid             $572        $251
                                                         ====        ====

                           Business combination
                           accounted for as purchase:
                             Assets acquired          $14,830
                             Liabilities assumed       (6,395)
                             Note payable              (2,700)
                             Stock issued              (1,275)
                                                      _______
                             Net cash paid            $ 4,460
                                                      =======

                           Note issued and accrued
                           liabilities for litigation
                           settlement                 $ 3,300
                                                      =======
         3. Stockholders' Equity

            On February 28, 1997, the Company completed a secondary public offering of 1.02 million shares of its common stock. The net proceeds of $23.3 million were used to reduce amounts outstanding under its line of credit. If this secondary offering had been completed as of January 6, 1997, pro forma primary and fully diluted earnings per share would have been $0.38 for the first quarter of fiscal 1997. This computation assumes no interest expense related to the credit line and the issuance of only a sufficient number of shares to eliminate the credit line at the beginning of fiscal 1997.

         4. Income Taxes

            The Company's effective tax rate was 36.0% in the first quarter of 1997 compared to 40.5% in the first quarter of 1996. This decrease was attributable to state tax credits earned as a result of the move to the new headquarters and distribution center in fiscal 1996.

         5. Litigation

            There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

           Special Cautionary Notice Regarding Forward-Looking Statements
           ---------------------------------------------------------------

          Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this document including, without limitation, those statements made in conjunction with the forward-looking statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations". All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

                          POMEROY COMPUTER RESOURCES, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            TOTAL NET SALES  AND REVENUES.   Total net sales  and revenues
          increased $37.1 million, or 58.8%, to $100.4 million in the first quarter of 1997 from $63.3 million in the first quarter of 1996. This increase was attributable to acquisitions completed in 1996, new regional offices, an increase in sales to existing and new customers, and overall growth. Excluding acquisitions completed in 1996 and new regional offices, total net sales and revenues increased 29.0%. Sales of equipment and supplies increased $32.9, million or 57.4%, to $90.2 million in the first quarter of 1997 from $57.3 million in the first quarter of 1996. Excluding acquisitions completed in 1996 and new regional offices, sales of equipment and supplies increased 27.1%. Service revenues increased $4.2 million, or 70.0%, to $10.2 million in the first quarter of 1996 from $6.0 million in the first quarter of 1996. Excluding acquisitions completed in 1996 and new regional offices, service revenues increased 46.7%.

            GROSS MARGINS. Gross margin was 16.8% in the first quarter of 1997 compared to 15.2% in the first quarter of 1996. This increase was partly a result of the increase in higher-margin service revenues versus lower-margin sales of equipment and supplies. The gross margin for services increased in the first quarter of 1997, compared to the first quarter of 1996, as a result of an increase in the mix of services to include more higher-margin outsourcing. Gross margin for equipment sales in the first quarter of 1997 increased in comparison to the first quarter of 1996 as a result of better pricing through volume purchases with major manufacturers. However, there was a decrease in equipment gross margin for the first quarter of 1997 compared to the fourth quarter of 1996 due to an increase in business with several lower-margin customers.

            OPERATING  EXPENSES.    Selling,  general  and  administrative
          expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 10.9% in the first quarter of 1997 from 10.6% in the first quarter of 1996. This increase is primarily attributable to the continued addition of technical personnel to sustain the growth of the Company's service business. As these personnel reach full productivity, their cost as a percentage of total net sales and revenues should decrease. In addition, market development funds, which reduce selling, general and administrative expenses, have declined during the first quarter of 1997 as a percentage of total net sales and revenues compared to the first quarter of 1996. Market development funds declined to 1.1% in the first quarter of 1997, from 1.3% in the first quarter of 1996. Total operating expenses expressed as a percentage of total net sales and revenues increased to 11.9% in the first quarter of 1997 from 11.3% in the first quarter of 1996, due to the reduction of market development funds, the increase in depreciation related to the new headquarters and distribution facilities, and amortization of goodwill related to the acquisitions made in 1996.

            INCOME FROM OPERATIONS. Income from operations increased $2.4 million, or 96.0%, to $4.9 million in the first quarter of 1997 from $2.5 million in the first quarter of 1996. The Company's operating margin increased to 4.9% in the first quarter of 1997 from 3.9% in the first quarter of 1996 because the increase in gross margin more than offset the increase in operating expenses as a percentage of net sales and revenues.

            INTEREST EXPENSE.   Interest  expense  was approximately  $0.4
          million in the first quarter of 1997 and 1996.

            INCOME TAXES. The Company's effective tax rate was 36.0% in the first quarter of 1997 compared to 40.5% in the first quarter of 1996. This decrease was attributable to state tax credits earned as a result of the move to the new headquarters and distribution center in fiscal 1996.

            NET INCOME. Net income, excluding the impact of the Vanstar settlement, increased $1.7 million, or 135%, to $3.0 million in the first quarter of 1997 from $1.3 million in the first quarter of 1996 due to the factors described above.

                           LIQUIDITY AND CAPITAL RESOURCES

            Cash used in operating activities was $9.7 million in the first quarter of 1997. Cash used in investing activities was $0.9 million for capital expenditures. Cash provided by financing activities included $23.3 million of net proceeds from the issuance of 1.02 million shares of Common Stock in February 1997 and $0.1 million from the exercise of stock options less $18.9 million of repayments on bank notes payable and $0.4 million for a note repayment.

            A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At April 5, 1997, these lines of credit totaled $37.0 million, including $12.0 million with IBM Credit Corporation (``ICC'') and $25.0 million with Deutsche Financial Services ("DFS"). Borrowings under the ICC floor plan arrangement are made on sixty day notes, with one-half of the note amount due in thirty days. Borrowings under the DFS floor plan arrangement are made on thirty day notes. All such borrowings are secured by the related inventory. Financing on many of the arrangements is interest free due to subsidies by manufacturers. The average rate on the plans overall is less than 1.0% per annum. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

            The Company's financing of receivables is provided through its Credit Facility, which permits the Company to borrow up to the lesser of $25.0 million or an amount based upon a formula of eligible trade receivables. The Credit Facility carries a variable interest rate based on (i) Star Bank's prime rate less an incentive pricing spread (the " Incentive Pricing Spread") based on certain financial ratios of the Company or (ii) LIBOR plus the Incentive Pricing Spread, at the Company's election. The Incentive Pricing Spread is adjusted quarterly. At April 5, 1997, the amount outstanding, which consisted solely of overdrafts in accounts with the Company's primary lender, was $5.3 million. Currently, the Company does not have a balance outstanding under the Credit Facility. Any amounts drawn on the Credit Facility would have an interest rate of 7.75%. The Company is currently negotiating an extension or replacement of the Credit Facility which expired on April 30, 1997. An extension or replacement of the Credit Facility is expected to be completed on similar or improved terms during the second quarter of 1997. The Credit Facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the Credit Facility, the Company is prohibited from paying any cash dividends and is subject to various restrictive covenants.

            The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company's capital requirements for the next 12 months.

                           POMEROY COMPUTER RESOURCES, INC.
                              PART II - OTHER INFORMATION
          Items 1 to 5
          None

          Item 6 Exhibits and Reports on Form 8-K
                                                        Filed Herewith
                                                        (page #) or
                                                        Incorporated
          (a)                                           by Reference
          Exhibits                                      to:

          11      (a)(23)      Computation of Earnings
                               per Share                   E-1

           (b) Reports on Form 8-K

             The Company filed a Form 8-K dated February 19, 1997 reporting recent financial results in conjunction with the filing of an amended registration statement on Form S-3 as of the same date.

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

                                        POMEROY COMPUTER RESOURCES, INC.
                                        ________________________________
                                                    (Registrant)

            Date: May 20, 1997          By: /s/ Edwin S. Weinstein
                                        ________________________________
                                        Edwin S. Weinstein,
                                        Vice President of Finance and
                                        Principal Financial and
                                        Accounting Officer