Form 10-Q
period 1997-07-05
POMEROY COMPUTER RESOURCES INC
filed 1997-08-12
CIK 883979

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549
                                      FORM 10-Q

          (Mark One)
          (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended July 5, 1997

                                         OR

          ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to

          Commission file number 0-20022

                          POMEROY COMPUTER RESOURCES, INC.
                          ________________________________
               (Exact name of registrant as specified in its charter)

         DELAWARE                                      31-1227808
         ________                                      __________
         (State or jurisdiction of incorporation      (I.R.S. Employer
            or organization)                          Identification No.)

                       1020 Petersburg Road  Hebron, KY 41048
                       ______________________________________
                      (Address of principal executive offices)

                                   (606) 586-0600
                                   ______________
                (Registrant's telephone number, including area code)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

          YES ___X___NO___
          The number of shares of common stock outstanding as of July 31, 1997 was 7,519,958.

                          POMEROY COMPUTER RESOURCES, INC.
                                  TABLE OF CONTENTS
          Part I.     Financial Information
                      Item 1.           Financial Statements:        Page
                                                                     ____

                                        Consolidated Balance          3
                                        Sheets as of January 5,
                                        1997 and July 5, 1997

                                        Consolidated Statements of    4
                                        Income for the Quarters
                                        Ended July 5, 1996 and
                                        1997

                                        Consolidated Statements of    5
                                        Income for the Six Months
                                        Ended July 5, 1996 and
                                        1997

                                        Consolidated Statements of    6
                                        Cash Flows for the Six
                                        Months Ended July 5, 1996
                                        and 1997

                                        Notes to Consolidated         7
                                        Financial Statements

                      Item 2.           Management's Discussion       9
                                        and Analysis of Financial
                                        Condition and Results of
                                        Operations

          Part II.    Other Information                               12

          SIGNATURE                                                   15

                        POMEROY COMPUTER RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 ( In thousands)

                                                            January 5,  July 5,
                                                    1997       1997
       ASSETS                                     __________  __________
       Current assets:
          Cash                                    $   6,809   $      95
          Accounts and note receivable, less
          allowance of $509 and $639 at January
          5 and July 5, 1997, respectively           68,094      81,921
          Inventories                                23,426      32,445
          Other                                         739         735
                                                  __________  __________
                  Total current assets               99,068    115,196
                                                  __________  __________

       Equipment and leasehold improvements          13,076      14,741
       Less accumulated depreciation                  3,864       5,308
                                                  __________  __________
         Net equipment and leasehold improvements     9,212       9,433

       Other assets                                  13,100      14,833
                                                  __________  __________
                 Total assets                     $ 121,380   $ 139,462
                                                  ==========  ==========

       LIABILITIES AND EQUITY
       Current liabilities:
          Notes payable                           $     907   $   1,150
          Accounts payable                           40,343      36,424
          Bank notes payable                         24,146      12,314
          Other current liabilities                   6,469      10,117
                                                  __________  __________
                 Total current liabilities           71,865      60,005

       Notes payable                                  2,189       1,978
       Deferred income taxes                            733         507

       Equity:
          Preferred stock ( no shares
           issued or outstanding)
          Common stock ( 6,469 and 7,508 shares
           issued and outstanding at January 5
           and July 5, 1997, respectively)               65          75
          Paid-in capital                            34,402      57,844
          Retained earnings                          12,330      19,257
                                                  __________  __________
                                                     46,797      77,176

          Less treasury stock, at cost
           (21 shares at January 5
           and July 5, 1997, respectively)              204         204
                                                  __________  __________
                 Total equity                        46,593      76,972
                                                  __________  __________
                 Total liabilities and equity     $ 121,380   $ 139,462
                                                  ==========  ==========

                       See notes to consolidated financial statements.

                              POMEROY COMPUTER RESOURCES, INC.

                             CONSOLIDATED STATEMENTS OF INCOME
                         ( In thousands, except per share amounts )
                                                       Quarter Ended
                                                  _____________________
                                                    July 5,     July 5,
                                                     1996        1997
                                                  __________  __________
          Net sales and revenues                  $  77,836   $ 118,218
          Cost of sales and service                  64,990      99,083
                                                  __________  __________
                    Gross profit                     12,846      19,135
                                                  __________  __________
          Operating expenses:
             Selling, general and administrative      8,144      11,297
             Rent expense                               340         446
             Depreciation                               442         700
             Amortization                               171         223
                                                  __________  __________
                    Total operating expenses          9,097      12,666
                                                  __________  __________

          Income from operations                      3,749       6,469

          Interest expense                              659          99
          Other expense (income)                        (24)        169
          Income before income tax                    3,114       6,201

          Income tax expense                          1,261       2,232
                                                  __________  __________
          Net income                              $   1,853       3,969
                                                  ==========  ==========

          Weighted average shares outstanding:
               Primary                                4,346       7,679
               Fully diluted                          4,354       7,687

          Net income per common share:
               Primary                            $    0.43   $    0.52
               Fully diluted                      $    0.43   $    0.52

                              See notes to consolidated financial statements.

                              POMEROY COMPUTER RESOURCES, INC.

                             CONSOLIDATED STATEMENTS OF INCOME
                         ( In thousands, except per share amounts )
                                                     Six Months Ended
                                                  _____________________
                                                    July 5,     July 5,
                                                     1996        1997
                                                  __________  __________
          Net sales and revenues                  $ 141,060   $ 218,584
          Cost of sales and service                 118,614     182,545
                                                  __________  __________
                    Gross profit                     22,446      36,039
                                                  __________  __________

          Operating expenses:
             Selling, general and administrative     14,580      21,772
             Rent expense                               631         919
             Depreciation                               760       1,503
             Amortization                               269         435
                                                  __________  __________
                    Total operating expenses         16,240      24,629
                                                  __________  __________

          Income from operations                      6,206      11,410

          Interest expense                            1,094         466
          Litigation settlement and related costs     4,392           -
          Other expense (income)                       (117)        121
                                                  __________  __________
          Income before income tax                      837      10,823

          Income tax expense                            339       3,896
                                                  __________  __________
          Net income                              $     498   $   6,927
                                                  ==========  ==========

          Weighted average shares outstanding:
               Primary                                4,232       7,391
               Fully diluted                          4,242       7,395

          Net income per common share:
               Primary                            $    0.12   $    0.94
               Fully diluted                      $    0.12   $    0.94

                         See notes to consolidated financial statements.

                             POMEROY COMPUTER RESOURCES, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       ( In thousands )
                                                            Six Months Ended
                                                        ______________________
                                                          July 5       July 5,
                                                           1996         1997
                                                        __________  __________
          Net cash flows used in operating activities   $  (4,433)  $ (14,711)
                                                        __________  __________

          Cash flows used in investing activities:
             Capital expenditures                          (1,475)     (1,180)
             Acquisition of reseller                       (4,460)     (1,958)
                                                        __________  __________
          Net investing activities                         (5,935)     (3,138)
                                                        __________  __________

          Cash flows provided by (used in)
           financing activities:
             Net payments on bank note                     (2,943)    (11,832)
             Payments of notes payable                     (2,167)       (425)
             Net proceeds of stock offering                15,221      23,262
             Retirement of stock warrants                    (330)          0
             Proceeds from exercise of stock options          213         130
                                                        __________  __________
          Net financing activities                          9,994      11,135
                                                        __________  __________

          Decrease in cash                                   (374)     (6,714)

          Cash:
             Beginning of period                              596       6,809
                                                        __________  __________
             End of period                              $     222   $      95

                          See notes to consolidated financial statements.

                          POMEROY COMPUTER RESOURCES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1.Basis of Presentation

            The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the six-month period ended July 5, 1997 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 1998.

          2.Borrowing Arrangements
            The Company's $25.0 million bank revolving credit agreement ( "Credit Facility" ) expired on April 30, 1997 and was replaced by a temporary $10 million note with interest at 1.0 percentage point below the bank's prime rate. At July 5, 1997, the outstanding balance, which included $6.3 million of overdrafts, was $12.3 million at an interest rate of 7.5%. The overdrafts were subsequently funded through the normal course of business. The Company expects to complete negotiations for an amendment of the Credit Facility during the third quarter of fiscal 1997. The amended Credit Facility will permit the Company to borrow up to $15.0 million and will expire one year from its effective date. The amended Credit Facility will carry a variable interest rate based on (i) Star Bank's prime rate less an incentive pricing spread (the Incentive Pricing Spread ) based on certain financial ratios of the Company or
            (ii) LIBOR plus the Incentive Pricing Spread, at the Company's election. The Incentive Pricing Spread will be adjusted quarterly. The amended Credit Facility will be collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the amended Credit Facility, the Company will be subject to various financial covenants.

          3.Supplemental Cash Flow Disclosures

            Supplemental disclosures with respect to cash flow information and non-cash investing and financing
            activities are as follows:
                (In thousands)                              Six Months Ended
                                                        ______________________
                                                          July 5       July 5,
                                                           1996         1997
                                                        __________  __________
                Interest paid                           $   1,051   $     579
                                                        ==========  ==========
                Income taxes paid                       $     589   $   1,494
                                                        ==========  ==========
                Business combination accounted for
                as  purchase:
                         Assets acquired                $  14,830   $   3,746
                         Liabilities assumed               (6,395)     (1,246)
                         Note payable                      (2,700)       (542)
                         Stock issued                      (1,275)          -
                                                        __________  __________
                         Net cash paid                  $   4,460   $   1,958
                                                        ==========  ==========

                Note  issued  and  accrued
                liabilities for litigation
                settlement                              $   1,650
                                                        ==========

          4.Stockholders' Equity

            On February 28, 1997, the Company completed a secondary public offering of 1.02 million shares of its common stock. The net proceeds of $23.3 million were used to reduce amounts outstanding under the Company's line of credit. If this secondary offering had been completed as of January 6, 1997, pro forma primary and fully diluted earnings per share would have been $0.92 for the first half of fiscal 1997. This computation assumes no interest expense related to the credit line and the issuance of only a sufficient number of shares to eliminate the credit line at the beginning of fiscal 1997.

          5.Income Taxes

            The Company's effective tax rate was 36.0% in the second quarter and first half of 1997 compared to 40.5% in the second quarter and first half of 1996. This decrease was attributable to state tax credits earned as a result of the move to the new headquarters and distribution center in fiscal 1996.

          6. Acquisition

            On June 26, 1997, the Company acquired substantially all of the assets and assumed certain of the liabilities of Magic Box, Inc. ( "Magic Box" ), a privately held network integrator located in Miami, Florida. The purchase price consisted of $2.0 million in cash, $1.2 million of assumed liabilities and $0.5 million of subordinated notes. Interest on the subordinated notes, which is calculated at the prime rate as of the date of closing, is payable quarterly and principal is payable in two equal annual installments. The acquisition was accounted for as a purchase, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the date of acquisition. The results of Magic Box's operations were included in the consolidated statement of income from the date of acquisition. Had Magic Box been acquired at the beginning of fiscal 1996, the pro-forma inclusion of its operating results would not have had a significant effect on the reported consolidated net income for the six months ended July 5, 1996 and 1997, respectively.

        7.New Accounting Pronouncement

            In February 1997, the Financial Accounting Standards Board ( "FASB" ) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ( "Statement 128" ). Statement 128
            supersedes  APB  Opinion  No.  15,  Earnings   Per  Share  and
            specifies  the   computation,   presentation  and   disclosure
            requirements for earnings per share (``EPS'') for entities with
            publicly  held  common   stock  or  potential   common  stock.
            Statement 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15,
            1997.  The   Company  has   determined  the   impact  of   the
            implementation of Statement 128 on its financial statements and related disclosures will not be material.

          8.Litigation
            There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

          9.Subsequent Event

            On July 24, 1997, the Company acquired certain assets and assumed certain liabilities of Micro Care, Inc. ( "Micro Care" ), a privately held systems integrator located in Indianapolis, Indiana. The purchase price consisted of $1.0 million in cash, a subordinated note for $0.8 million and 12,002 unregistered shares of the Company's common stock with an approximate value of $0.3 million. Interest on the subordinated note, which is calculated at the prime rate as of the date of closing, is payable quarterly and principal is payable in three equal annual installments. The acquisition will be accounted for as a purchase, accordingly the purchase price will be allocated to assets and liabilities based on their estimated value as of the date of acquisition. The results of Micro Care's operations will be included in the consolidated statement of income from the date of acquisition.

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

                          POMEROY COMPUTER RESOURCES, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          TOTAL NET SALES AND REVENUES. Total net sales and revenues increased $40.4 million, or 51.9%, to $118.2 million in the second quarter of 1997 from $77.8 million in the second quarter of 1996. This increase was attributable to acquisitions completed in 1996 and 1997, new regional offices, an increase in sales to existing and new customers. Excluding acquisitions completed in 1996 and 1997 and new regional offices, total net sales and revenues increased 32.0%. Sales of equipment and supplies increased $35.6 million, or 50.2%, to $106.6 million in the second quarter of 1997 from $71.0 million in the second quarter of 1996. Excluding acquisitions completed in 1996 and 1997 and new regional offices, sales of equipment and supplies increased 30.5%. Service revenues increased $4.8 million, or 70.6%, to $11.6 million in the second quarter of 1997 from $6.8 million in the second quarter of 1996. Excluding acquisitions completed in 1996 and 1997 and new regional offices, service revenues increased 48.6%.

          Total net sales and revenues increased $77.5 million, or 54.9%, to $218.6 million in the first half of 1997 from $141.1 million in the first half of 1996. On a comparable basis, as described above, total net sales and revenues increased 29.6%. Sales of equipment and supplies increased $68.6 million, or 53.4%, to $196.9 million in the first half of 1997 from $128.3 million in the first half of 1996. On a comparable basis, as described above, sales of equipment and supplies increased 27.8%. Service and other revenues increased $8.9 million, or 69.5%, to $21.7 million in the first half of 1997 from $12.8 million in the first half of 1996. On a comparable basis, as described above, service and other revenues increased 48.0%.

          GROSS MARGIN. Gross margin was 16.2 % in the second quarter of 1997 compared to 16.5% in the second quarter of 1996. This decrease in the second quarter of 1997 can be attributed to an increase in the percentage of equipment sales with lower-margin customers. This strategy was undertaken to generate additional service revenues and increase market share. Service revenues as a percentage of total net sales increased to 9.8% in the second quarter of 1997 compared to 8.8% in the second quarter of 1996. However, the increase in the higher-margin service revenues was not enough to offset the lower-margin equipment sales. It is not expected that this trend in decreasing gross margin will continue during the third and fourth quarters of fiscal 1997. Factors that could have an impact on this trend include the percentage of equipment sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

          Gross profit as a percentage of sales was 16.5% in the first half of 1997 compared to 15.9% in the first half of 1996. This increase is attributed to the increase in higher-margin service revenues, the increase in gross margin for services and the increase in the gross margin for equipment sales during the first quarter of 1997. The increase in gross margin for equipment sales in the first quarter of 1997 compared to the first quarter of 1996 resulted from better pricing through volume purchases with major manufacturers.

          OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues decreased to 9.9% and 10.4% for the second quarter and first half of 1997 from 10.9% and 10.8% in the second quarter and first half of 1996. This decrease is primarily attributable to a slowing in the rate of increase of expenses relative to the increase in total net sales and revenues. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 10.7% and 11.3% in the second quarter and first half of 1997 from 11.7% and 11.5% in the second quarter and first half of 1996 due to the slowing in the rate of increase of expenses relative to total net sales and revenues.

          INCOME FROM OPERATIONS. Income from operations increased $2.7 million, or 72.6%, to $6.5 million in the second quarter of 1997 from $3.7 million in the second quarter of 1996. The Company's operating margin increased to 5.5% in the second quarter of 1997 as compared to 4.8% in 1996 as the decrease in gross margin was more than offset by the decrease in operating expenses as a percent of total net sales and revenues.

          Income from operations increased $5.2 million, or 83.9%, to $11.4 million in the first half of 1997 from $6.2 million in the first half of 1996. Operating margin increased to 5.2% in the first half of 1997 as compared to 4.4% in 1996 due to the increase in gross margin and the decrease in operating expenses as a percent of net sales and revenues.

          INTEREST EXPENSE. Interest expense was $0.1 million and $0.5 million in the second quarter and first half of 1997 compared with $0.7 million and $1.1 million in the second quarter and first half of 1996. This decrease in the second quarter and first half of 1997 from the comparable periods in 1996 is due to lower average debt outstanding as the proceeds from the secondary public offering in February 1997 were used to pay outstanding balances.

          INCOME TAXES. The Company's effective tax rate was 36.0% in the second quarter and first half of 1997 compared to 40.5% in the second quarter and first half of 1996. This decrease was attributable to state tax credits earned as a result of the move to the new headquarters and distribution center in fiscal 1996. The Company has been approved for state tax credits of approximately $4.0 million over 10 years by the Kentucky Economic Development Finance Authority.

          NET INCOME. Net income increased $2.1 million, or 114.2%, to $4.0 million in the second quarter of 1997 from $1.9 million in the second quarter of 1996. This increase was a result of the factors described previously. Net income, excluding the impact of the Vanstar settlement, increased $3.8 million, or 122.7%, to $6.9 million in the first half of 1997 from $3.1 million in the first half of 1996. This increase was a result of the factors described previously.


                           LIQUIDITY AND CAPITAL RESOURCES

          Cash used in operating activities was $14.7 million in the first half of 1997. Cash used in investing activities included $2.0 million for an acquisition and $1.2 million for capital expenditures. Cash provided by financing activities included $23.3 million of net proceeds from a secondary stock offering of
          1.02 million shares less $11.8 million of net repayments on bank notes payable and $0.4 million of repayments on various notes payable.

          A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At July 5, 1997, these lines of credit totaled $37.0 million, including $12.0 million with IBM Credit Corporation ( "ICC" ) and $25.0 million with Deutsche Financial Services ( "DFS" ). Borrowings under the ICC floor plan arrangement are made on sixty day notes, with one-half of the note amount due in thirty days. Borrowings under the DFS floor plan arrangement are made on thirty day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. The average interest rate on the plans overall is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

          The Company's $25.0 million bank revolving credit agreement ( "Credit Facility" ) , which expired on April 30, 1997, was replaced by a temporary $10 million note with interest at 1.0 percentage point below the bank's prime rate. At July 5, 1997, the amount outstanding, which included $6.3 million of overdrafts in accounts at Star Bank, was $12.3 million at an interest rate of 7.5%. The overdrafts were subsequently funded through the normal course of business. The Company expects to complete its negotiations for an amendment of the Credit Facility during the third quarter of fiscal 1997. The amended Credit Facility will permit the Company to borrow up to $15.0 million and will expire one year from its effective date. The Company has elected to reduce the amended Credit Facility in order to eliminate the fees charged for unused portions of the credit line. The amended Credit Facility will carry a variable interest rate based on (i) Star Bank's prime rate less an incentive pricing spread (the "Incentive Pricing Spread" ) based on certain financial ratios of the Company or (ii) LIBOR plus the Incentive Pricing Spread, at the Company's election. The Incentive Pricing Spread will be adjusted quarterly. The amended Credit Facility will be collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the amended Credit Facility, the Company will be subject to various financial covenants.

          At the beginning of the third quarter of 1997, the Company hired a president for Pomeroy Computer Leasing Company, Inc. ( "PCL" ), a wholly-owned subsidiary of the Company, in an effort to increase its leasing business. Through PCL, the Company can directly provide its customers with leasing alternatives. Although the Company has not completed projections for PCL, management expects that the leasing operations of PCL will increase in the third and fourth quarters of 1997 over the relatively minimal levels of leasing activity to date. Increased leasing operations could impact one or more of total net sales and revenues, gross margin, operating income, net income, total debt and liquidity, depending on the amount of leasing activity and the types of leasing transactions. However, the impact of any increased leasing operations for the balance of 1997 is not expected to be material.

          The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company's capital requirements for the next 12 months.

                              PART II - OTHER INFORMATION
          Items 1 to 3 None
          Item 4. Submission of Matters to a Vote of Security Holders
                  ___________________________________________________

               On June 25, 1997 the Company held its annual meeting of stockholders for the following purposes:

                 1. To elect six directors;

                 2. To amend Article Fourth of the Certificate of
                   Incorporation of the Company to increase the number of authorized shares of common stock, $0.01 par value, from 10,000,000 to 15,000,000 and;

                 3. To approve an increase in the number of shares of
                   common stock reserved for issuance under the Company's 1992 Outside Directors' Stock Option Plan from 123,750 shares to 175,000 shares.

               The voting on the above matters by the stockholders was as follows:
                          Matter                For         Withheld
                          ______                ___         ________
               Election of Directors:
               ______________________
               David B. Pomeroy              6,901,015      25,349
               Edwin S. Weinstein            6,902,477      23,887
               Michael E. Rohrkemper         6,903,327      23,037
               James H. Smith                6,901,409      24,955
               David W. Rosenthal            6,902,527      23,837
               Kenneth R. Waters             6,902,762      23,602


                                                For         Withheld
                                                ___         ________
               Amend Article Fourth of the
               Certificate of
               Incorporation of the
               Company to increase the
               number of authorized shares
               of common stock, $0.01 par
               value, from 10,000,000 to
               15,000,000                    6,780,636      125,206

               Approve an increase in the
               number of shares of common
               stock reserved for issuance
               under the Company's 1992
               Outside Directors' Stock
               Option Plan from 123,750
               shares to 175,000 shares      6,160,026      745,604



          Item 5 None

          Item 6 Exhibits
                                                        Filed Herewith
                                                        (page #) or
                                                        Incorporated
          Exhibit                                       by Reference to:
          _______                                       ________________
          10(i)                Material Contracts
                    (a)(24)    Promissory Note dated    E-1 to E-2
                               April 30, 1997 by and
                               among Star Bank, N.A.,
                               the Company, Pomeroy
                               Computer Leasing
                               Company, Inc. and Xenas
                               Communications Corp.

                     (t)(1)    Asset Purchase           E-3 to E-63
                               Agreement among the
                               Company and Magic Box,
                               Inc. dated June 26,
                               1997

                     (t)(2)    Employment Agreement     E-64 to E-75
                               between the Company and
                               Israel Fintz, dated
                               June 26, 1997

                     (t)(3)    Incentive Deferred       E-76 to E-78
                               Compensation Agreement
                               between the Company and
                               Israel Fintz, dated
                               June 26, 1997

                     (t)(4)    Employment Agreement     E-79 to E-90
                               between the Company and
                               Allison Sokol, dated
                               June 26, 1997

                     (t)(5)    Incentive Deferred       E-91 to E-93
                               Compensation Agreement
                               between the Company and
                               Allison Sokol, dated
                               June 26, 1997

                     (t)(6) Power of Attorney given E-94 to E-96 to the Company by Magic
                               Box, Inc. for the
                               collection of Accounts
                               Receivable, dated June
                               26, 1997

                     (t)(7)    Agreement for the        E-97 to E-100
                               Assumption of
                               Liabilities between the
                               Company and Magic Box,
                               Inc.

                     (t)(8) Subordination Agreement E-101 to E-118 by and among the
                               Company, Magic Box,
                               Inc. and Star Bank,
                               N.A., dated June 26,
                               1997

                     (t)(9) Subordinated Promissory E-119 to E-123 Note between the
                               Company and Israel
                               Fintz, dated June 26,
                               1997

                    (t)(10) Subordinated Promissory E-124 to E-128 Note between the
                               Company and Allison
                               Sokol, dated June 26,
                               1997

                    (t)(11) Subordinated Promissory E-129 to E-133 Note between the
                               Company and Marvin
                               Rosen, dated June 26,
                               1997

                    (t)(12) Subordinated Promissory E-134 to E-138 Note between the
                               Company and M. Ronald
                               Krongold, dated June
                               26, 1997

                    (t)(13)    General Bill of Sale     E-139 to E-141
                               between the Company and
                               Magic Box, Inc., dated
                               June 26, 1997

                    (t)(14)    Non Compete Agreement    E-142 to E146
                               between the Company and
                               Israel Fintz, dated
                               June 26, 1997

                    (t)(15)    Non Compete Agreement    E-147 to E-151
                               between the Company and
                               Allison Sokol, dated
                               June 26, 1997

                    (t)(16)    Non Compete Agreement    E-152 to E-155
                               between the Company and
                               Marvin Rosen, dated
                               June 26, 1997
                    (t)(17)    Non Compete Agreement    E-156 to E-159
                               between the Company and
                               M. Ronald Krongold,
                               dated June 26, 1997

                    (t)(18)    Non Compete Agreement    E-160 to E-164
                               between the Company and
                               Magic Box, Inc., dated
                               June 26, 1997

                     (v)(1)    Promissory Note dated    E-165 to E-169
                               May 30, 1997 by and
                               among Star Bank, N.A.,
                               the Company and Pomeroy
                               Computer Leasing
                               Company, Inc.

          10(iii)    (c)(1)    Employment Agreement     E-170 to E-194
                               between the Company and
                               Victor Eilau dated July
                               6, 1997

                     (c)(2) Performance Share Right E-195 to E-202 Agreement between the
                               Company and Victor
                               Eilau dated July 6,
                               1997

          11                   Computation of Per
                               Share Earnings

          27                   Financial Data Schedule

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




            Date: August 11, 1997       By: /s/ Edwin S. Weinstein
                                        __________________________
                                        Edwin S. Weinstein,
                                        Vice President of Finance and
                                        Principal Financial and
                                        Accounting Officer