Form 10-Q
period 1997-10-05
POMEROY COMPUTER RESOURCES INC
filed 1997-11-10
CIK 883979

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549
                                      FORM 10-Q

          (Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 5, 1997

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

          YES ___X___NO___

          The number of shares of common stock outstanding as of November 7, 1997 was 11,363,758.

                          POMEROY COMPUTER RESOURCES, INC.
                                  TABLE OF CONTENTS
          Part I.     Financial Information
                      Item 1.           Financial Statements:        Page
                                                                     ____
                                        Consolidated Balance          3
                                        Sheets as of January 5,
                                        1997 and October 5, 1997

                                        Consolidated Statements of    4
                                        Income for the Quarters
                                        Ended October 5, 1996 and
                                        1997

                                        Consolidated Statements of    5
                                        Income for the Nine Months
                                        Ended October 5, 1996 and
                                        1997

                                        Consolidated Statements of    6
                                        Cash Flows for the Nine
                                        Months Ended October 5,
                                        1996 and 1997

                                        Notes to Consolidated         7
                                        Financial Statements

                      Item 2.           Management's Discussion      10
                                        and Analysis of Financial
                                        Condition and Results of
                                        Operations

          Part II.    Other Information                               13

          SIGNATURE                                                   15

                            POMEROY COMPUTER RESOURCES, INC.
                              CONSOLIDATED BALANCE SHEETS
                                      ( In thousands)
                                                       January 5,  October 5,
                                                         1997         1997
                                                      __________  _________
       ASSETS
       Current assets:
          Cash                                        $   6,809   $     54

          Accounts and note receivable,
          less allowance of $509 and $719 at January
          5 and October 5, 1997, respectively            68,094      89,881
          Inventories                                    23,426      42,560
          Other                                             739       1,065
                                                      _________   _________
                 Total current assets                    99,068     133,560
                                                      _________   _________

       Equipment and leasehold improvements              13,076      16,052
       Less accumulated depreciation                      3,864       6,018
                                                      _________   _________
             Net equipment and leasehold improvements     9,212      10,034

       Other assets                                      13,100      16,294
                                                      _________   _________
                 Total assets                         $ 121,380   $ 159,888
                                                      =========   =========

       LIABILITIES AND EQUITY

       Current liabilities:
          Notes payable                               $     907   $   1,417
          Accounts payable                               40,343      42,337
          Bank notes payable                             24,146      21,077
          Other current liabilities                       6,469      10,203
                                                      _________   _________
                 Total current liabilities               71,865      75,034

       Notes payable                                      2,189       2,446
       Deferred income taxes                                733         384

       Equity:
          Preferred stock ( no shares
          issued or outstanding)
          Common stock ( 9,692 and 11,322 shares
          issued and outstanding at January 5
          and October 5, 1997, respectively)                 65         113
          Paid-in capital                                34,402      58,318
          Retained earnings                              12,330      23,797
                                                      _________   _________
                                                         46,797      82,228

          Less treasury stock, at cost
          (21 shares at January 5
          and October 5, 1997, respectively)                204         204
                                                      _________   _________
                 Total equity                            46,593      82,024
                                                      _________   _________
                 Total liabilities and equity         $ 121,380   $ 159,888
                                                      =========   =========

                       See notes to consolidated financial statements.

                             POMEROY COMPUTER RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                         ( In thousands, except per share amounts )
                                                       Quarter Ended
                                                  _________________________
                                                  October 5,     October 5,
                                                     1996           1997
                                                  __________     __________
          Net sales and revenues                  $   92,975     $  130,729
          Cost of sales and service                   78,308        109,196
                                                  __________     __________
                    Gross profit                      14,667         21,533
                                                  __________     __________
          Operating expenses:
             Selling, general and administrative       8,717         12,841
             Rent expense                                385            486
             Depreciation                                518            702
             Amortization                                156            271
                                                  __________     __________
                    Total operating expenses           9,776         14,300
                                                  __________     __________

          Income from operations                       4,891          7,233

          Interest expense                               500            182
          Other expense (income)                         (16)           (42)
          Income before income tax                     4,407          7,093

          Income tax expense                           1,788          2,553
                                                  __________     __________
          Net income                              $    2,619     $    4,540
                                                  ==========     ==========

          Weighted average shares outstanding:
               Primary                                 9,712         11,617
               Fully diluted                           9,825         11,702

          Net income per common share:
               Primary                            $     0.27     $     0.39
               Fully diluted                      $     0.27     $     0.39

                              See notes to consolidated financial statements.

                              POMEROY COMPUTER RESOURCES, INC.

                              CONSOLIDATED STATEMENTS OF INCOME
                          ( In thousands, except per share amounts )
                                                        Nine Months Ended
                                                   October 5,     October 5,
                                                     1996           1997
                                                  __________     __________
          Net sales and revenues                  $  234,035     $  349,313
          Cost of sales and service                  196,922        291,741
                                                  __________     __________
                    Gross profit                      37,113         57,572
                                                  __________     __________

          Operating expenses:
             Selling, general and administrative      23,297         34,613
             Rent expense                              1,016          1,405
             Depreciation                              1,278          2,205
             Amortization                                425            706
                                                  __________     __________
                    Total operating expenses          26,016         38,929
                                                  __________     __________

          Income from operations                      11,097         18,643

          Interest expense                             1,594            648
          Litigation settlement and related costs      4,392              -
          Other expense (income)                        (133)            79
                                                  __________     __________
          Income before income tax                     5,244         17,916

          Income tax expense                           2,127          6,449
                                                  __________     __________
          Net income                              $    3,117     $   11,467
                                                  ==========     ==========

          Weighted average shares outstanding:
               Primary                                 7,477         11,266
               Fully diluted                           7,629         11,382

          Net income per common share:
               Primary                            $     0.42     $     1.02
               Fully diluted                      $     0.41     $     1.01

                              See notes to consolidated financial statements.

                        POMEROY COMPUTER RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ( In thousands )
                                                          Nine Months Ended
                                                      October 5,     October 5,
                                                         1996           1997
                                                      __________     __________
          Net cash flows used in operating activities $  (4,849)     $ (21,995)
                                                      __________     __________
          Cash flows used in investing activities:
             Capital expenditures                        (1,788)        (1,790)
             Acquisition of resellers                    (4,528)        (2,990)
                                                      __________     __________
          Net investing activities                       (6,316)        (4,780)
                                                      __________     __________

          Cash flows provided by (used in)
           financing activities:
             Net payments on bank note                   (1,146)        (3,070)
             Payments of notes payable                   (3,982)          (492)
             Net proceeds of stock offering              17,924         23,262
             Retirement of stock warrants                  (330)             0
             Proceeds from exercise of stock options      1,271            320
                                                      __________     __________
          Net financing activities                       13,737         20,020
                                                      __________     __________

          Increase (decrease) in cash                     2,572         (6,755)

          Cash:
             Beginning of period                            596          6,809
                                                      __________     __________
             End of period                            $   3,168      $      54

                        See notes to consolidated financial statements.

                          POMEROY COMPUTER RESOURCES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1.Basis of Presentation

            The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the nine-month period ended October 5, 1997 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 1998.

          2.Borrowing Arrangements

            The Company's $25.0 million bank revolving credit agreement (" Credit Facility " ) expired on April 30, 1997 and was replaced by an amended Credit Facility permitting the Company to borrow up to $15.0 million, expiring on June 30,1998. The amended Credit Facility carries a variable interest rate based on (i) Star Bank's prime rate less an incentive pricing spread (the " Incentive Pricing Spread ") based on certain financial ratios of the Company or (ii) LIBOR plus the Incentive Pricing Spread, at the Company's election. The Incentive Pricing Spread will be adjusted quarterly. The amended Credit Facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the amended Credit Facility, the Company will be subject to various financial covenants. At October 5, 1997, the outstanding balance, which included $12.8 million of overdrafts on the Company's books in accounts at Star Bank, was $21.1 million at an interest rate of 7.5%. The overdrafts were subsequently funded through the normal course of business.

          3.Supplemental Cash Flow Disclosures

            Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

                (In thousands)                      Nine Months Ended
                                                _________________________
                                                October 5,     October 5,
                                                   1996           1997
                                                ___________    __________
                Interest paid                   $    1,565     $     721
                                                ===========    ==========
                Income taxes paid               $      688     $   5,023
                                                ===========    ==========

                Business combination accounted
                for as  purchase:
                Assets aquired                  $   14,830     $   5,901
                Liabilities assumed                 (6,395)       (1,246)
                Note payable                        (2,700)       (1,343)
                Stock issued                        (1,275)         (322)
                                                ___________    __________
                Net cash paid                   $    4,460     $   2,990
                                                ===========    ==========

                Note  issued  and  accrued
                liabilities for litigation
                settlement                      $    1,650           -
                                                ==========     ==========

          4.Stockholders' Equity

            On February 28, 1997, the Company completed a secondary public offering of 1.02 million shares of its common stock. The net proceeds of $23.3 million were used to reduce amounts outstanding under the Company's line of credit. If this secondary offering had been completed as of January 6, 1997, pro forma primary and fully diluted earnings per share would have been $1.01 and $1.00 , respectively, for the first nine months of fiscal 1997. This computation assumes no interest expense related to the credit line and the issuance of only a sufficient number of shares to eliminate the credit line at the beginning of fiscal 1997.

            On September 8, 1997, the Company's Board of Directors authorized a three-for-two stock split in the form of a stock dividend payable October 6, 1997, to shareholders of record September 22, 1997. The split resulted in the issuance of 3,767,056 new shares of Common Stock. The stated par value of each share was not changed from $0.01. A total of $38 thousand was reclassified from the Company's additional paid in capital account to the Company's common stock account. Accordingly, net income per common share, weighted average shares outstanding and stock option plan information have been restated to reflect the stock split.

          5.Income Taxes

            The Company's effective tax rate was 36.0% in the third quarter and first nine months of 1997 compared to 40.6% in the third quarter and first nine months of 1996. This decrease was attributable to state tax credits earned as a result of the move to the new headquarters and distribution center in fiscal 1996.

          6.Acquisition

            On June 26, 1997, the Company acquired substantially all of the assets and assumed certain of the liabilities of Magic Box, Inc. ( "Magic Box" ), a privately held network integrator located in Miami, Florida. On July 24, 1997, the Company acquired certain assets and assumed certain liabilities of Micro Care, Inc. ( "Micro Care" ), a privately held systems integrator located in Indianapolis, Indiana. The purchase price of the two acquisitions consisted of $3.0 million in cash, $1.2 million of assumed liabilities and $1.3 million of subordinated notes. The Micro Care acquisition included 12,002 unregistered shares of the Company's common stock with an approximate value of $0.3 million. Interest on the subordinated notes, which is calculated at the prime rate as of the dates of closing, is payable quarterly and principal is payable in two equal annual installments for Magic Box and three equal annual installments for Micro Care.

            These acquisitions were accounted for as purchases, accordingly the purchase price was allocated to assets and liabilities based on their estimated values as of the dates of acquisition. The results of Magic Box's and Micro Care's operations were included in the consolidated statement of income from the dates of acquisition. Had Magic Box and Micro Care been acquired at the beginning of fiscal 1996, the pro-forma inclusion of their operating results would not have had a significant effect on the reported consolidated net income
            for  the  nine  months   ended  October  5,  1996   and  1997,
            respectively.

          7.New Accounting Pronouncement

            In February 1997, the Financial Accounting Standards Board ( "FASB" ) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ( "Statement 128" ). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation and disclosure requirements for earnings per share ( "EPS") for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has determined the impact of the implementation of Statement 128 on its financial statements and related disclosures will not be material.

          8. Litigation

            There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

          9.Subsequent Event

            On October 20, 1997, a wholly owned subsidiary of the Company acquired all the assets and liabilities of The Computer Store Inc., a Columbia, S.C.-based network integrator. The purchase price consisted of $0.7 million in cash, and 24,851 unregistered shares of the Company's common stock with an approximate value of $0.7 million. The acquisition will be accounted for as a purchase, accordingly the purchase price will be allocated to the assets and liabilities based on their estimated value as of the date of acquisition. The results of The Computer Store's operations will be included in the consolidated statement of income from the date of acquisition.

            During the third quarter of 1997 the Company changed the name of its wholly owned subsidiary from Pomeroy Computer Leasing Company, Inc. to Technology Integration Financial Services, Inc. ( "TIFS" ). On November 5, 1997, TIFS executed a $20.0 million collateral based recourse loan facility ( "Resource Facility" ) with The Fifth Third Bank of Northern Kentucky, Inc. ( "Fifth Third" ) The loan, which is guaranteed by the Company, will be used to fund all lease transactions financed on a recourse basis and will expire on October 1,1998. The Recourse Facility will carry a variable interest rate based on
            (I) Fifth Third's prime rate less an incentive pricing spread (the "Incentive Pricing Spread" ) or (ii) Treasury notes plus the Incentive Pricing Spread, at the Company's election.

            Special Cautionary Notice Regarding Forward-Looking Statements
            ______________________________________________________________

            Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward looking statements regarding future financial results of the Company. The words "expect" , "estimate" , "anticipate" , "predict" , and similar expressions are intended to identify forward looking statements. Such statements are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this document including, without limitation, those statements made in conjunction with the forward-looking statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations". All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.




                          POMEROY COMPUTER RESOURCES, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          TOTAL NET SALES AND REVENUES. Total net sales and revenues increased $37.7 million, or 40.5%, to $130.7 million in the third quarter of 1997 from $93.0 million in the third quarter of 1996. This increase was attributable to acquisitions completed in 1996 and 1997 and an increase in sales to existing and new customers. Excluding acquisitions completed in 1996 and 1997, total net sales and revenues increased 31.1%. Sales of equipment and supplies increased $31.0 million, or 36.1%, to $116.8 million in the third quarter of 1997 from $85.8 million in the third quarter of 1996. Excluding acquisitions completed in 1996 and 1997, sales of equipment and supplies increased 27.5%. Service revenues increased $6.8 million, or 94.4%, to $14.0 million in the third quarter of 1997 from $7.2 million in the third quarter of 1996. Excluding acquisitions completed in 1996 and 1997, service revenues increased 73.3%.

          Total net sales and revenues increased $115.3 million, or 49.3%, to $349.3 million in the first nine months of 1997 from $234.0 million in the first nine months of 1996. On a comparable basis, as described above, total net sales and revenues increased 35.9%. Sales of equipment and supplies increased $99.5 million, or 46.5%, to $313.6 million in the first nine months of 1997 from $214.1 million in the first nine months of 1996. On a comparable basis, as described above, sales of equipment and supplies increased 33.5%. Service and other revenues increased $15.8 million, or 79.4%, to $35.7 million in the first nine months of 1997 from $19.9 million in the first nine months of 1996. On a comparable basis, as described above, service and other revenues increased 59.9%.

          GROSS MARGIN. Gross margin was 16.5 % in the third quarter of 1997 compared to 15.8% in the third quarter of 1996. This increase in the third quarter of 1997 is primarily attributable to an increase in the percentage of service revenues as a percentage of total net sales. Service revenues increased to 10.7% of total net sales in the third quarter of 1997 compared to 7.7% of total net sales in the third quarter of 1996. Factors that may have an impact on this trend in the future include the percentage of equipment sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

          Gross profit as a percentage of sales was 16.5% in the first nine months of 1997 compared to 15.9% in the first nine months of 1996. This increase is attributed to the increase in the volume of higher-margin service revenues, which more than offsets the decrease in hardware gross margins and the growth in equipment sales.

          OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 10.2% for the third quarter of 1997 from 9.8% in the third quarter of 1996. This increase is primarily attributable to hiring technical staff as part of the overall strategy of the Company to increase service revenues. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues decreased to 10.3% in the first nine months of 1997 as compared to 10.4% in the first nine months of 1996. Total operating expenses expressed as a percentage of total net sales and revenues increased to 10.9% in the third quarter 1997 from 10.5% in the third quarter of 1996 due to the reasons noted above. Total operating expenses for the first nine months of 1997 and 1996 remained the same at 11.1% as a percentage to total net sales and revenues.

          INCOME FROM OPERATIONS. Income from operations increased $2.3 million, or 46.9%, to $7.2 million in the third quarter of 1997 from $4.9 million in the third quarter of 1996. The Company's operating margin increased to 5.5% in the third quarter of 1997 as compared to 5.3% in 1996 as the increase in gross margin more than offset the increase in operating expenses as a percent of total net sales and revenues.

          Income from operations increased $7.5 million, or 67.6%, to $18.6 million in the first nine months of 1997 from $11.1 million in the first nine months of 1996. Operating margin increased to 5.3% in the first nine months of 1997 as compared to 4.7% in 1996 due to the increase in gross margin and the stable operating expenses as a percent of net sales and revenues.

          INTEREST EXPENSE.  Interest expense  was  $0.2 million  and  $0.6 million in the third quarter and first nine months of 1997 compared with $0.5 million and $1.6 million in the third quarter and first nine months of 1996. This decrease in the third quarter and first nine months of 1997 from the comparable periods in 1996 is due to lower average debt outstanding as the proceeds from the secondary public offering in February 1997 were used to pay outstanding balances.

          INCOME TAXES. The Company's effective tax rate was 36.0% in the third quarter and first nine months of 1997 compared to 40.6% in the third quarter and first nine months of 1996. This decrease was attributable to state tax credits earned as a result of the move to the new headquarters and distribution center in fiscal 1996. The Company has been approved for state tax credits of approximately $4.0 million over 10 years by the Kentucky Economic Development Finance Authority.

          NET INCOME. Net income increased $1.9 million, or 73.1%, to $4.5 million in the third quarter of 1997 from $2.6 million in the third quarter of 1996. This increase was a result of the factors described previously. Net income, excluding the impact of the Vanstar settlement in fiscal 1996, increased $5.8 million, or 101.8%, to $11.5 million in the first nine months of 1997 from $5.7 million in the first nine months of 1996. This increase was a result of the factors described previously.

                           LIQUIDITY AND CAPITAL RESOURCES

          Cash used in operating activities was $22.0 million in the first nine months of 1997. Cash used in investing activities included $3.0 million for acquisitions and $1.8 million for capital expenditures. Cash provided by financing activities included $23.3 million of net proceeds from a secondary stock offering of
          1.02 million shares less $3.1 million of net repayments on bank notes payable and $0.5 million of repayments on various notes payable.

          A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At October 5, 1997, these lines of credit totaled $47.0 million, including $12.0 million with IBM Credit Corporation ( "ICC" ) and $35.0 million with Deutsche Financial Services ( "DFS" ). ICC and DFS have increased the total line by $37.0 million on a temporary basis for the fourth quarter. Borrowings under the ICC floor plan arrangement are made on sixty day notes, with one-half of the note amount due in thirty days. Borrowings under the DFS floor plan arrangement are made on thirty day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. The average annual interest rate on the plans overall is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

          The Company's $25.0 million bank revolving credit agreement ( "Credit Facility" ), which expired on April 30, 1997, was replaced by a temporary $10 million note with interest at 1.0 percentage point below the bank's prime rate. During the third quarter an amended loan agreement, effective April 30, 1997, for $15 million was completed. At October 5, 1997, the amount outstanding, which included $12.8 million of overdrafts on the Company's books in accounts at Star Bank, was $21.1 million at an interest rate of 7.5%. The overdrafts were subsequently funded through the normal course of business. The amended Credit Facility permits the Company to borrow up to $15.0 million and will expire June 30, 1998. The Company elected to reduce the amended Credit Facility in order to eliminate the fees charged for unused portions of the credit line. The amended Credit Facility carries a variable interest rate based on (i) Star
          Bank's prime rate less an incentive pricing spread (the " Incentive Pricing Spread" ) based on certain financial ratios of the Company or (ii) LIBOR plus the Incentive Pricing Spread, at the Company's election. The Incentive Pricing Spread is adjusted quarterly. The amended Credit Facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the amended Credit Facility, the Company is subject to various financial covenants.

          At the beginning of the third quarter of 1997, the Company hired a president for Technology Integration Financial Services, Inc. ( "TIFS" ), a wholly-owned subsidiary of the Company (f/k/a Pomeroy Computer Leasing Company, Inc.), in an effort to increase its leasing business. Through TIFS, the Company can directly provide its customers with leasing alternatives. Management expects that the leasing operations of TIFS will increase in the fourth quarter of 1997 over the relatively minimal levels of leasing activity to date. Increased leasing operations could impact one or more of total net sales and revenues, gross margin, operating income, net income, total debt and liquidity, depending on the amount of leasing activity and the types of leasing transactions. However, the impact of any increased leasing operations for the balance of 1997 is not expected to be material. On November 5, 1997, TIFS executed a $20.0 million collateral based recourse loan facility ( "Recourse Facility" ) with The Fifth Third Bank of Northern Kentucky, Inc. ( "Fifth Third" ). The loan, which is guaranteed by the Company, will be used to fund all lease transactions financed on a recourse basis and will expire on October 1, 1998. . The Recourse Facility will carry a variable interest rate based on (i) Fifth Third's prime rate less an incentive pricing spread (the " Incentive Pricing Spread" ) or (ii) Treasury notes plus the Incentive Pricing Spread, at the Company's election.

          The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company's capital requirements for the next 12 months.

                                            OTHER

          The Company's single largest customer is Columbia/HCA Healthcare Corp. ( "CHCA" ). Sales to CHCA represented 13% and 12% of total net sales and revenues for the third quarter 1997 and fiscal 1996, respectively. Total sales to CHCA could decline as a result of the impact on CHCA of an on-going federal investigation. The significant growth that CHCA has experienced may not continue and it has been reported that CHCA is considering whether to sell some of its divisions or hospitals. CHCA has also issued a Request For Proposal ( "RFP" ) for the future provision of computer equipment. It is not known when CHCA will make an award under the RFP or who will be the provider of the equipment.

          The Company began addressing the Year 2000 Compliance issue in 1996. Working with our software technology providers, the Company believes that it has and will continue to identify the appropriate steps to be Year 2000 Compliant before the end of the millennium. In addition, the Company requires that all future software technology providers are taking adequate steps to be Year 2000 Compliant.

                              PART II - OTHER INFORMATION
                              PART II - OTHER INFORMATION
          Items 1 to 5 None

          Item 6(a) Exhibits
                                                        Filed Herewith
                                                        (page #) or
                                                        Incorporated
          Exhibit                                       by Reference to:
          _______                                       ________________
          10(i)                Material Contracts

                     (w)(1)    Non Compete Agreement    E-1 to E-4
                               between the Company and
                               Microcare Computer
                               Services, Inc., dated
                               July 24, 1997

                     (w)(2)    Non Compete Agreement    E-5 to E-8
                               between the Company and
                               Microcare, Inc., dated
                               July 24, 1997

                     (w)(3)    Assignment and           E-9 to E-
                               Assumption Agreement     10
                               between the Company,
                               and Microcare Computer
                               Services, Inc., and
                               Microcare Inc.,dated
                               July 24, 1997

                     (w)(4)    Assumtpion of            E-11 to E-
                               Liabilities Agreement    14
                               between the Company,
                               and Microcare Computer
                               Services, Inc., and
                               Microcare Inc.,dated
                               July 24, 1997

                     (w)(5)    Non Compete Agreement    E-15 to E-
                               between the Company,     17
                               and Robert L.
                               Versprille, dated July
                               24, 1997

                     (w)(6)    Consent for Use of       E-18
                               Similar Name by between
                               between the Company and
                               Microcare, Inc., dated
                               July 24, 1997

                     (w)(7)    Subordination Agreement  E-19 to E-
                               between the Company,     32
                               and Microcare Computer
                               Services, Inc., and
                               Star Bank, N.A., dated
                               July 24, 1997

                     (w)(8)    Subordinated Promissory  E-33 to E-
                               Note between the         35
                               Company and Microcare
                               Computer Services,
                               Inc., dated July 24,
                               1997

                     (w)(9)    Registration Rights      E-36 to E-
                               Agreement between the    38
                               Company and Microcare
                               Computer Services,
                               Inc., dated July 24,
                               1997

                    (w)(10)    General Bill of Sale     E-39 to E-
                               and Assignment between   40
                               the Company and
                               Microcare Computer
                               Services, Inc., dated
                               July 24, 1997

                    (w)(11)    General Bill of Sale     E-41 to E-
                               and Assignment between   42
                               the Company and
                               Microcare, Inc., dated
                               June 24, 1997

                    (w)(12)    Asset Purchase           E-43 to E-
                               Agreement between the    79
                               Company, and  Microcare
                               Computer Services,
                               Inc., Microcare Inc.,
                               and Robert L.
                               Versprille dated July
                               24, 1997

                    (w)(13)    Employeement Agreement   E-80 to E-
                               between the Company and  86
                               Robert L. Versprille,
                               dated July 24, 1997

          11                   Computation of Per       E-87
                               Share Earnings

          27                   Financial Data Schedule  E-88

          Item 6(a)  None

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

                                        POMEROY COMPUTER RESOURCES, INC.
                                        ________________________________
                                                    (Registrant)





            Date: November 10, 1997     By: /s/ Edwin S. Weinstein
                                        Edwin S. Weinstein,
                                        Vice President of Finance and
                                        Principal Financial and
                                        Accounting Officer