Form 10-K
period 1998-01-05
POMEROY COMPUTER RESOURCES INC
filed 1998-04-06
CIK 883979

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     Form 10-K
           (Mark One)
           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended January 5, 1998
                                         OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

          OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from                        to

                           Commission file number 0-20022

                          POMEROY COMPUTER RESOURCES, INC.
                          ________________________________
               (Exact name of registrant as specified in its charter)

           DELAWARE                                    31-1227808
           ________                                    __________
           (State or other jurisdiction                (I.R.S. Employer
           of incorporation or                         Identification No.)
           organization)

           1020 Petersburg Road, Hebron, Kentucky                    41048
           ______________________________________                    _____
           (Address of principal executive                       (Zip Code)
           offices)

           Registrant's telephone number, including area       (606)586-0600
           code                                                _____________


           Securities registered pursuant to Section 12(b) of the Act:


                Title of each class           Name of each exchange
                ___________________            on which registered
                        None                 ______________________
                                                       None

           Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, Par Value $.01
                            ____________________________
                                   Title of Class


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

           YES    X    NO

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           The aggregate market value of voting stock of the Registrant held by non affiliates was $200,508,000 as of March 30, 1998.

           The number of shares outstanding of the Registrant's common stock as of March 30, 1998 was 11,431,876.

                        DOCUMENTS INCORPORATED BY REFERENCE
                      Document             Part of Form 10-K Into Which
                      ________                      Portions of
                                           Documents are Incorporated
                                           ____________________________
           Definitive Proxy Statement                Part III
           for the 1998Annual Meeting of
           Stockholders to be Filed with
           the Securities and Exchange
           Commission prior to May 5,
           1998

                          POMEROY COMPUTER RESOURCES, INC.

                                     FORM 10-K

                             YEAR ENDED JANUARY 5, 1998

                                 TABLE OF CONTENTS

           PART I                                                Page
                                                                 ____
           Item 1.    Business                                        1
           Item 2.    Properties                                      5
           Item 3.    Legal Proceedings                               5
           Item 4.    Submission of Matters to a
                      Vote of Security Holders                        5

           PART II

           Item 5.    Market for the Registrant's
                      Common Stock and Related                        5
                      Stockholder Matters
           Item 6.    Selected Financial Data                         6
           Item 7.    Management's Discussion and
                      Analysis of Financial                           8
                      Condition and Results of
                      Operations
           Item 8.    Financial Statements and                       10
                      Supplementary Data
           Item 9.    Disagreements on Accounting
                      and Financial Disclosures                      10

           PART III
           Item 10.   Directors and Executive                        10
                      Officers of the Registrant
           Item 11.   Executive Compensation                         10
           Item 12.   Security Ownership of
                      Certain Beneficial Owners                      10
                      and Management
           Item 13.   Certain Relationships and                      10
                      Transactions

           PART IV
           Item 14.   Exhibits, Financial
                      Statement Schedules and                        11
                      Reports on Form 8-K

           SIGNATURE
                      Chief Executive Officer,
                      Chief Financial Officer and                    21
                      Chief Accounting Officer

                      Directors                                      21

           Independent Auditor's Report                             F-1

           Financial Statements                             F-2 to F-18
           Exhibits

          Special Cautionary Notice Regarding Forward-Looking Statements
          ______________________________________________________________

           Certain of the matters discussed under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this document and in documents incorporated herein by reference, including, without limitation, those statements made in conjunction with the forward-looking statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the factors discussed under "Business - Certain Business Factors." . All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.
                                      PART I
      ITEM 1. BUSINESS
           Pomeroy Computer Resources, Inc. (the "Company" ) is a Delaware Corporation organized in February 1992 to consolidate and reorganize predecessor companies. All of the predecessor companies were controlled by David B. Pomeroy, the Company's Chairman of the Board, President and Chief Executive Officer.

           The Company operates primarily in one industry segment -- sales and services of desktop computer products, configuration, network integration and technology support services to businesses nationwide -- and no separate industry segment information is presented.

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

           The Company's strategy for building shareholder value is to provide comprehensive solutions to improve the productivity of its clients' information systems. Key elements of the Company strategy are: (1) to leverage client relationships to continue expanding higher-margin services revenues, (2) to capitalize on the trend toward build-to-order/configure-to-order systems, and


           (3)  to  expand   offerings  and  geographic   coverage  through
           strategic acquisitions.

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

           The Company is a participant in the IBM channel assembly program. To date, this program has not been utilized in a significant portion of the Company's shipments , but the Company expects
           this program to be   utilized  in  a  larger  proportion  of its
           shipments  during fiscal 1998. The Company is in discussion with
           other   major  manufacturers  regarding  channel  assembly.  The
           objective of channel  assembly programs    is  to  achieve  cost
           savings through lower finished goods inventory, higher inventory
           turns  and  lower price  protection  requirements  and   passing
           such cost savings on to the customer, minimizing the direct marketers' pricing advantage. The Company believes that being
           able  to effectively    utilize its  vendors'  channel  assembly
           programs will play an important role in its competitiveness and future financial performance.

           The Company's sales are generated primarily by its 217 person direct sales and sales support personnel located in 20 regional offices in Kentucky, Iowa, Tennessee, Florida, Alabama, Indiana, Ohio, West Virginia, North Carolina and South Carolina. The Company's business strategy is to provide its customers with a complete package of advanced microcomputer products, high level services and support, including designing and installing systems, training system users, maintaining and repairing hardware and software and brokering used equipment. The Company believes that its ability to combine competitive pricing of microcomputer hardware and related products with higher margin sophisticated services and support allows it to compete effectively against a variety of alternative microcomputer distribution channels, including independent dealers, superstores, mail order and direct sales by manufacturers. With many businesses seeking assistance to optimize their information technology investments and control ongoing costs throughout the life cycle of technology systems, the Company is using its resources to assist customers in their decision-making, project implementation and equipment management.

           Most microcomputer products are sold pursuant to purchase orders. For larger procurements, the Company will enter into written contracts with customers. These contracts typically establish prices for certain equipment and services and require short delivery dates for equipment and services ordered by the customer. These contracts do not require the customer to purchase microcomputer products or services exclusively from the Company and may be terminated without cause upon 30 to 90 days' notice. Most contracts are for a term of 12 to 24 months and, in order to be renewed, may require submission of a new bid in response to the customer's request for proposal. As of January 5, 1998, the Company had been awarded contracts which it estimates will result in an aggregate of approximately $35.8 million of net sales and revenues after January 5, 1998. Of this amount, the Company estimates that $29.5 million of net sales and revenues will be generated during fiscal year 1998 and the remainder will be generated after the end of fiscal year 1998. As of January 5, 1997, the Company had been awarded contracts which it estimated would result in an aggregate of approximately $71.3 million of net sales and revenues after January 5, 1997. Of this amount, the Company estimated that $35.5 million of net sales and revenues will be generated during fiscal year 1997 and the remainder will be generated after the end of fiscal year 1997.The estimates of management could be materially less than stated as a result of factors which would cause one or more of these customers to order less product or services than is anticipated. Such factors include that the customer finds another supplier for the desired products at a lower price or on better terms, the internal business needs of the customer change causing the customer to require less or different products and services, or a significant change in technology or other industry conditions occurs which alters the customer's needs or timing of purchases. An estimate of the value of contracts awarded as of a comparable date in the preceding fiscal year is not available.

           For fiscal years 1995, 1996 and 1997, sales of microcomputers, peripheral products, supplies and software accounted for approximately 91.5%, 91.2% and 89.7%, respectively, of the consolidated net sales and revenues of the Company. The Company's revenues from its service and support activities have also grown over the last several years. For fiscal years 1995, 1996 and 1997, revenues from service and support activities were approximately $19.6 million, $29.6 million and $50.5 million, respectively, and accounted for approximately 8.5%, 8.8% and 10.3%, respectively, of the consolidated net sales and revenues of the Company.
           Competition
           The microcomputer products and services market is highly competitive. Distribution has evolved from manufacturers selling through direct sales forces to sales by manufacturers to aggregators (wholesalers), resellers and value-added resellers. Competition, in particular the pressure on pricing, has resulted in industry consolidation. In the future the Company may face fewer but larger and better financed competitors as a consequence of such consolidation. In response to continuing competitive pressures, including specific price pressure from the direct telemarketing and mail order distribution channels, the microcomputer distribution channel is currently undergoing segmentation into value-added resellers who emphasize advanced systems together with service and support for business networks, as compared to computer "superstores," who offer retail purchasers a relatively low cost, low service alternative and direct-mail suppliers which offer low cost and limited service. Certain superstores have expanded their marketing efforts to target segments of the Company's customer base, which could have a material adverse impact on the Company's operations and financial results.

           While price is an important competitive factor in the Company's business, the Company believes that its sales are principally dependent upon its service, technical expertise, reputation and experience. The Company's principal competitive strengths include: (i) quality assurance; (ii) service and technical support; (iii) lower pricing of products through alternative distribution sources; (iv) prompt delivery of products to customers; and (v) various financing alternatives.

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

                               CERTAIN BUSINESS FACTORS

           DEPENDENCE ON MAJOR CUSTOMERS

           During fiscal 1997, approximately 41.2% of the Company's total net sales and revenues were derived from its top 10 customers, including one customer which accounted for 12.3% of total net sales and revenues. This customer did not select the Company as its fiscal 1998 computer product supplier. The Company does not expect that this loss will have a near-term material impact on its financial condition or results of operations.

           RAPID GROWTH

           The Company has experienced rapid growth both internally and through acquisitions, and the Company intends to continue to pursue both types of growth opportunities as part of its business strategy. There can be no assurance that the Company will be successful in maintaining its rapid growth in the future. The Company expects that more of its future growth will result from acquisitions. In 1997, the Company completed several acquisitions and continues to evaluate expansion and acquisition opportunities that would complement its ongoing operations.
           There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will be profitable at the time of their acquisition or will achieve levels of profitability that justify the investment therein. Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on the Company's reported operating results, diversion of management's attention, dependence on retaining, hiring and training key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's operations and financial results.

           VENDOR REBATES AND VOLUME DISCOUNTS

           The Company's profitability has been favorably affected by its ability to obtain rebates and volume discounts from manufacturers and through aggregators and distributors. Any change in the level of rebates, volume discount schedules or other marketing programs offered by manufacturers that results in the reduction or elimination of rebates or discounts currently received by the Company could have a material adverse effect on the Company's operations and financial results. In particular, a reduction or elimination of rebates related to government and educational customers could adversely affect the Company's ability to serve those customers profitably.

           MANUFACTURER MARKET DEVELOPMENT FUNDS

           Several manufacturers offer market development funds, cooperative advertising and other promotional programs to computer resellers. These funds are accounted for as a reduction in selling, general and administrative expenses, thereby increasing net income. While such programs have been available to the Company in the past, there is no assurance that these programs will be continued. Any discontinuance or material reduction of these programs could have an adverse effect on the Company's operations and financial results.

           MANAGEMENT INFORMATION SYSTEM

           The Company relies upon the accuracy and proper utilization of its management information system to provide timely distribution services, manage its inventory and track its financial information. To manage its growth, the Company is continually evaluating the adequacy of its existing systems and procedures (including Year 2000 issues) and has recently implemented a new warehouse management system and continues to integrate additional functions. The Company anticipates that it will regularly need to make capital expenditures to upgrade and modify its management information system, including software and hardware, as the Company grows and the needs of its business change. There can be no assurance that the Company will anticipate all of the demands which its expanding operations will place on its management information system. The occurrence of a significant system failure or the Company's failure to expand or successfully implement its systems could have a material adverse effect on the Company's operations and financial results.

           DEPENDENCE ON TECHNICAL EMPLOYEES

           The success of the Company's services business, in particular its network and integration services, depends in large part upon the Company's ability to attract and retain highly skilled technical employees in competitive labor markets. There can be no assurance that the Company will be able to attract and retain sufficient numbers of skilled technical employees. The loss of a significant number of the Company's existing technical personnel or difficulty in hiring or retaining technical personnel in the future could have a material adverse effect on the Company's operations and financial results.

           INVENTORY MANAGEMENT

           The PC industry is characterized by rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence. While most of the inventory stocked by the Company is for specific customer orders, inventory devaluation or obsolescence could have a material adverse effect on the Company's operations and financial results. Current industry practice among manufacturers is to provide price protection intended to reduce the risk of inventory devaluation, although such policies are subject to change at any time and there can be no assurance that such price protection will be available to the Company in the future. Many manufacturers have announced plans to reduce the number of days for which they will provide price protection. Also, the Company currently has the option of returning inventory to certain manufacturers and distributors, subject to certain limitations. The amount of inventory that can be returned to manufacturers without a restocking fee varies under the Company's agreements and such return policies may provide only limited protection against excess inventory. There can be no assurance that new product developments will not have a material adverse effect on the value of the Company's inventory or that the Company will successfully manage its existing and future inventory. In addition, the Company stocks parts inventory for its services business. Parts inventory is more likely to experience a decrease in valuation as a result of technological change and obsolescence and there are no price protection practices offered by manufacturers with respect to parts.

           DEPENDENCE ON KEY PERSONNEL

           The success of the Company is dependent on the services of David
           B. Pomeroy,II, its Chairman of the Board, President and Chief Executive Officer and other key personnel. The Company maintains $1.0 million in key man life insurance insuring the life of Mr. Pomeroy. The loss of the services of Mr. Pomeroy or other key personnel could have a material adverse effect on the Company's business. The Company has entered into employment agreements with certain of its key personnel, including Mr. Pomeroy. The Company's success and plans for future growth will also depend on its ability to attract and retain highly skilled personnel in all areas of its business.

           Employees

           As of January 5, 1998 the Company had 1,287 full-time employees consisting of the following: 685 service and technical personnel including 180 systems engineers; 217 direct sales representatives and sales support personnel; 63 management personnel; and 322 administrative and distribution personnel. The Company has no collective bargaining agreements and believes its relations with its employees are good.

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

           Acquisitions

           Acquisitions have contributed significantly to the Company's growth. The Company believes that acquisitions are one method of increasing its presence in existing markets, expanding into new geographic markets, adding experienced service personnel, gaining new product offerings and services, obtaining more competitive pricing as a result of increased purchasing volumes of particular products and improving operating efficiencies through economies of scale. In recent years, there has been consolidation among providers of microcomputer products and services and the Company believes that this consolidation will continue, which, in turn, may present additional opportunities for the Company to grow through acquisitions. The Company continually seeks to identify and evaluate potential acquisition candidates. The Company is currently engaged in preliminary discussions with potential acquisition candidates. Although it has no binding commitments to acquire such candidates, management believes that the Company may acquire one or more of these candidates in the future.

           During fiscal 1997, the Company completed several acquisitions. The total consideration given consisted of $3.7 million in cash, subordinated notes of $1.3 million and 37 thousand unregistered shares of the Company's common stock with an approximate value of $1.0 million. Interest on the subordinated notes is payable quarterly. Principal is payable in equal annual installments.

      ITEM 2. Properties

           The Company's principal executive offices and distribution facility are located in Hebron, Kentucky, comprised of
           approximately  36,000  and   161,000  square   feet  of   space,
           respectively. These facilities are leased from Pomeroy Investments, LLC ( "Pomeroy Investments" ), a Kentucky limited liability company controlled by David B. Pomeroy, II, Chief Executive Officer of the Company, under a ten year triple-net lease agreement which expires in May 2006. The lease agreement provides for 2 five year renewal options. The Company expanded the distribution facility by 70,000 square feet in 1997 to include a new depot repair facility. Pomeroy Investments financed, purchased and owns the land and improvements necessary which accommodate the new depot repair facility. The Company leases the additional space from Pomeroy Investments at an annual lease rate no less favorable to the Company than can be obtained from unaffiliated third parties.

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

      ITEM 4. Submission of Matters to a Vote of Security Holders
              None
                                         PART II

      ITEM 5. Market for the  Registrant's Common Stock and  Related

              Stockholder Matters

           The following table sets forth, for the periods indicated, the high and low sales price for the Common Stock for the quarters indicated as reported on the NASDAQ National Market. The following prices have been adjusted to reflect the three-for-two stock splits in the form of a stock dividend effected on October 4, 1996 and October 6, 1997, respectively.


                                     1996                 1997
                              _________________   ____________________
                               High      Low       High      Low
              First quarter   $7.00     $5.33     $25.33    $12.1
              Second quarter  $7.56     $5.67     $19.17    $12.5
              Third quarter  $14.67     $6.11     $29.17    $16.6
              Fourth quarter $25.33    $13.58     $31.25    $14.0

           As of March 30, 1998, there were approximately 289 holders of record of the Company's common stock.
           Dividends
           _________

           The Company has not paid any cash dividends since its organization and the completion of its initial public offering. The Company has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends are precluded under the Company's current borrowing agreement.

                                                SELECTED FINANCIAL DATA
                                       (In Thousands Except Per Share Data
                                       For the Fiscal Years Ended January
                                 _____________________________________________
                                   1994    1995(1)    1996    1997(2)  1998(3)

Consolidated Statement of Income Data:
      Net sales and revenues     $112,178 $144,575  $230,710 $336,358 $491,448
      Cost of sales and service    94,151  120,901   197,174  281,753  410,063
                                 ________ ________  ________ ________ ________
          Gross profit             18,027   23,674   33,536    54,605   81,385
      Operating expenses:
      Selling, general and
      administrative               12,969   17,231   23,247    35,175   50,597
      Royalty expense                 605      -        -         -        -
      Depreciation and
      amortization                    400      886    1,004     2,561    3,940
                                 ________ ________  ________ ________ ________
        Total operating expenses   13,974   18,117   24,251    37,736   54,537
     Income from operations         4,053    5,557    9,285    16,869   26,848

      Other expense (income):
         Interest expense             850    1,031    1,999     2,170      974
         Litigation settlement
         and related costs            -        -        -       4,392      -
         Miscellaneous                (57)     (57)     (64)     (221)      54
                                 ________ ________  ________ ________ ________
            Total other expense       793      974    1,935     6,341    1,028

      Income before income taxes    3,260    4,583    7,350    10,528   25,820

      Income tax expense            1,360    1,856    2,983     4,296    9,507
                                 ________ ________  ________ ________ ________
      Net income                   $1,900   $2,727   $4,367    $6,232  $16,313

      Earnings per common
      share (diluted)(5)            $0.35    $0.50    $0.73     $0.77    $1.44

      Consolidated Balance Sheet Data:
      Working capital              $6,339   $6,556   $10,340  $27,203  $63,028
      Long-term debt, net
      of current maturities           -        167       100    2,189    1,434
      Equity                       10,594   13,130   19,200    46,593   88,777
      Total assets                 34,086   57,061   63,985   121,380  167,264





      (1) During fiscal 1994 the Company acquired the outstanding stock of Xenas Communications Corp.
      (2) In March 1996 and October 1996, the Company acquired the assets of TCSS and DILAN, respectively. See Note 12 of Notes to Consolidated Financial Statements.
      (3) In 1997 the Company acquired Magic Box, Micro Care and The Computer Store. See Note 12 of Notes to Consolidated Financial Statements.
      (4)  Fiscal year 1996 reflects the Vanstar litigation settlement and
        related costs of $4,392. Without this charge,  net income    would
        have been $8,845 and diluted earnings per common share would have been $1.09.
      (5) Earnings per common share are calculated using weighted average shares outstanding adjusted for the three-for-two stock split in the form of a stock dividend effective on October 6, 1997.

      QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share da

      The following table sets forth certain unaudited operating results This information is unaudited, but in the opinion of management in consisting of normal recurring adjustments, necessary for a fair p operations of such periods.

                                               Fiscal 1997(1)
                                __________________________________________
                                  First     Second      Third     Fourth
                                 Quarter   Quarter(2) Quarter(3)  Quarter
                               __________  _________  _________  _________
      Net sales and revenues   $  100,366  $ 118,218  $ 130,729  $ 142,135

      Gross profit                 16,904     19,135     21,533     23,813

      Net income               $    2,958  $   3,969  $   4,540  $   4,846

      Earnings per common share:
          Basic                $     0.29  $    0.35  $    0.40  $    0.43
          Diluted              $     0.28  $    0.34  $    0.39  $    0.41


                                               Fiscal 1996(1)
                                __________________________________________
                                  First     Second      Third     Fourth
                               Quarter(5)   Quarter    Quarter   Quarter(6)
                               __________  _________  _________  _________
      Net sales and revenues   $   63,224  $  77,836  $  92,975  $ 102,323

      Gross profit                  9,600     12,846     14,667     17,492

      Net income(loss)         $   (1,355) $   1,853      2,619  $   3,115

      Earnings(loss) per common share:
          Basic                $    (0.23) $    0.30  $    0.28  $    0.32
          Diluted              $    (0.22) $    0.28  $    0.27  $    0.31



      (1) All per share amounts have been restated to reflect the stock split effected as a stock dividend in the fourth quarter of 1997 and the adoption of SFAS No. 128.

      (2) During the second quarter of fiscal 1997 the Company acquired substantially all of the assets of Magic Box. See Note 12 of Notes to Consolidated Financial Statements.

      (3) During the third quarter of fiscal 1997 the Company acquired certain assets of Micro Care. See Note 12 of Notes to Consolidated Financial Statements.

      (4) During the fourth quarter of fiscal 1997 the Company acquired CSI. See Note 12 of Notes to Consolidated Financial Statements.

      (5) During the first quarter of fiscal 1996, the Company acquired certain assets of TCSS. See Note 12 of Notes to Consolidated Financial Statements. The first quarter of 1996 also includes the effect of the Vanstar litigation settlement and related costs of $4.4 million. Without this charge, net income would have been $1.3 million and earnings per common share would have been $0.21.

      (6) During the fourth quarter of fiscal 1996, the Company acquired certain assets of DILAN. See Note 12 of Notes to Consolidated Financial Statements.

      Item 7.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

         Total Net Sales and Revenues. Total net sales and revenues increased $155.0 million, or 46.1%, to $491.4 million in fiscal 1997 from $336.4 million in fiscal 1996. This increase was attributable to an increase in sales to existing and new customers and to acquisitions completed in fiscal years 1997 and 1996. Excluding acquisitions completed in fiscal years 1997 and 1996, total net sales and revenues increased 35.8%.

          Sales of equipment and supplies increased $134.2 million, or 43.8%, to $440.9 million in fiscal 1997 from $306.7 million in fiscal 1996. On a comparable basis, as described above, sales of equipment and supplies increased 33.9%. Service and other revenues increased $20.8 million, or 70.0%, to $50.5 million in fiscal 1997 from $29.7 million in fiscal 1996. On a comparable basis, as described above, service revenues increased 55.3%.


          Gross Profit. Gross profit margin was 16.6% in fiscal 1997 compared to 16.2% in fiscal 1996. The Company improved its gross margin by increasing the volume of higher-margin service revenues which offset a decrease in hardware gross margins and the growth in equipment sales. Service and other revenues increased to 10.3% of total net sales and revenues in fiscal 1997 compared to 8.8% of total net sales and revenues in fiscal 1996. Factors that may have an impact on gross margin in the future include the percentage of equipment sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

          Operating  Expenses.    Selling,   general  and  administrative
      expenses  (including  rent  expense   and  provision  for  doubtful
      accounts) expressed as a percentage of total net sales and revenues decreased to 10.3% in fiscal 1997 from 10.5% for fiscal 1996. This decrease is primarily attributable to the increased productivity of
      technical  personnel  which  contributed  to   the  growth  of  the
      Company's service business. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 11.1% in fiscal 1997 from 11.2% in fiscal 1996 due to the factor described above.

          Income from Operations. Income from operations increased $9.9 million, or 58.6 %, to $26.8 million in fiscal 1997 from $16.9 million in fiscal 1996. The Company's operating margin increased to 5.5% in fiscal 1997 from 5.0% in fiscal 1996 because of the increase in gross margin and the decrease in operating expenses as a percentage of total net sales and revenues.

          Interest Expense. Total interest expense was $1.0 million in fiscal 1997 compared with $2.2 million in fiscal 1996. This decrease is primarily related to lower average borrowings during fiscal 1997 as a result of the secondary public offering in February 1997.

          Income Taxes.   The Company's effective  tax rate  was 36.8% in
      fiscal 1997 compared to 40.8% in fiscal 1996. This reduction is the result of Kentucky state income tax credits earned in fiscal 1997.

          Net Income. Net income increased $10.1 million, or 162.9%, to $16.3 million in fiscal 1997 from $6.2 million in fiscal 1996. The increase was a result of the factors described above. Net income, excluding the impact of the Vanstar settlement in fiscal 1996, increased $7.5 million, or 85.2%, in fiscal 1997 compared with $8.8 million in fiscal 1996.
      FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995
          Total Net  Sales and  Revenues.   Total net  sales and  revenues
      increased $105.7 million, or 45.8%, to $336.4 million in fiscal 1996 from $230.7 million in fiscal 1995. This increase was attributable to the acquisitions in fiscal 1996 and increased sales to existing and new customers. Excluding acquisitions completed in fiscal 1996, total net sales and revenues increased 14.9%.

          Sales of equipment and supplies increased $95.6 million, or 45.3%, to $306.7 million in fiscal 1996 from $211.1 million in fiscal 1995. On a comparable basis, as described above, sales of equipment and supplies increased 12.7%. Service and other revenues increased $10.0 million, or 51.0%, to $29.6 million in fiscal 1997 from $19.6 million in fiscal 1996. On a comparable basis, as described above, service revenues increased 39.6%.

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

          Operating  Expenses.    Selling,   general  and  administrative
      expenses  (including  rent  expense   and  provision  for  doubtful
      accounts) expressed as a percentage of total net sales and revenues increased to 10.5% in fiscal 1996 from 10.1% for fiscal 1995. This increase is primarily attributable to the addition of technical personnel as a result of the growth of the Company's service business. As the personnel reach full productivity, their costs as a percentage of services revenues are expected to decrease. In addition, market development funds, which reduce selling, general and administrative expenses, have declined as a percentage of total net sales and revenues during fiscal 1996 to 1.0% from 1.3% in fiscal 1995 primarily as a result of vendors shifting funds to rebates. Total operating expenses expressed as a percentage of total net sales and revenues increased to 11.2% in fiscal 1996 from 10.5% in fiscal 1995 due to the reduction of market development
      funds  and  the  increase  in  depreciation   related  to  the  new
      headquarters  and  distribution  facilities   and  amortization  of
      goodwill related to the acquisitions of TCSS and DILAN.

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

                         Liquidity and Capital Resources
                         _______________________________

          Cash used in operating activities was $22.9 million in fiscal 1997. Cash used in investing activities included $3.5 million for acquisitions and $2.4 million for capital expenditures. Cash provided by financing activities included $23.3 million of net proceeds from a stock offering, $1.5 million from the exercise of stock options less $1.5 million of net payments on bank notes payable and $0.8 million of repayments on various notes payable.

          A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At January 5, 1998, these lines of credit totaled $47.0 million, including $12.0 million with IBM Credit Corporation ( "ICC") and $35.0 million with Deutsche Financial Services ( "DFS"). Borrowings under the ICC floor plan arrangement are made on sixty day notes, with one-half of the note amount due in thirty days. Borrowings under the DFS floor plan arrangement are made on thirty day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. The average rate on the plans overall is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

          The Company's financing of receivables is provided through its Credit Facility, which during fiscal 1997 permited the Company to borrow up to the lesser of $20.0 million or an amount based upon a formula of eligible trade receivables. The Credit Facility carries a variable interest rate based on (i) Star Bank's prime rate less the Incentive Pricing Spread or (ii) LIBOR plus the Incentive Pricing Spread, at the Company's election. The Incentive Pricing Spread is adjusted quarterly. At January 5, 1998, the amount outstanding was $22.6 million, including $6.5 million of overdrafts on the Company's books in accounts at Star Bank, which was at an interest rate of 7.5%. The overdrafts were subsequently funded through the normal course of business. The Credit Facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the Credit Facility, the Company is prohibited from paying any cash dividends and is subject to various financial covenants.

          In January 1998 the Company revised its Credit Facility to borrow up to $40.0 million. The revised Credit Facility, which
      expires May  31,  1998,   carries  a variable  interest  rate based
      solely on the prime rate of Star Bank less 125 basis points. Further, the Company is in the process of finalizing a $ 120.0 million line of credit, under terms similar to the revised Credit
      Facility,  with  DFS   and  Star  Bank   is  expected  to   have  a
      participation interest in the new Credit Facility. When finalized this line of credit will replace the $40.0 million Credit Facility.

          At the beginning of the third quarter of 1997, the Company hired a president for Technology Integration Financial Services, Inc. ( "TIFS"), a wholly-owned subsidiary of the Company (f/k/a Pomeroy Computer Leasing Company, Inc.), in an effort to increase its leasing business. Through TIFS, the Company can directly provide
      its  customers   with  leasing   alternatives.   Increased  leasing
      operations could impact one or more of total net sales and revenues, gross margin, operating income, net income, total debt and liquidity, depending on the amount of leasing activity and the types of leasing transactions. However, the impact of any increased leasing operations for fiscal 1997 was not material. On November 5, 1997, TIFS executed a $20.0 million collateral based recourse loan facility ( "Recourse Facility" ) with The Fifth Third Bank of Northern Kentucky, Inc. ( "Fifth Third" ). The loan, which is guaranteed by the Company, will be used to fund all lease transactions financed  on  a  recourse  basis  and will  expire  on
      October 1,  1998.   The  Recourse  Facility will  carry  a variable
      interest rate based on (i) Fifth Third's prime rate less an incentive pricing spread (the "Incentive Pricing Spread" ) or (ii) Treasury notes plus the Incentive Pricing Spread, at the Company's election.

          The Company completed a secondary  public offering of its  stock
      on  February   28,  1997.   Net  proceeds   to  the   Company  were
      approximately $23.3 million from the issuance of 1.02 million shares of common stock. The proceeds were used to reduce amounts outstanding under its line of credit.

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

                                      OTHER

      The Company is heavily dependent upon complex computer systems for all phases of its operations, which include sales and distribution. The Company began addressing the affect of the Year 2000 compliance issue in 1996.The Year 2000 date issue arises from the fact that many computer programs use only two digits to identify a year in a date field. The Company has completed an assessment of its own systems and determined that its principle systems are Year 2000 compliant. Management does not expect that any costs associated with the Company becoming Year 2000 compliant will have a material adverse impact on the Company's financial position, results of operations or cash flows. The Company is continuing to assess the Year 2000 issue with respect to its customers and suppliers. The Company could be adversely impacted by the Year 2000 date issue if its suppliers, customers and other businesses do not address this issue successfully. Management continues to assess these risks in order to be able to respond in a manner which would reduce any impact on the Company.


      Item 8. Financial Statements and Supplementary Data
          Registrant hereby incorporates the financial information required by this item by reference to Item 14 hereof.

      Item 9. Disagreements on Accounting and Financial Disclosure

          None

                                     PART III

      Items 10-13.

          The Registrant hereby incorporates the information required by Form 10-K, Items 10-13 by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of shareholders which will be filed with the Commission prior to May 5, 1998.
                                     PART IV
      Item. 14. Exhibits, Financial Statement Schedules and Reports on Form

              8-K - Index

           (a) The following documents are filed as a part of this report:

                                                           1997 Form
                                                           10-K Page
                                                           _________
      1.    Financial Statements:

            Independent Auditor's Report                      F-1

            Consolidated Balance Sheets,
            January 5, 1997 and January 5, 1998           F-2 to F-3

            For each of the three fiscal years in
            the period ended January 5, 1998:

                 Consolidated Statements of Income            F-4

                 Consolidated Statements  of Cash             F-5
                 Flows

                 Consolidated Statements of Equity            F-6

            Notes   to    Consolidated   Financial        F-7 to F-xx
            Statements

      2.    Financial Statement Schedules:

            None



                                                          Filed Herewith
                                                          (page #) or
                                                          Incorporated
                                                          by Reference to:
                                                          ________________

      3.    Exhibits
            ________
            3(a)           Certificate of Incorporation   Exhibit 3(a)
                           of the Company                 of Company's
                                                          Form S-1 filed
                                                          Feb. 14, 1992

            3(b)           Bylaws of the Company          Exhibit 3(b)
                                                          of Company's
                                                          Form S-1 filed
                                                          Feb. 14, 1992

            4              Rights Agreement between the   Exhibit 4 of
                           Company and The Fifth Third    Company's Form
                           Bank, as Rights Agent dated    8-K filed March
                           as of February 23,1998         xx, xxxx

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

                   (a)(24) Promissory Note dated April    Exhibit
                           30, 1997 by and among Star     10(i)(a)(24) of
                           Bank, N.A., the Company,       Company's Form
                           Pomeroy Computer Leasing       10-Q filed
                           Company, Inc. and Xenas        August 11, 1997
                           Communications Corp.

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

                   (e)(1)  IBM Agreement for Authorized   Exhibit
                           Dealers                        10(i)(e)(1)
                           and Industry Remarketers with  of Company's
                           the
                           Company, dated September 3,    Form S-1 filed
                           1991
                                                          Feb. 14, 1992

                   (e)(2)  Schedule of Substantially      Exhibit
                                                          10(i)(e)(2)
                           Identical IBM Agreements for   of Company's
                           Authorized Dealers and         Form S-1 filed
                           Industry
                           Remarketers                    Feb. 14, 1992

                   (f)     Compaq Computer Corporation    Exhibit 10(i)(f)
                           United
                           States Dealer Agreement with   of Company's
                           the
                           Company, dated September 27,   Form S-1 filed
                           1990
                                                          Feb. 14, 1992

                   (g)     Dealer Sales Agreement         Exhibit 10(i)(g)
                           between
                           Apple Computer, Inc. and the   of Company's
                           Company, dated April 1, 1991   Form S-1 filed
                                                          Feb. 14, 1992

                   (h)     Lease between Sydney A. Warm   Exhibit 10(i)(h)
                           and the
                           Company for 1021 West Eighth   of Company's
                           Street,
                            Cincinnati, OH, dated May     Form S-1 filed
                           15, 1990
                                                          Feb. 14, 1992

                   (i)     Lease between F.G.&H.          Exhibit 10(i)(i)
                           Partnership
                           and the Company for 908        of Company's
                           DuPont Road,
                           Louisville, KY, dated May 9,   Form S-1 filed
                           1990
                                                          Feb. 14, 1992

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

                   (t1)    Asset Purchase Agreement       Exhibit
                           among the Company and Magic    10(i)(t)(1) of
                           Box, Inc. dared June 26, 1997  Company's Form
                                                          10-Q filed
                                                          August 11, 1997

                   (t)(2)  Employment Agreement between   Exhibit
                           the Company and Israel Fintz,  10(i)(t)(2) of
                           dated June 26, 1997            Company's Form
                                                          10-Q filed
                                                          August 11, 1997

                   (t)(3)  Incentive Deferred             Exhibit
                           Compensation Agreement         10(i)(t)(3) of
                           between the Company and        Company's Form
                           Israel Fintz, dated June 26,   10-Q filed
                           1997                           August 11, 1997

                   (t)(4)  Employment Agreement between   Exhibit
                           the Company and Allison        10(i)(t)(4) of
                           Sokol, dated June 26, 1997     Company's Form
                                                          10-Q filed
                                                          August 11, 1997

                   (t)(5)  Incentive Deferred             Exhibit
                           Compensation Agreement         10(i)(t)(5) of
                           between the Company and        Company's Form
                           Allison Sokol, dated June 26,  10-Q filed
                           1997                           August 11, 1997

                   (t)(6)  Power of Attorney given to     Exhibit
                           the Company by Magic Box,      10(i)(t)(6) of
                           Inc. for the collection of     Company's Form
                           Accounts Receivable, dated     10-Q filed
                           June 26, 1997                  August 11, 1997

                   (t)(7)  Agreement for the Assumption   Exhibit
                           of Liabilities between the     10(i)(t)(7) of
                           Company and Magic Box, Inc.    Company's Form
                                                          10-Q filed
                                                          August 11, 1997
                   (t)(8)  Subordination Agreement by     Exhibit
                           and among the Company, Magic   10(i)(t)(8) of
                           Box, Inc. and Star Bank,       Company's Form
                           N.A., dated June 26, 1997      10-Q filed
                                                          August 11, 1997

                   (t)(9)  Subordinated Promissory Note   Exhibit
                           between the Company and        10(i)(t)(9) of
                           Israel Fintz, dated June 26,   Company's Form
                           1997                           10-Q filed
                                                          August 11, 1997

                   (t)(10) Subordinated Promissory Note   Exhibit
                           between the Company and        10(i)(t)(10) of
                           Allison Sokol, dated June 26,  Company's Form
                           1997                           10-Q filed
                                                          August 11, 1997

                   (t)(11) Subordinated Promissory Note   Exhibit
                           between the Company and        10(i)(t)(11) of
                           Marvin Rosen, dated June 26,   Company's Form
                           1997                           10-Q filed
                                                          August 11, 1997

                   (t)(12) Subordinated Promissory Note   Exhibit
                           between the Company and M.     10(i)(t)(12) of
                           Ronald Krongold, dated June    Company's Form
                           26, 1997                       10-Q filed
                                                          August 11, 1997
                   (t)(13) General Bill of Sale between   Exhibit
                           the Company and Magic Box,     10(i)(t)(13) of
                           Inc., dated June 26, 1997      Company's Form
                                                          10-Q filed
                                                          August 11, 1997

                   (t)(14) Non Compete Agreement between  Exhibit
                           the Company and Israel Fintz,  10(i)(t)(14) of
                           dated June 26, 1997            Company's Form
                                                          10-Q filed
                                                          August 11, 1997

                   (t)(15) Non Compete Agreement between  Exhibit
                           the Company and Allison        10(i)(t)(15) of
                           Sokol, dated June 26, 1997     Company's Form
                                                          10-Q filed
                                                          August 11, 1997

                   (t)(16) Non Compete Agreement between  Exhibit
                           the Company and Marvin Rosen,  10(i)(t)(16) of
                           dated June 26, 1997            Company's Form
                                                          10-Q filed
                                                          August 11, 1997

                   (t)(17) Non Compete Agreement between  Exhibit
                           the Company and M. Ronald      10(i)(t)(17) of
                           Krongold, dated June 26, 1997  Company's Form
                                                          10-Q filed
                                                          August 11, 1997

                   (t)(18) Non Compete Agreement between  Exhibit
                           the Company and Magic Box,     10(i)(t)(18) of
                           Inc., dated June 26, 1997      Company's Form
                                                          10-Q filed
                                                          August 11, 1997

                   (u)     Lease between NWI Airpark      Exhibit 10(i)(u)
                           L.P. and the Company for 717   of Company's
                           Airpark Center Drive,          Form 10-K filed
                           Nashville, TN dated February   April 4, 1995
                           24, 1994

                   (v)(1)  Promissory Note dated May 30,  Exhibit
                           1997 by and among Star Bank,   10(i)(v)(1) of
                           N.A., the Company and Pomeroy  Company's Form
                           Computer Leasing Company,      10-Q filed
                           Inc.                           August 11, 1997

                   (v)(2)  Loan Agreement dated October   E-1 to E - 53
                           31,1997 between The Fifth
                           Third Bank of Northern
                           Kentucky, Inc. and Technology
                           Integration Financial
                           Services, Inc.
                   (v)(3)  Guarantor Agreement dated      E-54
                           October 31,1997 between
                           Pomeroy Computer Resoucres,
                           Inc and The Fifth Third Bank
                           of Northern Kentucky, Inc.

                   (v)(4)  Addendum 1 to Guarantor        E-55 to E-57
                           Agreement dated October
                           31,1997 between Pomeroy
                           Computer Resoucres, Inc and
                           The Fifth Third Bank of
                           Northern Kentucky, Inc.

                   (v)(5)  Assignment Agreement between   E-58 to E-60
                           dated October 31,1997 between
                           The Fifth Third Bank of
                           Northern Kentucky, Inc. and
                           Technology Integration
                           Financial Services, Inc.

                   (v)(6)  Incumbency and Authorization   E-61
                           Agreement dated October
                           31,1997 between The Fifth
                           Third Bank of Northern
                           Kentucky, Inc. and Technology
                           Integration Financial
                           Services, Inc.

                   (v)(7)  Draw Facility Note dated       E-62 to E-67
                           October 31,1997 between The
                           Fifth Third Bank of Northern
                           Kentucky, Inc. and Technology
                           Integration Financial
                           Services, Inc.

                   (v)(8)  Revolving Credit Note dated    E-68 to E72
                           October 31,1997 between The
                           Fifth Third Bank of Northern
                           Kentucky, Inc. and Technology
                           Integration Financial
                           Services, Inc.

                   (v)(9)  Security Agreement dated       E-73 to E-95
                           October 31,1997 between The
                           Fifth Third Bank of Northern
                           Kentucky, Inc. and Technology
                           Integration Financial
                           Services, Inc.

                   (w)(1)  Non Compete Agreement between  Exhibit
                           the Company and Microcare      10(i)(w)(1) of
                           Computer Services, Inc.,       Company's Form
                           dated July 24, 1997            10-Q filed
                                                          November 10,
                                                          1997

                   (w)(2)  Non Compete Agreement between  Exhibit
                           the Company and Microcare,     10(i)(w)(2) of
                           Inc., dated July 24, 1997      Company's Form
                                                          10-Q filed
                                                          November 10,
                                                          1997

                   (w)(3)  Assignment and Assumption      Exhibit
                           Agreement between the          10(i)(w)(3) of
                           Company, and Microcare         Company's Form
                           Computer Services, Inc., and   10-Q filed
                           Microcare Inc., dated July     November 10,
                           24, 1997                       1997

                   (w)(4)  Assumption of Liabilities      Exhibit
                           Agreement between the          10(i)(w)(4) of
                           Company, and Microcare         Company's Form
                           Computer Services, Inc., and   10-Q filed
                           Microcare Inc.,  dated July    November 10,
                           24, 1997                       1997

                   (w)(5)  Non Compete Agreement between  Exhibit
                           the Company, and Robert L.     10(i)(w)(5) of
                           Versprille, dated July 24,     Company's Form
                           1997                           10-Q filed
                                                          November 10,
                                                          1997

                   (w)(6)  Consent for Use of Similar     Exhibit
                           Name between the Company and   10(i)(w)(6) of
                           Microcare, Inc., dated July    Company's Form
                           24, 1997                       10-Q filed
                                                          November 10,
                                                          1997

                   (w)(7)  Subordination Agreement        Exhibit
                           between the Company, and       10(i)(w)(7) of
                           Microcare Computer Services,   Company's Form
                           Inc., and Star Bank, N.A.,     10-Q filed
                           dated July 24, 1997            November 10,
                                                          1997

                   (w)(8)  Subordinated Promissory Note   Exhibit
                           between the Company and        10(i)(w)(8) of
                           Microcare Computer Services,   Company's Form
                           Inc., dated July 24, 1997      10-Q filed
                                                          November 10,
                                                          1997

                   (w)(9)  Registration Rights Agreement  Exhibit
                           between the Company and        10(i)(w)(9) of
                           Microcare Computer Services,   Company's Form
                           Inc., dated July 24, 1997      10-Q filed
                                                          November 10,
                                                          1997

                   (w)(10) General Bill of Sale and       Exhibit
                           Assignment between the         10(i)(w)(10) of
                           Company and Microcare          Company's Form
                           Computer Services, Inc.,       10-Q filed
                           dated July 24, 1997            November 10,
                                                          1997

                   (w)(11) General Bill of Sale and       Exhibit
                           Assignment between the         10(i)(w)(11) of
                           Company and Microcare, Inc.,   Company's Form
                           dated June 24, 1997            10-Q filed
                                                          November 10,
                                                          1997

                   (w)(12) Asset Purchase Agreement       Exhibit
                           between the Company, and       10(i)(w)(12) of
                           Microcare Computer Services,   Company's Form
                           Inc., Microcare Inc., and      10-Q filed
                           Robert L. Versprille dated     November 10,
                           July 24, 1997                  1997

                   (w)(13) Employment Agreement between   Exhibit
                           the Company and Robert L.      10(i)(w)(13) of
                           Versprille, dated July 24,     Company's Form
                           1997                           10-Q filed
                                                          November 10,
                                                          1997

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

                   (cc)(1) Plan of Reorganization dated   E-96 to E-137
                           October 17,1997 between
                           Pomeroy Computer Resources of
                           South Carolina and The
                           Computer Store, Inc.

                   (cc)(2) Plan of Merger dated October   E-138 to E142
                           17,1997 between Pomeroy
                           Computer Resources of South
                           Carolina and The Computer
                           Store, Inc.

                   (cc)(3) Articles of Merger dated       E-143 to E-145
                           October 17,1997 between
                           Pomeroy Computer Resources of
                           South Carolina and The
                           Computer Store, Inc.

                   (cc)(4) Employment Agreement dated     E-146 to E-153
                           October 17,1997 between
                           Pomeroy Computer Resources of
                           South Carolina, Inc. and
                           Jeffrey F. Hipp

                   (cc)(5) Employment Agreement dated     E-154 to E-163
                           October 17,1997 between
                           Pomeroy Computer Resources of
                           South Carolina, Inc. and
                           Ronald D. Hildreth

                   (cc)(6) Employment Agreement dated     E-164 to E-172
                           October 17,1997 between
                           Pomeroy Computer Resources of
                           South Carolina, Inc. and
                           Authur M. Cox

                   (cc)(7) Guarnaty of Employment         E-173 to E-175
                           Agreement dated October
                           17,1997 between Pomeroy
                           Computer Resources of South
                           Carolina, Inc. and Authur M.
                           Cox

                   (cc)(8) Guarnaty of Employment         E-176 to E-178
                           Agreement dated October
                           17,1997 between Pomeroy
                           Computer Resources of South
                           Carolina, Inc. and Ronald D.
                           Hildreth

                   (cc)(9) Guarnaty of Employment         E-179 to E-181
                           Agreement dated October
                           17,1997 between Pomeroy
                           Computer Resources of South
                           Carolina, Inc. and Jeffery F.
                           Hipp

                   (cc)(10)Non-Compete Agreement dated    E-182 to E-186
                           October 17,1997 between
                           Pomeroy Computer Resources of
                           South Carolina, Inc. and
                           Authur M. Cox

                   (cc)(11)Non-Compete Agreement dated    E-187 to E-191
                           October 17,1997 between
                           Pomeroy Computer Resources of
                           South Carolina, Inc. and
                           Ronald D. Hildreth

                   (cc)(12)Non-Compete Agreement dated    E-192 to E-196
                           October 17,1997 between
                           Pomeroy Computer Resources of
                           South Carolina, Inc. and
                           Jeffrey F. Hipp

                   (cc)(13)Investor's Certificate dated   E-197 to E-199
                           October 17,1997 between
                           Pomeroy Computer Resources of
                           South Carolina, Inc. and
                           Jeffrey F. Hipp

                   (cc)(14)Investor's Certificate dated   E-200 to E-202
                           October 17,1997 between
                           Pomeroy Computer Resources of
                           South Carolina, Inc. and
                           Ronald D. Hildreth

                   (cc)(15)Investor's Certificate dated   E-203 to E-205
                           October 17,1997 between
                           Pomeroy Computer Resources of
                           South Carolina, Inc. and
                           Authur M. Cox

                   (cc)(16)Escrow Agreement dated         E-206 to E-212
                           October 17,1997 between
                           Pomeroy Computer Resources of
                           South Carolina, Inc., Authur
                           M. Cox, Ronald D. Hildreth,
                           and Jeffrey F. Hipp

                   (cc)(17)Opinion Letter on Plan of      E-213 to E-215
                           Merger dated October 17,1997
                           between Pomeroy Computer
                           Resources of South Carolina
                           and The Computer Store, Inc.

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

                   (c)(1)  Employment Agreement between   Exhibit
                           the Company and Victor Eilau   10(iii)(c)(1) of
                           dated July 6, 1997             Company's Form
                                                          10-Q filed
                                                          August 11, 1997

                   (c)(2)  Performance Share Right        Exhibit
                           Agreement between the Company  10(iii)(c)(2) of
                           and Victor Eilau dated July    Company's Form
                           6, 1997                        10-Q filed
                                                          August 11, 1997

                   (d)     The Company Savings 401(k)     Exhibit
                           Plan,                          10(iii)(d)
                           effective July 1, 1991         of Company's
                                                          Form S-1 filed
                                                          Feb. 14, 1992

                   (e)     The Company's Employee Stock   Exhibit
                           Ownership Plan and Trust,      10(iii)(e) of
                           effective July 1, 1992         Company's Form
                                                          10-K filed March
                                                          31, 1993

                   (f)     The Company's 1992 Non-        Exhibit
                           Qualified                      10(iii)(f)
                           and Incentive Stock Option     of Company's
                           Plan,
                           dated February 13, 1992        Form S-1 filed
                                                          February 14,
                                                          1992

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

      11                   Computation of Per Share       E-216
                           Earnings


      21                   Subsidiaries of the Company    E-217

      27                   Financial Data Schedule        E-218 to E-219

           (b) Reports on Form 8-K:

                None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Pomeroy Computer Resources, Inc.


                               By: /s/ David B. Pomeroy

                                   David B. Pomeroy
                                   Chairman of the Board, President and
                                   Chief Executive Officer


                               By: /s/ Stephen E. Pomeroy

                                   Stephen E. Pomeroy
                                    Chief Financial Officer and Chief
                                   Accounting Officer

      Dated: April 5, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       Signature and Title          Date
       ___________________          ____

      By: /s/ David B. Pomery       April 5, 1998
      ___________________________

      David B. Pomeroy, Director

      By: /s/  Stephen E. Pomeroy   April 5, 1998
      ___________________________

      Stephen E. Pomeroy, Director

      By: /s/ James H. Smith        April 5, 1998
      ___________________________
      James H. Smith III, Director
      By:
      ___________________________
      Dr. David W. Rosenthal, Director

      By:
      ___________________________
      Michael E. Rohrkemper, Director

      By:
      ___________________________
      Kenneth E. Waters, Director

      By: /s/ Richard C. Mills      April 5, 1998
      ___________________________
      Richard C. Mills, Director

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

           To the Board of Directors and Stockholders
           Pomeroy Computer Resources, Inc.

           We have audited the accompanying consolidated balance sheets of Pomeroy Computer Resources, Inc. as of January 5, 1997 and 1998, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended January 5, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pomeroy Computer Resources, Inc. at January 5, 1997 and 1998, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended January 5, 1998 in conformity with generally accepted accounting principles.

           Grant Thornton LLP

           Cincinnati, Ohio
           February 6, 1998, except for Note 18 as to which the date is March 6, 1998


                              POMEROY COMPUTER RESOURCES, INC.

                                CONSOLIDATED BALANCE SHEETS

                                      (in thousands)
                                                      January 5,  January 5,
                                                         1997        1998
                                                      __________  __________
           ASSETS
           Current assets:
            Cash...................................   $    6,809  $      380

            Accounts receivable:
              Trade, less allowance of $372
              and $355 at January 5, 1997
              and 1998, respectively...............       53,374      79,531
            Vendor receivables, less allowance of
              $137 and $223 at January 5, 1997
              and 1998, respectively...............       14,411      19,575
              Other................................          309         601
                                                      __________  __________
                    Total receivables..............       68,094      99,707
                                                      __________  __________

            Inventories............................       23,426      39,160
            Other..................................          739         816
                                                      __________  __________
                    Total current assets...........       99,068     140,063
                                                      __________  __________

          Equipment and leasehold improvements:
            Furniture, fixtures and equipment......        8,639      12,174
            Leasehold improvements.................        4,437       5,142
                                                      __________  __________

                    Total..........................       13,076      17,316
            Less accumulated depreciation..........        3,864       6,770
                                                      __________  __________
                    Net equipment and
                    leasehold improvements.........        9,212      10,546
                                                      __________  __________

          Investment in lease residuals............        3,043       3,480

          Goodwill and other intangible assets.....        9,435      12,697
          Other assets.............................          622         478
                                                      __________  __________
                    Total assets...................   $  121,380  $  167,264
                                                      ==========  ==========

                              See notes to consolidated financial statements.





                              POMEROY COMPUTER RESOURCES, INC.

                                CONSOLIDATED BALANCE SHEETS
          (in thousands)                              January 5,  January 5,
                                                         1997        1998
                                                      __________  __________

          LIABILITIES AND EQUITY
          Current liabilities:
            Current portion of notes payable.......   $      907  $    2,077
            Accounts payable:
              Floor plan financing.................       34,609      22,818
              Trade................................        5,734      17,220
                                                      __________  __________
                    Total accounts payable.........       40,343      40,038
            Bank notes payable.....................       24,146      22,611
            Deferred revenue.......................        2,318       3,503
            Accrued liabilities:
              Employee compensation and benefits...        2,016       2,938
              Income taxes.........................        1,544       5,051
              Interest.............................          147          76
              Miscellaneous........................          444         741
                                                      __________  __________
                    Total current liabilities......       71,865      77,035

          Notes payable............................        2,189       1,434
          Deferred income taxes....................          733          18

          Equity:
            Preferred stock
            (no shares issued or outstanding)......           -           -

            Common stock (6,469 and 11,402 shares
            issued and outstanding at January 5,
            1997 and 1998, respectively)...........           65         114
            Paid-in capital........................       34,402      60,226
            Retained earnings......................       12,330      28,641
                                                      __________  __________
                                                          46,797      88,981

            Less treasury stock, at cost (21 shares
            at January 5, 1997 and 1998,
            respectively)..........................          204         204
                                                      __________  __________
                    Total equity...................       46,593      88,777
                                                      __________  __________
                    Total liabilities and equity...   $  121,380  $  167,264
                                                      ==========  ==========

                              See notes to consolidated financial statements.






                         POMEROY COMPUTER RESOURCES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME

                                                   Fiscal Years Ended January 5,
                                              ____________________________________
       (in thousands, except per share data)       1996        1997        1998
                                               __________  __________  __________

       Net sales and revenues:
         Sales - equipment and supplies.......  $  211,149  $  306,745  $  440,983
         Service..............................      19,561      29,613      50,465
                                                __________  __________  __________
                 Total net sales and revenues.     230,710     336,358     491,448
                                                __________  __________  __________

       Cost of sales and service:
         Equipment and supplies...............     192,839     275,272     400,059
         Service..............................       4,335       6,481      10,004
                                                __________  __________  __________
                 Total cost of sales
                 and service..................     197,174     281,753     410,063
                                                __________  __________  __________
         Gross profit.........................      33,536      54,605      81,385
                                                __________  __________  __________

       Operating expenses:
         Selling, general and administrative..      21,863      33,384      48,316
         Rent expense.........................         894       1,546       1,956
         Depreciation.........................         770       1,925       2,958
         Amortization.........................         234         636         982
         Provision for doubtful accounts......         490         245         325
                                                __________  __________  __________
                 Total operating expenses.....      24,251      37,736      54,537
                                                __________  __________  __________
       Income from operations.................       9,285      16,869      26,848

       Other expense (income):
         Interest expense.....................       1,999       2,170         974
         Litigation settlement and related costs        -        4,392         -
         Miscellaneous........................         (64)       (221)         54
                                                __________  __________  __________
           Total other expense................       1,935       6,341       1,028
                                                __________  __________  __________

       Income before income tax...............       7,350      10,528      25,820

       Income tax expense.....................       2,983       4,296       9,507
                                                __________  __________  __________
       Net income.............................  $    4,367  $    6,232  $   16,313
                                                ==========  ==========  ==========

       Weighted average shares outstanding:

         Basic................................       5,660       7,834      11,052
                                                ==========  ==========  ==========

         Diluted..............................       6,007       8,106      11,367
                                                ==========  ==========  ==========

       Earnings per common share:

         Basic................................       $0.77       $0.80       $1.48
                                                ==========  ==========  ==========

         Diluted..............................       $0.73       $0.7 7      $1.44
                                                ==========  ==========  ==========

                         See notes to consolidated financial statements.




                            POMEROY COMPUTER RESOURCES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Fiscal Years Ended January 5,
                                                ___________________________________
       (in thousands, except per share data)       1996        1997        1998
                                                __________  __________  __________
          Cash Flows from Operating Activities:
            Net income........................  $    4,367  $    6,232  $   16,313
            Adjustments to reconcile net
              income to net cash flows from
              operating activities:
              Depreciation....................         771       1,925       2,958
              Amortization....................         234         636         982
              Deferred income taxes...........         258          57        (638)
              Net acquisition of
              lease residuals.................      (1,294)       (273)       (437)
              Issuance of common shares for
              stock awards....................          40          40          65
              Changes in working capital accounts,
                net of effects of subsidiary
                company purchased:
                Accounts receivable...........      (2,130)    (24,007)    (29,618)
                Inventories...................      (1,814)     (1,959)    (16,369)
                Floor plan financing..........      (1,298)     16,932     (11,791)
                Trade payables................        (688)     (3,949)     10,321
                Deferred revenue..............         586        (355)      1,031
                Income tax payable............          67         426       3,270
                Other, net....................         486        (591)        973
                                                __________  __________  __________
           Net operating activities...........        (415)     (4,886)    (22,940)
                                                __________  __________  __________

          Cash Flows from Investing Activities:
            Capital expenditures..............      (1,070)     (3,459)     (2,399)
            Payments for covenants
             not to compete...................        (238)         -          -
            Acquisition of subsidiary companies,
             net of cash acquired.............         (20)         -         (509)
            Acquisition of reseller assets....        (425)     (9,934)     (2,990)
                                                __________  __________  __________
            Net investing activities..........      (1,753)    (13,393)     (5,898)
                                                __________  __________  __________

          Cash Flows from Financing Activities:
            Payments on notes payable.........        (305)     (1,288)       (843)
            Net proceeds of stock offering....          -       17,924      23,256
            Net proceeds (payments) under
             bank notes payable...............       1,435       6,419      (1,535)
            Proceeds from exercise of
             stock options....................       1,560       1,767       1,531
            Retirement of stock warrants......          -         (330)         -
                                                __________  __________  __________
            Net financing activities........         2,690      24,492      22,409
                                                __________  __________  __________

          Increase (decrease) in cash ......           522       6,213      (6,429)

          Cash:
            Beginning of period.............            74         596       6,809
                                                __________  __________  __________
            End of period.................      $      596  $    6,809  $      380
                                                ==========  ==========  ==========

                           See notes to consolidated financial statements.



                             POMEROY COMPUTER RESOURCES, INC.
                            CONSOLIDATED STATEMENTS OF EQUITY


      (in thousands, except for       Common    Paid-in    Retained   Treasury    Total
            share amounts)             stock    capital    earnings    stock      equity
                                     ________   ________   ________   ________   ________
      Balances at January 5, 1995..  $     22   $  8,158   $  5,153   $   (204)  $ 13,129
              Net income...........                           4,367                 4,367
              4,000 common shares
                issued for stock
                awards.............                   40                               40
              5,755 common shares
                issued for
                acquisition .......                  100                              100
              Stock options exercised
                and related tax
                benefit............         2      1,558                            1,560
              Stock dividend.......         2      3,420     (3,422)
              Tax benefit of costs
                related to initial
                public offering....                    3                                3
                                     ________   ________   ________   ________   ________
      Balances at January 5, 1996..        26     13,279      6,098       (204)    19,199

              Net income...........                           6,232                 6,232
              3,076 common shares issued
                for stock awards...                   40                               40
              113,316 common shares issued
                for acquisitions ..         1      1,474                            1,475
              Stock options exercised and
                related tax benefit         4      2,049                            2,053
              Retirement of
                stock warrants.....                 (330)                            (330)
              Effect of 3 for 2
                stock split........        20        (20)
              1,402,500 common shares
                 issued by
                 public offering...        14     17,910                           17,924
                                     ________   ________   ________   ________   ________
      Balances at January 5, 1997..        65     34,402     12,330       (204)    46,593
              Net income...........                          16,313                16,313
              5,188 common shares issued
                for stock awards...                   65                               65
              36,953 common shares issued
                for acquisitions ..                1,021                            1,021
              Stock options exercised and
                related tax benefit         1      1,530                            1,531
              Effect of 3 for 2
                stock split........        38        (38)        (2)                   (2)
              1,020,000 common shares
                 issued by
                 public offering...        10     23,246                           23,256
                                     ________   ________   ________   ________   ________
      Balances at January 5, 1998..  $    114   $ 60,226   $ 28,641   $   (204)  $ 88,777
                                     ========   ========   ========   ========   ========

                             See notes to consolidated financial statements.


                              POMEROY COMPUTER RESOURCES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FISCAL YEARS ENDED JANUARY 5, 1996, JANUARY 5, 1997 AND JANUARY
                                      5, 1998



           1.   Company Description
               Pomeroy Computer Resources, Inc. (the "Company" ) was organized in February 1992 to consolidate and reorganize predecessor companies. Since the owner of the Company and the predecessor businesses were the same, this transaction constituted a combination of the predecessor businesses under common control and was accounted for at historical cost in a manner similar to that followed for a pooling of interests. The Company has 15 million shares of $.01 par value common stock authorized, with 11.4 million shares outstanding. The Company is also authorized to issue 2 million shares of $.01 par value preferred stock. In fiscal 1995 the Company formed a wholly-owned subsidiary, Technology Integration Financial Services, Inc. ( "TIFS") (f/k/a - Pomeroy Computer Leasing Company, Inc. ( "PCL")), for the purpose of leasing computer equipment to the Company's customers. In fiscal 1997 the Company formed a wholly-owned subsidiary, Pomeroy Computer Resources of South Carolina, Inc. ( "PCR-SC") for the purpose of acquiring The Computer Store ( "TCS" ) , a computer reseller and service provider located in Columbia, South Carolina.

               The Company sells, installs and services microcomputers and microcomputer equipment primarily for commercial, health care, governmental, financial and educational customers. The Company also derives revenue from customer support services, including network analysis and design, systems configuration, cabling, custom installation, training, maintenance and repair. The Company has twenty regional offices in Kentucky, Ohio, Indiana, Tennessee, Florida, Alabama, Iowa, West Virginia, North Carolina and South Carolina, and grants credit to substantially all customers in these areas.


           2.   Summary of Significant Accounting Policies
               Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Xenas Communication Corp., TIFS, and PCR-SC. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1996 financial statements included herein to conform with the presentation used in 1997.


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
               Fiscal Year - The Company's fiscal year is a 12- month period ending January 5. References to fiscal 1995, 1996 and 1997 are for the fiscal years ended January 5, 1996, January 5, 1997 and January 5, 1998, respectively.

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

               Income Taxes - Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be

                            POMEROY COMPUTER RESOURCES, INC.

               recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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


               Stock-Based  Compensation  -  The   Financial  Accounting
               Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" , in the Fall of 1995. The statement encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value beginning in fiscal 1996. The Company elected to account for stock-based compensation using the intrinsic value method prescribed in "Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees" . Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The
               Company adopted SFAS No. 123 for disclosure purposes and for non-employee stock options. This had no material effect on the results of operations or financial position of the Company.

                      Earnings per  Common  Share -  The computation  of
               basic earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable, primarily from stock options.

               In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 changed the computation, presentation and disclosure requirements for earnings per share ("EPS") . Under SFAS 128, EPS is presented as basic earnings per share ( "basic EPS" ) and diluted earnings per share ( "diluted EPS" ) and replaces the presentation of primary EPS and fully diluted EPS. The adoption of SFAS 128 resulted in the restatement of earnings per share for all periods presented in the Company's consolidated financial statements.

               The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

                (in thousands, except per share data)
                                   1995           1996           1997
                             ______________ _____________  _____________
                                  Per Share     Per Share      Per Share
                             Shares  Amount Shares Amount  Shares Amount
                Basic EPS     5,660  $ 0.77  7,834 $ 0.80  11,052 $ 1.48
                Effect of
                dilutive
                stock options   332   (0.44)   272  (0.03)    315  (0.04)
                Contingent
                shares           25      -      -      -       -      -
                              ______  ______  _____  ______ ______  ______
                Diluted EPS   6,007  $ 0.73  8,106  $ 0.77 11,367  $ 1.44


               Use of Estimates in Financial Statements - In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the

                            POMEROY COMPUTER RESOURCES, INC.

               date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Fair Value Disclosures - The fair value of financial instruments approximates carrying value.

                 New Pronouncements

               In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ( "SFAS No. 130" ) with an effective date for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders.

               In the fourth quarter of 1997, the Company elected to early adopt SFAS No. 130 retroactive to January 6, 1997. The adoption of SFAS No. 130 did not affect the financial reporting in the accompanying consolidated financial statements because the Company does not presently have any comprehensive income other than net income.

               In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
               131, Disclosures about Segments of an Enterprise and Related Information ( "SFAS No. 131" ) with an effective date for fiscal years beginning after December 15, 1997. A reportable segment, referred to as an operating segment, is a component of an entity about which separate financial information is produced internally, that is evaluated by the chief operating decision-maker to assess performance and allocate resources. The Company does not presently believe that it operates in more than one identifiable segment.


           3.   Accounts Receivable
               The  following  table  summarizes  the  activity  in   the
               allowance for doubtful accounts for fiscal 1995,  1996 and
               1997
                    (in thousands)                 Trade      Other
                                                __________  __________
                    Balance January 5, 1995     $      65   $     225
                       Provision 1995                  94         417
                       Accounts written-off           (89)       (444)
                       Recoveries                     131          12
                                                __________  __________
                    Balance January 5, 1996           201         210
                       Provision 1996                 250          31
                       Accounts written-off          (249)       (604)
                       Recoveries                     170         500
                                                __________  __________
                    Balance January 5, 1997           372         137
                       Provision 1997                 125         200
                       Accounts written-off          (601)       (415)
                       Recoveries                     459         301
                                                __________  __________
                    Balance January 5, 1998     $     355   $     223

                            POMEROY COMPUTER RESOURCES, INC.

           4.   Inventories

               Inventories consist of items held for resale and are comprised of the following components as of the end of fiscal:

                      (in thousands)               1996         1997
                                                _________   _________
                      Equipment and supplies    $  21,730   $  36,265
                      Service parts                 1,696       2,895
                                                _________   _________
                             Total              $  23,426   $  39,160


          5.   Goodwill and Other Intangible Assets

               Goodwill and other intangible assets consist of the following as of the end of the fiscal year, net of accumulated amortization of $984 thousand (1996) and $1,826 thousand (1997), respectively:

                    (in thousands)                    1996          1997
                                                  __________    ___________
                    Goodwill                      $   8,698     $   12,159
                    Covenants not to compete            208             61
                    Customer lists                      529            477
                                                  __________    ___________
                                                  $   9,435     $   12,697

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

               In fiscal 1996, the Company acquired certain assets of The Computer Supply Store, Inc. ("TCSS") a privately held computer reseller located in Des Moines, Iowa, AA Microsystems, Inc. ("AA Micro"), a network service provider located in Birmingham, Alabama, and Communications Technology, Inc. ( "DILAN" ), a privately held network integrator located in Hickory, North Carolina (See Note 12). The Company recorded $5.7 million, $0.4 million and $2.5 million of goodwill in connection with those acquisitions, respectively.

               In fiscal 1997, the Company acquired certain assets of Magic Box, Inc. ( "Magic Box" ) , a privately held network integrator located in Miami, Florida, and Micro Care, Inc. ( "Micro Care" ), a privately held systems integrator located in Indianapolis, Indiana. A wholly owned subsidiary of the Company, Pomeroy Computer Resources of South Carolina, Inc., acquired all the assets and liabilities of The Computer Store Inc., a network integrator located in Columbia, South Carolina. The Company recorded $1.7 million, $1.9 million and $0.4 million in connection with those acquisitions, respectively.
           6.  Borrowing Arrangements

               The Company has an available line of credit up to the lesser of $20 million, or an amount based upon a formula of eligible trade receivables, at an interest rate that varies based on the prime rate of the bank or the LIBOR rate at the Company's election. At January 5, 1997 and 1998, bank notes payable include $2.2 million and $6.5 million, respectively, of overdrafts in accounts with the Company's primary lender. These amounts were subsequently funded through the normal course of business. The interest rate charged was 7.25% and 7.50% at January 5, 1997 and January 5, 1998 respectively. The agreement, which expires in June 1998, is collateralized by substantially all assets of the Company, except those assets which collateralize certain other financing arrangements. Under the revolving credit

                            POMEROY COMPUTER RESOURCES, INC.

               agreement, the Company may not make any cash dividend payments.

               The maximum amount outstanding and the average amount outstanding on bank revolving credit agreements were as follows:

                    (in thousands)     Maximum         Average
                                       Amount          Amount
                    Period Ending     Outstanding    Outstanding
                    _______________   ___________    ___________
                    January 5, 1996   $   19,000     $   14,741
                    January 5, 1997   $   26,687     $   17,402
                    January 5, 1998   $   25,800     $    8,002



               The above average amounts outstanding are calculated by dividing the sum of the average daily balances for each month by the number of months in the period. The weighted average interest rate on the bank revolving credit agreements was 8.7%, 8.2% and 7.3% in fiscal 1995, 1996 and 1997, respectively.

               In November 1994 the Company exercised an option in its revolving credit agreement to borrow $500 thousand on a term note with interest at a rate 0.5% above the bank's prime rate. The interest rate was raised to the bank's prime rate in March, 1995. The term note matured July 31, 1996 and was paid off.
               The Company finances inventory through floor plan arrangements with two finance companies. As of January 5, 1998 the floor plan lines of credit were $12 million with IBM Credit Corporation ("ICC") and $35 million with Deutsche Financial Services ("DFS"). Borrowings under the ICC floor plan arrangement are made on sixty day notes, with one-half of the note amount due in thirty days. Borrowings under the DFS floor plan arrangement are made on thirty day notes. Financing on many of the arrangements which are subsidized by manufacturers is interest free. The average rate on the plans overall is less than 1.0%.

               The maximum amount outstanding and the average amount outstanding on each of the floor plan arrangements were as follows:

                    (in thousands)         ICC                DFS
                                      __________________ ___________________
                                       Maximum  Average   Maximum   Average
                                       Amount    Amount    Amount    Amount
                    Period Ending        Outstanding         Outstanding
                    _______________    ______    ______    _______   _______
                    January 5, 1996    $6,300    $4,191    $21,045   $15,979

                    January 5, 1997    $9,045    $5,779    $27,349   $18,532

                    January 5, 1998   $19,985   $10,459    $39,092   $25,069

               The average amount outstanding is calculated by dividing the sum of the outstanding balances at the end of each month by the number of months in the applicable period.

                            POMEROY COMPUTER RESOURCES, INC.

           7.  Income Taxes

               The provision for income taxes consists of the following:

                    (in thousands)             1995      1996     1997
                     Current:
                       Federal              $  2,071  $  3,205  $  8,742
                       State                     654     1,034     1,036
                                            ________  ________  ________
                         Total current         2,725     4,239     9,778
                                            ________  ________  ________

                    Deferred:
                       Federal                   206        46       (21)
                       State                      52        11       (54)
                                            ________  ________  ________
                         Total deferred          258        57      (271)
                    Total income
                       tax provision        $  2,983  $  4,296  $  9,507



               The approximate tax effect of the temporary differences giving rise to the Company's deferred income tax assets (liabilities) are:

                    (in thousands)                   1996     1997
                    Deferred Tax Assets:
                          Bad debt provision         $208     $282
                          Depreciation                 -       193
                          Deferred compensation       210      409
                                                   _______  _______
                         Total deferred tax assets    418      884
                                                   _______  _______
                    Deferred Tax Liabilities:
                          Acquisition of
                          lease residuals            (847)    (620)
                          Depreciation                (96)      -
                          Accounts Receivable          -      (518)
                                                   _______  ________
                    Total deferred tax liabilities   (943)  (1,138)
                                                   _______  ________
                    Net deferred tax liability     $ (525)  $ (254)
                                                   =======  ========

               The Company's effective income tax rate differs from the Federal statutory rate as follows:
                                                1995    1996     1997
                                                _____   _____    _____
               Tax at Federal statutory rate   34.0%   34.0%    35.0%
               State taxes                      6.3     6.6      4.7
               Kentucky Relocation Credits      -       -       (2.2)
               Other                            0.3     0.2     (0.7)
                                               _____   _____    _____
                  Effective tax rate           40.6%   40.8%    36.8%
                                               =====   =====    =====

                            POMEROY COMPUTER RESOURCES, INC.

           8.  Operating Leases
               The Company leases office and warehouse space, vehicles and certain office equipment from various lessors. Lease terms vary in duration and include various option periods. The leases generally require the Company to pay taxes and insurance. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year as of January 5, 1998 are as follows:


                          (in thousands)
                          Fiscal Year
                                    1998                  $2,153
                                    1999                   1,741
                                    2000                   1,376
                                    2001                   1,019
                                    2002                     828
                                  Thereafter               2,554
                                                         ________
                          Total minimum lease payments   $ 9,671
                                                         =======

           9.  Employee Benefit Plans
               In the fourth quarter of 1997, the Company was in the process of terminating the Employee Stock Ownership Plan ("ESOP"). As of January 5, 1998, the ESOP held 72,661 shares of Company stock. No contributions were made or accrued in fiscal 1996 and 1997. The distribution to employees of the ESOP should be completed by the second quarter of 1998.

               The Company also has a savings plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company did not contribute to the plan in 1996 or 1997. Beginning in fiscal 1998 the Company will make contributions to the plan based on a participant's annual pay.

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

               During fiscal 1995, 1996 and 1997, the Company sold equipment and related support services to ILC, for lease to ILC's customers, in amounts of $23.7 million, $15.2 million and $7.7 million, respectively. The Company also obtained rights to lease residuals from ILC in the amount of $875 thousand, $575 thousand and $562 thousand in 1995, 1996 and 1997, respectively. Such amounts are recorded as a reduction of the related cost of sales. Residuals acquired in this manner are recorded at the estimated present value of the interest retained.

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

          11.  Major Customers

               Sales to a major customer were approximately $43.8 million for fiscal 1995. Sales to a major customer were approximately $40.3 million for fiscal 1996. Sales to a major customer were approximately $ 60.4 million for fiscal 1997.

                            POMEROY COMPUTER RESOURCES, INC.

          12.  Acquisitions
               During fiscal 1996, the Company completed several acquisitions. The total consideration given consisted of $7.2 million in cash, subordinated notes of $4.0 million and 170 thousand unregistered shares of the Company's common stock with an approximate value of $1.5 million. Interest on the subordinated notes is payable quarterly. Principal is payable in equal annual installments. The acquisitions were accounted for as purchases, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the dates of acquisition. The results of operations of the acquisitions are included in the consolidated statement of income from the dates of acquisition.

               The following table summarizes, on an unaudited pro forma basis, adjusted to reflect a 10% stock dividend paid on May 22, 1995 and three-for-two splits of the Company's common stock in the form of a stock dividends paid on October 4, 1996 and October 6, 1997, the estimated combined results of the Company and the 1996 acquisitions assuming the acquisitions had occurred on January 6, 1995. These results include certain adjustments, primarily goodwill amortization and interest expense, and are not necessarily indicative of what results would have been had the Company owned these businesses during the periods presented:

                  (in thousands)               Fiscal Year
                                            _________________
                                              1995       1996
                                          __________ __________
                  Net sales and revenues  $  309,655 $  364,005
                  Net income              $    4,630 $    6,250
                  Net income per common share:
                   Basic                  $     0.80 $     0.80
                   Diluted                $     0.75 $     0.77


               During fiscal 1997, the Company completed several acquisitions. The total consideration given consisted of $3.7 million in cash, subordinated notes of $1.3 million and 37 thousand unregistered shares of the Company's common stock with an approximate value of $1.0 million. Interest on the subordinated notes is payable quarterly. Principal is payable in equal annual installments. The acquisitions were accounted for as purchases, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the dates of acquisition. The results of operations of the acquisitions are included in the consolidated statement of income from the dates of acquisition. If the 1997 acquisitions had occurred on January 6, 1996, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of income.


          13.    Related Parties

               During fiscal 1995 the Company entered into a ten year triple-net lease agreement commencing in 1996 for a new headquarters and distribution facility with a company that is controlled by the Chief Executive Officer of the Company. During fiscal 1997 the lease agreement was amended to include an expansion of the distribution facility. The base rental for 1997 on an annualized basis is $858 thousand. The annual rental for these properties was determined on the basis of a fair market value rental opinion provided by an independent real estate company.

               During fiscal 1996, the Company made periodic advances to a company that is controlled by the Chief Executive Officer of the Company. No interest was charged on the advances which were repaid in December 1996.

                            POMEROY COMPUTER RESOURCES, INC.

          14.    Supplemental Cash Flow Disclosures

               Supplemental  disclosures  with   respect  to  cash   flow
               information   and   non-cash   investing   and   financing
               activities are as follows:

                 (in thousands)             1995       1996      1997
                 Interest paid             $2,037     $2,065    $1,045
                 Income taxes paid         $2,658     $3,813    $4,920
                 Business combinations
                 accounted for as
                 purchases:
                  Assets acquired            $774    $24,526    $7,358
                  Liabilities
                  assumed                     (24)    (9,121)   (1,495)
                  Note payable               (225)    (3,996)   (1,343)
                  Stock issued               (100)    (1,475)   (1,021)
                                          ________  _________  _________
                  Net cash paid            $  425    $ 9,934    $3,499

          15.   Stockholders' Equity and Stock Option Plans

               In July 1996, the Company completed a secondary public offering of 1.4 million new shares of its common stock.
               The net proceeds of $17.9 million were used to reduce amounts outstanding under the line of credit. If this secondary offering had been completed as of January 6, 1996, pro forma basic and diluted earnings per share would have been $0.77 and $0.75, respectively, for fiscal 1996. This computation assumes no interest expense related to the credit line and the issuance of only a sufficient number of shares to eliminate the credit line at the beginning of fiscal 1996.

               In February 1997, the Company completed a secondary public offering of 1.02 million shares of its common stock. The net proceeds of $23.3 million were used to reduce amounts outstanding under the Company's line of credit. If this secondary offering had been completed as of January 6, 1997, pro forma basic and diluted earnings per share would have been $1.38 and $1.34 , respectively, for fiscal 1997. This computation assumes no interest expense related to the credit line and the issuance of only a sufficient number of shares to eliminate the credit line at the beginning of fiscal 1997.

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

               On September 8, 1997, the Company's Board of Directors authorized a three-for-two stock split in the form of a stock dividend payable October 6, 1997, to shareholders of record September 22, 1997. The split resulted in the issuance of 3.8 million new shares of common stock. The stated par value of each share was not changed from $0.01. A total of $38 thousand was reclassified from the
               Company's additional paid in capital account to the Company's common stock account. Accordingly, net income per common share, weighted average shares outstanding and stock option plan information have been restated to reflect the stock split.

               The Company's 1992 Non-Qualified and Incentive Stock Option Plan provides certain employees of the Company with options to purchase common stock of the Company through options at an exercise price equal to the market value on the date of grant. 990,000 shares of the common stock of the Company are reserved for issuance under the plan. The plan will terminate ten years from the date of adoption. Stock options granted under the plan are exercisable in accordance with various terms as authorized by the Compensation Committee. To the extent not exercised, options will expire not more than ten years after the date of grant.

               The Company's 1992 Outside Directors' Stock Option Plan provides outside directors of the Company with options to purchase common stock of the Company at an exercise price equal to the market value of the shares at the date of grant. 175,000 shares of common stock of the Company are reserved for issuance under the plan. The plan will terminate ten years from the date of adoption. Pursuant to the

                            POMEROY COMPUTER RESOURCES, INC.

               plan, an option to purchase 10,000 shares of common stock automatically will be granted on the first day of the initial term of a director. An additional 2,500 shares of common stock automatically will be granted to an eligible director upon the first day of each consecutive year of service on the board. Options may be exercised after one year from the date of grant for not more than one-third of the shares subject to the option and an additional one-third of the shares subject to the option may be exercised for each of the next two years thereafter. To the extent not exercised, options will expire five years after the date of grant.

               The following summarizes the stock option transactions under the plans for the three fiscal years ended January 5, 1998:

                                                               Weighted Average
                                                      Shares    Exercise price
                                                    _________  ________________
               Options outstanding January 5, 1995    283,832      $8.69
                    Granted                            66,300      10.95
                    Exercised                        (164,975)      8.27
                    Stock dividend effect              33,383       8.32
                                                    _________  ________________
               Options outstanding January 5, 1996    218,540       8.32
                    Granted                           149,600      13.83
                    Exercised                        (197,047)      8.97
                    Stock split effect                121,082       7.21
                                                    _________  ________________
               Options outstanding January 5, 1997    292,175       7.27
                    Granted                           216,328      30.10
                    Exercised                         (95,260)      8.70
                    Forfeitures                        (4,700)     34.19
                    Stock split effect                227,754       5.61
                                                    _________  ________________
               Options outstanding January 5, 1998    636,297     $12.01
                                                    =========  ================





               The   following   summarizes   options   outstanding   and
               exercisable at January 5, 1998:

                          Options Outstanding             Options Exercisable
               _________________________________________  __________________
                  Number  Weighted Average   Weighted     Number    Weighted
  Range of     Outstanding   Remaining       Average    Exercisable Average
  Exercise      at 1/5/98   Contractual      Exercise    at 1/5/98  Exercise
  Prices                       Life           Price                  Price
______________ ___________ _______________ ___________  __________ _________
$2.67 to $5.67    252,264        0.8          $4.38        220,616   $4.45
$6.33 to $16.50   165,000        2.1         $11.00        120,000  $11.31
$17.09 to $25.67  219,033        1.5         $21.56        215,283  $21.63
                __________                              __________
                  636,297        1.6         $12.01        555,899  $12.58
                ==========                              ==========



               The weighted average fair value at date of grant for options granted during fiscal 1996 and 1997 was $2.75 and $6.77, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                              Fiscal 1995   Fiscal 1996  Fiscal 1997
                              ___________   ___________  ___________
        Expected life (years)     2.4           1.7          1.8
        Interest rate             7.3%          5.8%         6.1%
        Volatility                50%           55%          56%
        Dividend yield             0%            0%           0%



               Had compensation cost for the Company's stock option plans been determined based on the fair value

                            POMEROY COMPUTER RESOURCES, INC.

               at the grant date for awards in fiscal 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                  (in thousands, except  per
                  share amounts)
                                      Fiscal 1995   Fiscal 1996  Fiscal 1997
                                      ___________   ___________  ___________
           Net income - as reported      $4,367        $6,232      $16,313
           Net income - pro forma        $4,196        $5,777      $14,455
           Net  income   per   common
           share - as reported
              Basic                      $0.77         $0.80        $1.48
              Diluted                    $0.73         $0.77        $1.44
           Net  income   per   common
           share - pro forma
              Basic                      $0.74         $0.74        $1.31
              Diluted                    $0.70         $0.71        $1.27


               In  1995,  1996   and  1997,     4,000,  3,076  and   544,
               respectively, shares of common stock were awarded to officers of the Company. Compensation expense resulting from the awards was $40 thousand in fiscal 1995 and 1996 and $20 thousand in fiscal 1997.


          16.   Litigation
               There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

          17.  Risk of Loss from Concentrations

               During fiscal 1997, approximately 41.2% of the Company's total net sales and revenues were derived from its top ten customers, including one customer which accounted for 12.3% of total net sales and revenues. The Company was not selected as the fiscal 1998 product supplier by the largest customer. The Company does not expect that this loss will have a near-term material impact on its financial condition or results of operation.

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

          18.  Subsequent Events

               Stockholder Rights Plan. On February 18, 1998, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right" ) for each outstanding share of common stock, par value $.01 per share (the "Common Share" ) on March 15, 1998 (the "Record Date" ) to the stockholders of record on that date. The Rights become exercisable only if a person or group (an "Acquiring Person" ) acquires, or makes a tender offer to acquire, beneficial ownership of 15% or more of the outstanding Common Shares of the Company. The Rights expire on March 1, 2008, unless extended or are earlier redeemed by the Company.

               When the Rights become exercisable, the holder of each Right, other than the Acquiring Person, is entitled to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Shares" ), of the Company, at a price of $115.00 per one one-thousandth of a Preferred Share (the "Purchase Price" ), subject to adjustment. Alternatively, under certain circumstances each holder of a Right, other than Rights beneficially owned by the Acquiring Person, will thereafter have the right to receive upon exercise, in lieu of Preferred

                            POMEROY COMPUTER RESOURCES, INC.

               Shares, that number of Common Shares having a market value of two times the exercise price of the Right. In the event that, at any time after a Person becomes an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

               Acquisitions. In March 1998, the Company completed two acquisitions. The total consideration given consisted of $11.5 million in cash and subordinated notes of $2.0 million. Interest on the subordinated notes is payable quarterly while principal is payable in equal annual installments. The acquisitions  will be  accounted for  as purchases, accordingly the purchase prices will be allocated to assets and liabilities based on their estimated values as of the dates of acquisition. The results of operations of the acquisitions will be included in the consolidated statement of income from the dates of acquisition. If these acquisitions had occurred on January 6, 1997, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of income.

               Amendment to Line of Credit. In January 1998, the Company amended its revolving credit agreement. The amended agreement provides for borrowings up to $40.0 million at the bank's prime rate minus 1.25%. A new financial covenant requires that the Company maintain trade accounts receivable less than ninety days old at a ratio greater than 1.25 to 1.0 to amounts outstanding under the revolving credit agreement at any time. The revolving credit agreement expires May 31, 1998.

               Repricing of Stock Options. In January 1998, the Board of Directors of the Company approved the repricing of certain unexercised options granted under the 1992 Non-Qualified and Incentive Stock Option Plan. As a result, 109,649 options granted during fiscal 1997 will be repriced to $16.63 per share from $34.19 per share. These amounts approved by the Board of Directors do not give effect to the stock split approved after the date of the original grant of the options.