Form 10-Q
period 1998-04-05
POMEROY COMPUTER RESOURCES INC
filed 1998-05-06
CIK 883979

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                      FORM 10-Q


          (Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended April 5, 1998

                                         OR

          ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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



                      1020 Petersburg Road, Hebron, KY 41048
                     (Address of principal executive offices)
                      ______________________________________
                                   (606) 586-0600
                                   ______________


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

          YES ___X___NO___


          The number of shares of common stock outstanding as of April 21, 1998 was 11,457,104.

                          POMEROY COMPUTER RESOURCES, INC.

                                  TABLE OF CONTENTS

          Part I.     Financial
                      Information

                      Item 1.           Financial Statements:        Page
                                                                     ____

                                        Consolidated Balance          3
                                        Sheets as of January 5,
                                        1998 and April 5, 1998

                                        Consolidated Statements of    4
                                        Income for the Quarters
                                        Ended April 5, 1997 and
                                        1998

                                        Consolidated Statements of    5
                                        Cash Flows for the
                                        Quarters Ended April 5,
                                        1997 and 1998

                                        Notes to Consolidated         6
                                        Financial Statements

                      Item 2.           Management's Discussion       8
                                        and Analysis of Financial
                                        Condition and Results of
                                        Operations

          Part II.    Other Information                               10

          SIGNATURE                                                   14

                    POMEROY COMPUTER RESOURCES, INC.

                      CONSOLIDATED BALANCE SHEETS
                           ( In thousands )
                                                   January 5, April 5,
                                                     1998       1998
                                                  ________   ________
ASSETS
Current assets:
   Cash                                               $380       $932
   Accounts and note receivable, less
      allowance of $578 and $649 at January 5,
      and April 5, 1998, respectively               99,707    124,718
   Inventories                                      39,160     50,897
   Other                                               816      1,031
                                                  ________   ________
                    Total current assets           140,063    177,578
                                                  ________   ________

Equipment and leasehold improvements                17,316     20,255
Less accumulated depreciation                        6,770      7,611
                                                  ________   ________
      Net equipment and leasehold improvements      10,546     12,644

Other assets                                        16,655     26,895
                                                  ________   ________
                    Total assets                  $167,264   $217,117
                                                  ========   ========

LIABILITIES AND EQUITY
Current liabilities:
   Notes payable                                    $2,077     $2,380
   Accounts payable                                 40,038     60,535
   Bank notes payable                               22,611     47,051
   Other current liabilities                        12,309      9,359
                                                  ________   ________
                    Total current liabilities       77,035    119,325
                                                  ________   ________

Notes payable                                        1,434      3,939
Deferred income taxes                                   18        372

Equity:
  Preferred stock ( no shares issued
                   or outstanding)                      -          -
   Common stock ( 11,402 and 11,438 shares
   issued and outstanding at January 5
   and April 5, 1998, respectively                     114        114
   Paid-in capital                                  60,226     60,653
   Retained earnings                                28,641     32,918
                                                  ________   ________
                                                    88,981     93,685

   Less treasury stock, at cost (21 shares at
   January 5 and April 5, 1998, respectively)          204        204

                                                  ________   ________
                    Total equity                    88,777     93,481
                                                  ________   ________
                    Total liabilities and equity  $167,264   $217,117

            See notes to consolidated financial statements.

                   POMEROY COMPUTER RESOURCES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME
             ( In thousands, except per share amounts)
                                              Quarter Ended
                                       _____________________________
                                       April 5,           April 5,
                                         1997               1998
                                       __________           ________
Net sales and revenues                   $100,366           $135,198
Cost of sales and service                  83,462            111,966
                                       __________           ________
          Gross profit                     16,904             23,232

Operating expenses:
   Selling, general and administrati       10,475             14,320
   Rent                                       473                562
   Depreciation                               803                852
   Amortization                               212                309
                                       __________           ________
          Total operating expenses         11,963             16,043
                                       __________           ________

Income from operations                      4,941              7,189

Interest expense                              367                423
Other income                                   48                 23
                                       __________           ________
Income before income tax                    4,622              6,789

Income tax expense                          1,664              2,512
                                       __________           ________
Net income                                 $2,958             $4,277
                                       ==========           ========

Weighted average shares outstanding
    Basic                                  10,336             11,392
    Diluted                                10,649             11,711

Earnings per common share
    Basic                                   $0.29              $0.38
    Diluted                                 $0.28              $0.37

See notes to consolidated financial statements.

                       POMEROY COMPUTER RESOURCES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             ( In thousands )
                                                          Quarter Ended
                                                  ___________________________
                                                  April 5,         April 5,
                                                    1997             1998
                                                  __________       __________
Net cash flows used in operating activities         ($9,692)        ($11,253)
                                                  __________       __________
Cash flows used in investing activities:
   Capital expenditures                                (954)          (1,409)
   Acquisition of resellers                              -           (11,229)
                                                  __________       __________
Net investing activities                               (954)         (12,638)

Cash flows provided by (used in)
           financing activities:
   Net borrowings (payments) on bank note           (18,884)          24,441
   Payments on notes payable                           (425)            (425)
   Proceeds from secondary offering                  23,293                0
   Proceeds from exercise of stock options              130              427
                                                  __________       __________
Net financing activities                              4,114           24,443
                                                  __________       __________
Increase (decrease) in cash                          (6,532)             552

Cash:
   Beginning of period                                6,809              380
                                                  __________       __________
   End of period                                       $277             $932
                                                  ==========       ==========

See notes to consolidated financial statements.

                          POMEROY COMPUTER RESOURCES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Basis of Presentation
          1.The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the three-month period ended April 5, 1998 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 1999.

          2.   Borrowing Arrangements
            At January 5 and April 5, 1998, bank notes payable include $6.5 million and $12.1 million, respectively, of overdrafts in accounts with the Company's primary lender. These amounts were subsequently funded through the normal course of business.

          3.   Earnings per Common Share
            The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

                   (in thousands, except per share data)
                                            Quarter ended April
                                __________________________________________
                                            1997           1998
                                ____________________  ____________________
                                           Per Share            Per Share
                                 Shares     Amount      Shares   Amount
                                ________   _________   ________ _________
          Basic EPS               10,336    $ 0.29       11,392  $ 0.38
          Effect of dilutive
            stock options            313     (0.01)         319   (0.01)
          Contingent shares-          -                      -
                                ________   _________   ________ _________
          Diluted EPS             10,649    $ 0.28       11,711  $ 0.37
                                ========   =========   ======== ========

          4.Supplemental Cash Flow Disclosures

            Supplemental disclosures with respect to cash flow information
            and  non-cash  investing  and  financing   activities  are  as
            follows:


                                                 Quarter Ended
                                           ____________________________
                                           April 5, 1997  April 5, 1998
                                           _____________  _____________
                   Interest paid                 $470         $425
                                                 ====         ====

                   Income taxes paid             $251       $4,112
                                                 ====       ======

                   Business combinations
                   accounted for as purchases:

                   Assets acquired                         $31,804
                   Liabilities assumed                      18,505
                   Notes payable                             2,000
                                                           _______
                   Net cash paid                           $11,299
                                                           =======







          5.Litigation

            There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

          6.Subsequent Event

            In April 1998, the Company amended its revolving credit agreement under the same terms as its prior agreement. The amended agreement provides for borrowings up to $45.0 million at the bank's prime rate minus 1.25%.

           Special Cautionary Notice Regarding Forward-Looking Statements
           ______________________________________________________________


          Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward looking statements regarding future financial results of the Company. The words "expect," "estimate," "anticipate," "predict," and similar expressions are intended to identify forward-looking statements. Such
          statements  are   forward-looking     statements    for       the
          purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this document including, without limitation, those statements made in conjunction with the forward-looking statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations". All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

                          POMEROY COMPUTER RESOURCES, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            TOTAL NET SALES AND REVENUES. Total net sales and revenues increased $34.8 million, or 34.7%, to $135.2 million in the first quarter of 1998 from $100.4 million in the first quarter of 1997. This increase was attributable to an increase in sales to existing and new customers and to acquisitions completed in fiscal years 1998 and 1997. Excluding acquisitions completed in fiscal years 1998 and 1997, total net sales and revenues increased 26.9%. Sales of equipment and supplies increased $28.3 million, or 31.4%, to $118.5 million in the first quarter of fiscal 1998 from $90.2 million in the first quarter of fiscal 1997. Excluding acquisitions completed in fiscal 1998 and 1997, sales of equipment and supplies increased 24.0%. Service revenues increased $6.5 million, or 63.7%, to $16.7 million in the first quarter of fiscal 1998 from $10.2 million in the first quarter of fiscal 1997. Excluding acquisitions completed in fiscal 1998 and 1997, service revenues increased 52.7%.

            GROSS MARGINS. Gross margin was 17.2% in the first quarter of fiscal 1998 compared to 16.8% in the first quarter of 1997. The Company improved its gross margin by increasing the volume of higher-margin service revenues which offset a decrease in hardware gross margins and the growth in equipment sales. Service and other revenues increased to 11.7% of total net sales and revenues in the first quarter of fiscal 1998 compared to 10.1% of total net sales and revenues in the first quarter of fiscal 1997. Factors that may have an impact on gross margin in the future include the percentage of equipment sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

            OPERATING  EXPENSES.    Selling,  general  and  administrative
          expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 11.0% in the first quarter of fiscal 1998 from 10.9% in the first quarter of fiscal 1997. Excluding acquisitions completed in fiscal 1998 and 1997, selling, general and administrative expenses expressed as a percentage of total net sales and revenues would have been 10.1%. Total operating expenses expressed as a percentage of total net sales and revenues remained at 11.9% in the first quarter of fiscal 1998 and 1997. Excluding acquisitions completed in fiscal 1998 and 1997, total operating expenses expressed as a percentage of total net sales and revenues in the first quarter of fiscal 1998 would have been 11.4%

            INCOME FROM OPERATIONS. Income from operations increased $2.3 million, or 46.9%, to $7.2 million in the first quarter of fiscal 1998 from $4.9 million in the first quarter of fiscal 1997. The Company's operating margin increased to 5.3% in the first quarter of fiscal 1998 from 4.9% in the first quarter of fiscal 1997 because of the increase in gross margin.

            INTEREST EXPENSE.   Interest  expense  was approximately  $0.4
          million in the first quarter of 1998 and 1997.

            INCOME TAXES.  The   Company's effective tax  rate was 37.0% in
          the first quarter of fiscal 1998 compared to 36.0% in the first quarter of fiscal 1997.

            NET INCOME. Net income increased $1.3 million, or 44.6%, to $4.3 million in the first quarter of fiscal 1998 from $3.0 million in the first quarter of fiscal 1997 due to the factors described above.




                           LIQUIDITY AND CAPITAL RESOURCES

            Cash used in operating activities was $11.3 million in the first quarter of 1998. Cash used in investing activities was $11.2 million for the acquisition of resellers and $1.4 million for capital expenditures. Cash provided by financing activities included $24.4 million of net borrowings on bank notes payable, $0.4 million from the exercise of stock options less $0.4 million for a note repayment.

             A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At April 5, 1998, these lines of credit totaled $37.0 million, including $12.0 million with IBM Credit Corporation (``ICC'') and $25.0 million with Deutsche Financial Services (``DFS''). Borrowings under the ICC floor plan arrangement are made on sixty day notes, with one-half of the note amount due in thirty days. Borrowings under the DFS floor plan arrangement are made on thirty day notes. All such borrowings are secured by the related inventory. Financing on many of the arrangements is interest free due to subsidies by manufacturers. The average rate on the plans overall is less than

          1.0% per annum. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

            The Company's financing of receivables is provided through its Credit Facility, which was revised in January 1998, and permits the Company to borrow up to the lesser of $40.0 million or an amount based upon a formula of eligible trade receivables. The revised Credit Facility, which expires May 31, 1998, carries a variable interest rate based solely on the prime rate of Star Bank less 125 basis points. At April 5, 1998, the amount outstanding, which included $12.1 million of overdrafts in accounts with the Company's primary lender, was $47.1 million at an interest rate of 7.25%. Under the terms of the Credit Facility, the Company is prohibited from paying any cash dividends and is subject to various restrictive covenants. Further, the Company expects to finalize a $120.0 million line of credit during the second quarter of 1998, under terms similar to the revised Credit Facility, with DFS including a participation interest by Star Bank in the new Credit Facility. When finalized this line of credit will replace the $40.0 million Credit Facility with Star Bank and the $25.0 million line of credit with DFS.

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


                           POMEROY COMPUTER RESOURCES, INC.

                              PART II - OTHER INFORMATION

          Items 1 to 5

          None

          Item 6 Exhibits and Reports on Form 8-K




          (a)
          ___
          Exhibits
          ________

          10(i)                Material Agreements

                  (dd)(1)      Asset Purchase
                               Agreement dated March
                               6, 1998 between the
                               Company and Commercial
                               Business Systems, Inc.

                  (dd)(2)      Employment Agreement
                               dated March 6, 1998
                               between the Company and
                               Thomas Clayton

                  (dd)(3)      Employment Agreement
                               dated March 6, 1998
                               between the Company and
                               Steven Shapiro

                  (dd)(4)      Subordinated Promissory
                               Note dated March 6,
                               1998 between the
                               Company and Commercial
                               Business System, Inc.

                  (dd)(5)      Subordination Agreement
                               dated March 6, 1998
                               between the Company and
                               Commercial Business
                               System, Inc.

                  (dd)(6)      General Bill of Sales
                               and Assignment dated
                               March 6, 1998 between
                               the Company and
                               Commercial Business
                               System, Inc.

                  (dd)(7)      Assumption of
                               Liabilities dated March
                               6, 1998 between the
                               Company and Commercial
                               Business System, Inc.PAGE>


                  (dd)(8)      Power of Attorney
                               dated March 6, 1998
                               between the Company and
                               Commercial Business
                               System, Inc.

                  (dd)(9)      Assignment and
                               Assumption Agreement
                               dated March 6, 1998
                               between the Company and
                               Commercial Business
                               System, Inc.

                  (dd)(10)     Agreement dated March
                               6, 1998 between the
                               Company and Commercial
                               Business System, Inc.

                  (dd)(11)     Assignment and
                               Assumption  of Lease
                               Agreement dated March
                               6, 1998 between the
                               Company and Commercial
                               Business System, Inc.

                  (dd)(12)     Assignment and
                               Assumption  of Lease
                               Agreement dated March
                               6, 1998 between the
                               Company and Commercial
                               Business System, Inc.

                  (dd)(13)     Covenant Not to Compete
                               Agreement dated March
                               6, 1998 between the
                               Company and Steve
                               Shapiro

                  (dd)(14)     Covenant Not to Compete
                               Agreement dated March
                               6, 1998 between the
                               Company and Thomas
                               Clayton

                  (dd)(15)     Covenant Not to Compete
                               Agreement dated March
                               6, 1998 between the
                               Company and  Commercial
                               Business Systems, Inc.

                  (dd)(16)     Consent for use of
                               Similar Name Agreement
                               dated March 6, 1998
                               between the Company and
                               Commercial Business
                               Systems, Inc.

                  (dd)(17)     Agreement dated March
                               6, 1998 between the
                               Company and  Commercial
                               Business Systems, Inc.

                  (ee)(1)      Stock Purchase
                               Agreement dated
                               February 26, 1998
                               between J. Walter
                               Duncan Jr. , Nicholas
                               Duncan, James B. Kite,
                               O. Dean Higganbotham,
                               and Dale Higganbotham
                               and Pomeroy Computer
                               Resources, Inc.

                  (ee)(2)      Non-Compete Agreement
                               dated February 26, 1998
                               between O. Dean
                               Higganbotham and
                               Pomeroy Computer
                               Resources, Inc.

                  (ee)(3)      Non-Compete Agreement
                               dated February 26, 1998
                               between Dale
                               Higganbotham and
                               Pomeroy Computer
                               Resources, Inc.

                  (ee)(4)      Non-Compete Agreement
                               dated February 26, 1998
                               between  J. Walter
                               Duncan Jr. and Pomeroy
                               Computer Resources,
                               Inc.

                  (ee)(5)      Non-Compete Agreement
                               dated February 26, 1998
                               between Nicholas V.
                               Duncan and Pomeroy
                               Computer Resources,
                               Inc.

                  (ee)(6)      Non-Compete Agreement
                               dated February 26, 1998
                               between James B. Kite
                               and Pomeroy Computer
                               Resources, Inc.

                  (ee)(7)      Employment Agreement
                               dated February 26, 1998
                               between O. Dean
                               Higganbotham, Global
                               Combined Technologies,
                               Inc. and Pomeroy
                               Computer Resources,
                               Inc.

                  (ee)(8)      Employment Agreement
                               dated February 26, 1998
                               between Dale
                               Higganbotham, Global
                               Combined Technologies,
                               Inc. and Pomeroy
                               Computer Resources,
                               Inc.

                  (ee)(9)      Termination of
                               Employment Agreement
                               dated March 17, 1998
                               between Nicholas V.
                               Duncan and Global
                               Combined Technologies,
                               Inc.

                  (ee)(10)     Termination of
                               Employment Agreement
                               dated March 17, 1998
                               between O. Dean
                               Higganbotham and Global
                               Combined Technologies,
                               Inc.

                  (ee)(11)     Termination of
                               Employment Agreement
                               dated March 17, 1998
                               between Dale
                               Higganbotham and Global
                               Combined Technologies,
                               Inc.

                  (ee)(12)     Purchaser's Certificate
                               Dated March 17, 1998
                               between the Company and
                               Global Combined
                               Technologies, Inc.

                  (ee)(13)     Incentive Deferred
                               Compensation Agreement
                               dated March 17, 1998
                               between Dale
                               Higganbotham and Global
                               Combined Technologies,
                               Inc.

                  (ee)(14)     Subordination Agreement
                               dated March 17, 1998
                               between the Company,
                               Nicholas V. Duncan, and
                               Star Bank, N.A.

                  (ee)(15)     Subordination Agreement
                               dated March 17, 1998
                               between the Company,
                               James B, Kite, and Star
                               Bank, N.A.

                  (ee)(16)     Subordination Agreement
                               dated March 17, 1998
                               between the Company, O.
                               Dean Higganbotham, and
                               Star Bank, N.A.

                  (ee)(17)     Subordination Agreement
                               dated March 17, 1998
                               between the Company,
                               Dale Higganbotham, and
                               Star Bank, N.A.

                  (ee)(18)     Subordination Agreement
                               dated March 17, 1998
                               between the Company, J.
                               Walter Duncan Jr., and
                               Star Bank, N.A.

                  (ee)(19)     Subordinated Promissary
                               Note dated March 17,
                               1998 between the
                               Company and  James B,
                               Kite.

                  (ee)(20)     Subordinated Promissary
                               Note dated March 17,
                               1998 between the
                               Company and  Dean
                               Higganbotham

                  (ee)(21)     Subordinated Promissary
                               Note dated March 17,
                               1998 between the
                               Company and  Dale
                               Higganbotham

                  (ee)(22)     Subordinated Promissary
                               Note dated March 17,
                               1998 between the
                               Company and  , J.
                               Walter Duncan Jr

          10(iii)              Material Employment Contracts

                  (a)(13)      Seventh Amendment to
                               the Employment Agreement
                               between the Company and
                               David B. Pomeroy
                               effective January 6,
                               1998.

                  (a)(14)      Collateral Assignment
                               Split Dollar Agreement
                               between the Company,
                               James H. Smith III as
                               Trustee, and David B.
                                 Pomeroy dated January
                               6, 1998.


          11      (a)(23)      Computation of Earnings
                               per Share

          27                   Financial Date
                               Schedules,  Quarter
                               ended April 5, 1998 and
                               restated for quarters
                               ending April 5, 1997
                               and April 5, 1996.



         (b) Reports on Form 8-K

             The Company filed a Form 8-K dated February 26, 1998 reporting the signing of a definitive agreement, subject to regulatory approval, to purchase all of the stock of Global Combined Technologies, Inc.

             The Company filed a Form 8-K dated March 2, 1998 reporting a Stockholders' Rights Agreement.

             The Company filed a Form 8-K dated March 16, 1998 reporting the signing on March 6, 1998 of a definitive agreement, subject to regulatory approval, to purchase certain assets and assume certain liabilities of Combined Business Systems, Inc.

             The Company filed a Form 8-K dated April 7, 1998 reporting the completion of the acquisition of Global Combined
             Technologies, Inc. on March 18, 1998.

                                       SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        POMEROY COMPUTER RESOURCES, INC.
                                        ________________________________

                                                    (Registrant)



            Date: May 5, 1998           By: /s/ Stephen E. Pomeroy

                                        Stephen E. Pomeroy
                                        Chief Financial Officer and
                                        Chief
                                        Accounting Officer