Form 10-K/A
period 1998-01-05
POMEROY COMPUTER RESOURCES INC
filed 1998-05-20
CIK 883979

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


       For the transition period from                        to


                            Commission file number 0-20022


                            POMEROY COMPUTER RESOURCES, INC.
                            ________________________________

                (Exact name of registrant as specified in its charter)

       DELAWARE                                    31-1227808
       __________                                  ___________
       (State or other jurisdiction                (I.R.S. Employer
       of incorporation or                         Identification No.)
       organization)


       1020 Petersburg Road, Hebron, Kentucky                  41048
       ______________________________________                __________
       (Address of principal executive                       (Zip Code)
       offices)

       Registrant's telephone number, including area        (606)586-0600
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

      YES    X    NO

      Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of voting stock of the Registrant held by non affiliates was $200,508,000 as of March 30, 1998 .

      The number of shares outstanding of the Registrant's common stock, par value $.01 per share, as of March 30, 1998 was 11,431,876 shares of common stock.

         The following items were to be incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders but are now being filed by this Amendment on Form 10-K/A to the Company's Annual Report on Form 10-K.

                                    PART III

           Item 10. Directors and Executive Officers of the Company
                    _______________________________________________

           The following table sets forth certain information with respect to each person who is a director or executive officer of the
       Company:


        Name                   Age             Position
      ---------------------  -------  ---------------------------------------

      David B. Pomeroy, II     48        Chairman of the Board, President
                                         and Chief Executive Officer

      Stephen E. Pomeroy       29        Director, Chief Financial
                                         Officer, Treasurer and Secretary

      Richard C. Mills         42        Director, Chief Operating Officer

      James C. Eck             49        Vice President of Sales and Services

      Victor Eilau             39        President, Technology Integration
                                         Financial Services, Inc.

      James H. Smith, III      47        Director

      David W. Rosenthal       46        Director

      Michael E. Rohrkemper    51        Director

      Kenneth R. Waters        46        Director


              David B. Pomeroy, II was a founder of the first of the Company's predecessor businesses ( "the Pomeroy Companies" ) in 1981. Mr. Pomeroy controlled the Pomeroy Companies until their reorganization into Pomeroy Computer Resources in 1992 and has served as Chairman of the Board, President and Chief Executive Officer since 1992.

               Stephen E.  Pomeroy was  named  a  Director  and  Secretary  and
            Treasurer in February, 1998, and Chief Financial Officer in May 1997. Mr. Pomeroy was the Vice President of Marketing and Corporate Development from September 1996 to May 1997. Prior to that time, Mr. Pomeroy was the Director of New Market Development of the Company from 1994 to September 1996 and Account Executive from 1991 to 1994. From 1985 to 1991, Mr. Pomeroy was employed by the Company on a part-time basis.

               Richard C. Mills was named a Director in February 1998 and Chief
            Operating Officer in May 1997. Mr. Mills joined the Company in January 1993 and was Vice President of Operations from July 1993 to May 1997. Prior to that time, Mr. Mills was the founder and president of The Computer Store of Kentucky, Inc., a Louisville-based retailer of computer products.

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

               Victor Eilau joined the Company in July 1997 and was made
            President of Technology Integration Financial Services, Inc. (a wholly-owned subsidiary of the Company). For the previous five years Mr. Eilau was a Vice President of Comdisco, Inc.

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

               On February 18, 1998, Edwin S. Weinstein resigned as the
            Company's Vice President of Finance, Treasurer, and Secretary. Also on February 18, 1998, the Board of Directors increased the size of the Board from six to eight Directors and appointed Richard C. Mills and Stephen E. Pomeroy to fill the vacancies resulting from the increase. Mr. Pomeroy was also elected as Treasurer and Secretary to fill the vacancy resulting from Mr. Weinstein's resignation. On March 20, 1998, Mr. Weinstein resigned as a Director of the Company. The vacancy resulting from Mr. Weinstein's resignation has not been filled. The Company expects that the number of Directors will be decreased from eight to seven at the Annual Meeting of Stockholders.


              Stephen E. Pomeroy is the son of David B. Pomeroy, II. There  are
            no other family relationships among the Company's directors and executive officers.

            Board of Directors

              There were  five meetings of the Board of Directors in 1997. Each member of the Board of Directors attended at least seventy-five percent (75%) of the aggregate of the total number of meetings of the Board and committees on which he served.

                           Committees of the Board of Directors
                           ____________________________________

              The Company  has  a  standing audit  committee,  which  held  two meetings during 1997, composed of two non-employee directors, Messrs. Smith and Rohrkemper, and Mr. Pomeroy, Chairman of the Board, President and Chief Executive Officer. The audit committee consults with the independent auditors regarding their examination of the financial statements of the Company and regarding the adequacy of internal controls. It reports to the Board of Directors on these matters and recommends the independent auditors to be designated for the ensuing year.

              The Company has a standing compensation committee, which held one meeting during 1997, composed of three non-employee directors, Messrs. Smith, Rohrkemper and Waters, and Mr. Pomeroy. This committee reviews the compensation paid by the Company and makes recommendations on these matters to the Board of Directors.

              The Company has a standing stock option committee, which held one meeting during 1997, consisting of Messrs. Rosenthal, Rohrkemper and Smith. This committee administers the 1992 Non-Qualified and Incentive Stock Option Plan.

                  Section 16(a) Beneficial Ownership Reporting Compliance
                  _______________________________________________________

            During fiscal 1997, Mr. David W. Rosenthal, a Director of Pomeroy Computer Resources, Inc., failed to file one Form 4 with respect to the acquisition of 3,000 shares of Common Stock in December 1997, which transaction was subsequently reported on a Form 5 for December 1997.

            During fiscal 1997, Mr. Richard C. Mills, Chief Operating Officer for Pomeroy Computer Resources, Inc., failed to file one Form 4 with respect to 1,004 shares of Common Stock acquired through the exercise of an option and the simultaneous gifting of such shares, which transaction was subsequently reported on a Form 5 for December 1997.

               Item 11. Executive Compensation

                      Summary of Cash and Certain Other Compensation
                      ______________________________________________


               The following table is a summary for the fiscal years 1995, 1996 and 1997 of certain information concerning the compensation paid or accrued by the Company to the Chief Executive Officer and to each person who at any time during 1997 was an executive officer of the Company and whose aggregate salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers" ).

                                  Summary Compensation Table

                                                                 Long Term
                                                            Compensation Awards
                                       Annual Compensation
                                --------------------------------     Stock
     Name and Principal                             Other Annual    Options
     Position            Year   Salary(1)   Bonus   Compensation     # (2)
     __________________  ____   ________  ________  __________   ____________
     David B. Pomeroy    1997   $395,000  $720,000      -           25,000
     CEO                 1996   $395,000  $499,845      -           56,250
                         1995   $350,000  $329,812      -           61,875

     Richard C. Mills    1997   $185,000   $14,000   $61,833 (3)    35,000
     Chief Operating     1996   $156,967   $10,000   $56,220 (4)    54,000
     Officer             1995   $137,875   $62,205      -             -

     Stephen E. Pomeroy  1997   $115,000   $41,324   $18,500 (5)    30,000
     CFO                 1996   $100,000  $100,000   $21,762 (5)    29,250
                         1995    $70,000   $47,442                  12,375

     James C. Eck        1997   $175,000   $34,400   $31,067 (6)    10,000
     Vice President of   1996   $150,000   $75,000   $17,400 (7)       -
     Sales and Services

     Victor Eilau        1997   $124,800   $50,000      -           15,000
     President, Technology
     Integration Financial
     Services, Inc.



       (1) Includes amounts deferred at the direction of the executive officer pursuant to the Company's 401(k) Retirement Plan.
       (2) Unless otherwise noted, all stock options are awarded based on the fair market value of the Company's common stock at the time of grant. On January 14, 1998, the Board of Directors repriced the stock options granted on January 6, 1997 (see Report on Repricing Options). All other options were adjusted for the 3-for-2 stock split effected as a dividend on October 6, 1997 in accordance with the terms of the anti-dilution provisions of the applicable Plan.
       (3) Includes $20,500 for commissions related to monthly sales goals and $41,333 accrued pursuant to deferred compensation agreements.
       (4) Includes $48,220 for commissions related to monthly sales goals and $8,000 accrued pursuant to deferred compensation agreements.
       (5) Represents  amounts  accrued   pursuant  to   deferred  compensation
           agreements.
       (6) Includes $14,400 for commissions related to monthly sales goals and $16,667 accrued pursuant to deferred compensation agreements.
       (7) Represents commissions related to monthly sales goals.


                             Option Grants in Last Fiscal Year

              The following table sets forth certain information concerning the grant of options to purchase Common Stock to  any of the Named
            Executive Officers during fiscal year 1997.

                          Individual Grants
            --------------------------------------------------------
                          Number of  Percent of
                          Shares of   Total                             Potential Realizable Value at
                           Common     Options                         Assumed Annual Rates of Stock
                           Stock     Granted to  Exercise             Price Appreciation for Option Term
                          Underlying  Employees   or Base             __________________________________
                           Options    in Fiscal    Price   Expiration
             Name         Granted (1)   Year    ($/Sh)(1)     Date             5%           10%
             ____         __________  _________  ________  __________  ____________    _____________
             David B.
             Pomeroy, II   25,000        7.7%     $16.63     1/6/02       $115,000        $254,000

             Richard C.
             Mills          5,000        1.5%     $16.63     1/6/99       $  9,000        $ 17,000
                           30,000        9.3%     $16.50    2/24/99       $ 51,000        $104,000

             Stephen E.
             Pomeroy       30,000        9.3%     $15.75    6/26/99       $ 48,000        $ 99,000

             James C. Eck  10,000        3.1%     $16.63     1/6/99       $ 17,000        $ 35,000

             Victor Eilau  15,000        4.6%     $17.42     7/6/02       $ 73,000        $160,000

            (1) The number of shares underlying the options and the exercise price were adjusted for the three-for-two stock split effected as a stock dividend on October 6, 1997. The options granted January 6, 1997 were repriced by the Board of Directors in January 1998 but the shares were not adjusted for the 1997 three-for-two stock split. (See Report on Repricing of Options).

               Aggregate Stock Option Exercises In Year Ended January 5, 1998
                              and Year-End Stock Option Values

               The following table sets forth information concerning  aggregated option exercises in fiscal year 1997 and the number and value of unexercised options held by each of the Named Executive Officers at January 5, 1998.




                                                       Number of
                                                       Securities       Value of
                                                       Underlying      Unexercised
                                                      Unexercised     In-the-Money
                                                       Options at       Options at
                                                    January 5, 1988  January 5, 1998
                                                         (#)              ($)
                             Shares                  -------------    -------------
                            Acquired        Value     Exercisable      Exercisable
       Name              on Exercise (#)   Realized  Unexercisable    Unexercisable
       _____               __________      ________  _____________    _____________
       David B. Pomeroy, II   24,750       $592,685    118,375/0      $1,240,000/$0

       Richard C. Mills        9,254       $243,098    155,866/0      $1,671,000/$0

       Stephen E. Pomeroy        -             -        71,625/0      $  593,000/$0

       James C. Eck              -             -        10,000/0      $   12,000/$0

       Victor Eilau              -             -        15,000/0      $    7,000/$0

                           Report on Repricing Options

               On January 14, 1998, based on the recommendation of the
            Compensation Committee, the Board of Directors adjusted the exercise price of all stock options previously awarded to certain management emplolyees on January 6, 1997. The decision to reprice was made because the price of the Company's stock was historically very high on that date. Even though the financial performance of the Company met the expectations of analysts, the price of the Company's stock did not reflect this performance.
            The Board of Directors believes that the price of its stock was adversely affected by market conditions outside the control of management. The number of shares awarded under the repriced options remained the same as the number originally granted on January 6, 1997; as part of its decision, the Board of Directors determined not to give effect to the 3-for-2 stock split effected as a dividend on October 6, 1997.



                                                                                                                  Length of
                                                                                                               Original Option
                                                                                                                    Term
                                   Number of Securities   Market Price of    Exercise Price                      Remaining at
                                   Underlying Options     Stock at Time of     at Time of                          Date of
                                   Repriced or Amended      Repricing or      Repricing or     New Exercise      Repricing or
       Name                Date           (1)               Amendment $       Amendment $        Price ($)        Amendment
------------------------  ------  ---------------------  -----------------  ----------------  --------------  -----------------
David B. Pomeroy, II      1/14/98       25,000               $16.63             $34.19           $16.63            4 Years

Richard C. Mills          1/14/98        5,000               $16.63             $34.19           $16.63            1 Year

Stephen E. Pomeroy          N/A          None

James C. Eck              1/14/98       10,000               $16.63             $34.19           $16.63            1 Year

Victor Eilau                N/A          None
-------------------------------------------------------------------------------------------------------------------------------

(1)    If the options had not been repriced, under the terms of the anti-dilution provisions of the
       1992 Nonqualified and Incentive Stock Option Plan, the number of shares subject to the options would have been increased by one-half and the price would have been decreased by one-third, from $34.19 to $22.79, as a result of the 3-for-2 stock split effected on October 6, 1997.

                                            Submitted by Board of Directors
                                   -----------------------------------------------
                         David B. Pomeroy, II, James H. Smith, III, Michael E. Rohrkemper,
                         Kenneth R. Waters, David W. Rosenthal and Edwin S. Weinstein

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

               Effective January 6,  1998, Mr.  Pomeroy entered into  a Seventh
            Amendment to the Employment Agreement with the Company (the "Seventh Amendment"). Mr. Pomeroy's compensation under the Seventh Amendment will consist of a base salary of $475,000 for fiscal 1998 and each subsequent fiscal year unless modified by the Compensation Committee. Under the Seventh Amendment Mr. Pomeroy is also entitled to a cash bonus of up to a maximum of $400,000 and up to a maximum of 75,000 non-qualified stock options in fiscal 1998 based upon the Company's operating income. Mr. Pomeroy may also be paid a discretionary bonus under any compensation, benefit or management incentive plan. Fifty percent of any discretionary bonus will be paid in cash and fifty percent will be treated as incentive deferred compensation.

              Under the amended Employment Agreement the Company has agreed to pay all premiums for a term life insurance policy with a death benefit equal to $3,000,000 insuring the life of Mr. Pomeroy. The owner and beneficiary of this term life insurance policy is a trust established by Mr. Pomeroy. The Company and the trust entered into a split dollar arrangement whereunder the Company will pay all premiums on a whole life insurance policy with a death benefit equal to $2,000,000 insuring the life of Mr. Pomeroy, less the reportable economic benefit to the trust.

              Under the Seventh Amendment Mr. Pomeroy was granted an option to acquire 25,000 shares of Common Stock at a per share price equal to the fair market value of a share of Common Stock on January 3, 1997. In addition, the Company agreed to pay Mr. Pomeroy $5,000 per month during the term of the Agreement, for the business use of real estate owned by Mr. Pomeroy in Arizona. In the event of a change of control (as defined in the Agreement), the Company is required to provide Mr. Pomeroy with 100 hours of flight time on a private air carrier for business use per year for the term of the agreement.
            Currently the cost of one hour of flight time ranges from $1,400 to $2,300 depending on various factors.

               Mr. Mills has an employment agreement with the Company effective
            January 1, 1993. The term of Mr. Mills' agreement is three years and is extended annually for additional one-year periods unless either party gives 60 days written notice of termination. The agreement provides for a stated base salary, which will be $250,000 in fiscal 1998, and a discretionary bonus to be determined by the Board of Directors.

              Mr. Stephen  E.  Pomeroy has  an  employment agreement  with  the
            Company which extends to December 31,1999, and thereafter may be extended on a daily basis unless either party gives 60 days written notice of termination (or three days written notice if the Company terminates Mr. Pomeroy's employment for cause). Mr. Pomeroy's base salary was $115,000 for fiscal 1997 and will increase to $125,000 in fiscal 1998. The amount of any annual bonus will be paid 50% in cash and 50% as incentive deferred compensation.

              Mr. Eck has  an employment agreement  with the Company  extending from September 18, 1995 to January 5, 1999, which is extended annually for successive one-year periods unless either party gives 30 days written notice of termination. Mr. Eck's compensation under the agreement consists of a base salary, which will be $192,500 in fiscal 1998, annual and quarterly bonuses, monthly commissions based on gross sales, and stock options. The amount of any annual bonuses are determined on the basis of attainment of certain economic goals, and are to be paid 50% in cash and 50% as incentive deferred compensation.

              Mr.  Eilau,   President  of   Technology  Integration   Financial
            Services, Inc.( "TIFS" ), a wholly-owned subsidiary of the Company, has an employment agreement with the Company extending from July 6, 1997 to July 5, 2000, which is extended annually for successive one-year periods unless either party gives 30 days written notice of termination. Mr. Eilau's compensation under the agreement consists of a base salary, which will be $295,000 in fiscal 1998, deferred compensation based on Company revenues and pre-tax income and cash bonuses based on TIFS pre-tax income.



            Compensation Committee Interlocks and Insider Participation

              In fiscal 1997, the Compensation Committee consisted of David  B.
            Pomeroy, II, James H. Smith, III, Michael E. Rohrkemper and Kenneth
            R. Waters.  Mr.  Pomeroy  is the  Chief  Executive  Officer of  the
            Company.

              In  September  1995,   Pomeroy   Investments,   LLC   ( "Pomeroy
            Investments" ), a Kentucky limited liability company controlled by David B. Pomeroy, II, acquired from Paul Hemmer & Associates, III (the "Seller" ) approximately 11.5 acres of property at AirPark International in Boone County, Kentucky, and contracted with Paul Hemmer Construction Company, an affiliate of the Seller, for the construction of a new headquarters and distribution facility on the site. In addition, under the purchase agreement with the Seller, Pomeroy Investments was granted an option to purchase the contiguous 15.56 acres of land at any time during the three (3) years following completion of the construction project, subject to certain extensions and related rights. Pomeroy Investments has entered into a ten year triple-net lease with the Company (subject to an option to extend the term for two consecutive five year periods) for the new headquarters for an initial annual base rent of $7.50 per square foot for approximately 36,000 square feet of office use, $3.50 per square foot for approximately 88,084 square feet of service, sales and distribution use, and $1.50 per square foot for approximately 3,333 square feet of storage (calculated on a weighted average basis). The total base rent to be paid by the Company under the lease for all types of uses is $583,294 per year (plus pass-through costs such as taxes and insurance). These terms were determined on the basis of a fair market rental opinion given to the Company by West Shell Commercial, dated April 24, 1995.

              The Company expanded its  existing distribution center in  fiscal
            1997 to include a new depot repair facility that replaced the Company's former depot repair facility. Pomeroy Investments exercised its option to purchase 4.323 acres of the 15.56 acres of land described above and financed, purchased and owns the land and improvements necessary to accommodate the new depot repair facility. The Company is leasing the additional space from Pomeroy Investments at an annual base rent no less favorable to the Company than can be obtained from unaffiliated third parties.

             The Company  from  time to  time  has made  advances  to  Pomeroy
            Investments to satisfy Pomeroy Investments' working capital needs.

              James H. Smith, a  director of the Company,  is a stockholder  in the law firm of Lindhorst & Dreidame Co., L.P.A. Lindhorst & Dreidame Co. serves as general counsel to the Company. The legal services provided by Lindhorst & Dreidame Co. constituted less than 5% of the firm's business in 1997.


                                   EXECUTIVE COMPENSATION
                            REPORT OF THE COMPENSATION COMMITTEE

              The Compensation Committee of the Board of Directors is  composed of three (3) non-employee directors, Messrs. Smith, Rohrkemper and Waters, and Mr. Pomeroy, Chairman of the Board, President and Chief Executive Officer. The Committee is responsible for the establishment and oversight of the Company's Executive Compensation Program. This program is designed to meet the objectives of attracting, retaining and motivating executive employees and providing a balance of short term and long term incentives that can recognize individual contributions from an executive and the overall operating and financial results of the Company. The Committee intends to review Executive Compensation on a regular basis and to compare the competitiveness of the Company's executive compensation and corporate performance with other corporations comparable to the Company. The committee believes that the significant equity interest in the Company held by the Company's management aligns the interests of the shareholders and management. Through the programs adopted by the Company a significant portion of Executive Compensation is linked to individual and corporate performance and stock price appreciation.

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

                                   Long Term Compensation

            A. 1992 Non-Qualified and Incentive Stock Option Plan

              The Company's 1992 Non-Qualified and Incentive Stock Option  Plan
            (the "Option Plan") has presently reserved for issuance an aggregate of 1,350,000 common shares. The Option Plan was adopted to encourage ownership of common shares by officers and key employees of the Company to encourage their continued employment with the Company and to provide them with incentives to promote the success of the Company. The Stock Option Committee of the Board of Directors grants options under and otherwise administers the Option Plan. The exercise price for options under the Option Plan must be at least one hundred percent (100%) of the fair market value of the common shares on the date of grant; provided, however, in the event that an incentive stock option is granted to an employee who owns more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or, if applicable, a subsidiary or parent corporation of the Company, the exercise price per share for such incentive stock options cannot be less than one hundred ten percent (110%) of the fair market value of the common shares on the date of grant. The exercise price of options granted under the Option Plan is payable in cash or, at the discretion of the Stock Option Committee in whole or in part, in common shares, valued at their fair market value at the date of exercise. Each option granted under the Option Plan expires on the date or dates set forth in the specific option award as determined by the Stock Option Committee in its sole discretion, but not later than ten
            (10) years from the date of grant. The Option Plan will terminate on February 13, 2002, but such termination will not affect any outstanding options previously granted.

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

            B. 1992 Outside Directors' Stock Option Plan

               The Company's  1992 Outside  Directors' Stock  Option  Plan (the
            "Directors' Plan") has reserved for issuance an aggregate of 262,500 common shares to outside directors. The purpose of the plan is to encourage outside directors of the Company to acquire or increase their ownership of common shares on reasonable terms, to foster a strong incentive for outside directors to put forth maximum effort for the continued success and growth of the Company, to aid in retaining such individuals who put forth such efforts and to assist in attracting the best available individuals to serve as directors of the Company in the future. The Directors' Plan became effective February 13, 1992 and will terminate ten (10) years from that date. Pursuant to the Directors' Plan, an option to purchase 10,000 common shares is automatically granted on the first day of the initial term of an outside director. Thereafter, an option to purchase an additional 2,500 common shares will automatically be granted upon the first day of each consecutive year of service on the Board of Directors. The exercise price of the options will be the fair market value of the shares on the date the option is granted. The options may be exercised after one (1) year from the date of grant for not more than one-third (1/3) of the shares subject to the option and an additional one-third (1/3) of the shares subject to the option may be exercised for each of the next two (2) years thereafter. To the extent not exercised, options granted under the Directors' Plan will expire five (5) years after the date of grant except upon termination of the director's service on the Board, in which case the option may be exercised within three (3) months of the date of such termination (but not beyond the term of the option) and, except upon death of the director in which case the option may be exercised by the deceased director's legatee, personal representative or distributee within one (1) year of the date of death (but not beyond the term of the option).

            C. Employee Benefit Plans

               The Company maintains a 401(k) savings plan which generally covers all employees of the Company. Plan participants may contibute up to fifteen percent (15%) of their annual base salary on a pre-tax basis, although contributions of certain highly compensated employees may be limited under federal tax laws. The Company does not contribute to the plan. Beginning in fiscal 1998 the Company will make contributions to the plan based on a participant's annual pay.

               As of  July 1,  1992, the  Company converted its  Profit Sharing
            Plan, which covers substantially all employees, to an Employee Stock Ownership Plan (ESOP). Participation requirements under the ESOP were essentially those as existed under the Profit Sharing Plan. No less than the majority and no more than seventy-five percent (75%) of the assets of the ESOP were to be invested in common stock of the Company purchased on the open market. In December 1996 the Board of Directors took action to initiate proceedings to terminate the ESOP. In late 1997, the Company received a termination letter from the Internal Revenue Service but the process of winding up the ESOP and distributing the assets to the participants has not been completed. Employees have the option to roll over their respective ESOP accounts to the Company's 401-K Plan. As of April 30, 1998, the ESOP still held 17,458 shares of common stock of the Company.


                            Chief Executive Officer Compensation

              Mr. Pomeroy served as Chairman of  the Board and Chief  Executive
            Officer throughout fiscal 1997. Mr. Pomeroy's compensation, which includes an annual salary, bonuses and stock options, was determined in accordance with the terms of the Sixth Amendment to his Employment Agreement. The Sixth Amendment, which established the performance criteria for fiscal 1997, was adopted by the Compensation Committee in December 1995.

               The terms of Mr. Pomeroy's Employment Agreement and any
            amendments thereto are based on the factors described above including a review of the compensation paid to executives of comparable companies.

                            Submitted by the Compensation Committee
                       -------------------------------------------------
                 James H. Smith, III, Michael E. Rohrkemper, Kenneth R. Waters
                 and David B. Pomeroy, II.

                                     PERFORMANCE GRAPH

               The following Performance Graph compares the percentage of the cumulative total shareholder return on the Company's common shares with the cumulative total return assuming reinvestment of dividends of (i) the S&P 500 Stock Index and (ii) the NASDAQ Industrial Index.



                                 CUMULATIVE  TOTAL RETURN

                     Based on reinvestment of $100 beginning April 10,1992


                    4-10-92  12-31-92  12-31-94  12-31-95  12-31-96  12-31-97
                    _______  ________  ________  ________  ________  ________

        PMRY          100       82        135      166       727        557

        S&P 500       100      108        116      153       184        240

        NASDAQ        100      107        119      112       143        232

              Item 12.   Security Ownership  of Certain  Beneficial  Owners and
                         ______________________________________________________
                         Management
                         __________

              The following table sets forth  certain information, as of  April
            30, 1998, with respect to each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding common stock, and information with respect to the beneficial ownership of its common stock by each Director, each Named Executive Officer, and by the Directors and executive officers of the Company as a group.

                                              Amount & Nature of
            Name                            Beneficial Ownership(1)  % of Class
            ____                            _______________________  __________

            David B. Pomeroy, II                2,445,883 (2)           21.09%

            Richard C. Mills                      161,075 (3)            1.39%

            Stephen E. Pomeroy                     97,391 (4)              *

            James C. Eck                           18,000 (5)              *

            Victor Eilau                           20,000 (6)              *

            James H. Smith, III                    14,798 (7)              *

            David  W. Rosenthal                    18,307 (8)              *

            Michael E. Rohrkemper                  19,625 (9)              *

            Kenneth R. Waters                       3,333 (10)             *

            Pomeroy Computer Resources, ESOP       17,458 (11)             *

            Directors and all Executive
            Officers as  a Group                2,797,954 (12)          23.31%

            * Less than one percent (1%)

            (1)  The "Beneficial Owner" of a security includes any person who shares voting power or investment power with respect to such security or has the right to acquire beneficial ownership of such security within 60 days based solely on information provided to the Company.

            (2)  Includes 22,636 shares owned by his spouse as to which Mr.
              Pomeroy disclaims beneficial ownership. Also includes 138,375 shares issuable upon exercise of stock options and 17,458 shares owned by the ESOP. See note (11) below. Mr. Pomeroy disclaims beneficial ownership as to all of the shares held by the ESOP since all of the shares which had been allocated to his account have been transferred from the ESOP pursuant to the termination process.

            (3)  Includes 160,866 shares of Common Stock issuable upon exercise of stock options and 209 shares held by the ESOP allocated to the account of Mr. Mills, which shares he has the right to vote under the Plan with respect to certain matters.

            (4)  Includes 91,625 shares of Common Stock issuable upon exercise of stock options and 190 shares held by the ESOP allocated to the account of Mr. Pomeroy, which shares he has the right to vote under the Plan with respect to certain matters.

            (5)  Includes 15,000 shares of Common Stock issuable upon exercise of stock options.

            (6)  Includes 20,000 shares of Common Stock issuable upon exercise of stock options.

            (7)  Includes 13,561 shares issuable upon exercise of stock options.

            (8)  Includes 2,700 shares of Common Stock owned by his spouse,  59 shares held by the ESOP allocated to the account of his spouse (which shares she has the right to vote under the Plan) and 3,500 shares issuable to his spouse upon the exercise of stock options, as to which Dr. Rosenthal disclaims beneficial ownership. Includes 5,000 shares of Common Stock issuable upon exercise of stock options.

            (9)  Includes 247 shares  of Common Stock held by Rohrkemper &
              Ossege Ltd., a partnership in which Mr. Rohrkemper has a 60% interest. Also includes 16,562 shares of Common Stock issuable upon exercise of stock options.

           (10) Includes 3,333 shares of Common Stock issuable upon exercise of stock options.

           (11) The ESOP has been terminated and is in the process of winding up. As of April 30, 1998, the ESOP still held 17,458 shares of common stock. The trustee of the ESOP is David B. Pomeroy, II, an officer of the Company who has voting control over the shares held in the ESOP in certain situations.

           (12) Includes all the shares owned by Pomeroy Computer Resources ESOP. In December 1996 the Board of Directors took action to initiate proceedings to terminate the ESOP for which distributions are expected to be completed during fiscal 1998.


            Item 13.  Certain Relationships and Related Transactions
                      ______________________________________________

              James H. Smith, III, a director of the Company, is a  shareholder in the law firm of Lindhorst & Dreidame Co. L.P.A., which serves as general counsel to the Company. See " Compensation Committee Interlocks and Insider Participation".

              Mr. David B. Pomeroy, II the Chairman of the Board, President and
            Chief Executive Officer of the Company, engaged in certain transactions with the Company in the last fiscal year. See " Compensation Committee Interlocks and Insider Participation" and "Employment Agreements".

              Addie W. Rosenthal, the spouse of Dr. Rosenthal, a member of  the
            Board of Directors, serves as Vice President of Marketing and Investor Relations for the Company.

              Kenneth R. Waters, a  director of the  Company since April  1997, served as a consultant to the Company from June 1996 through November 1996. Mr. Waters was paid $1,500 per month for his services for a total of $9,000 during the term of the consulting arrangement. In January 1997, the Company retained Mr. Waters to provide additional consulting services to the Company on an on-going basis. Mr. Waters is paid $1,500 per month which also includes his compensation as a member of the Board of Directors.

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

                                               POMEROY COMPUTER RESOURCES, INC.
                                               ________________________________

                                                         (Registrant)


                                                         /s/ Stephen E. Pomeroy
                                                        _______________________
                                                        Stephen E. Pomeroy
                                                        Chief Financial Officer
            Dated: May 20, 1998