Form 10-Q
period 1998-07-05
POMEROY COMPUTER RESOURCES INC
filed 1998-08-11
CIK 883979

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549
                                       FORM 10-Q
          (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 5, 1998

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

                       1020 Petersburg Road, Hebron, KY 41048
                       ______________________________________
                      (Address of principal executive offices)

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

          YES ___X___NO___

          The number of shares of common stock outstanding as of July 31, 1998 was 11,526,245.

                           POMEROY COMPUTER RESOURCES, INC.
                                  TABLE OF CONTENTS
          Part I.     Financial
                      Information


                      Item 1.           Financial Statements:       Page
                                                                    ____


                                        Consolidated Balance          3
                                        Sheets as of January 5,
                                        1998 and July 5, 1998

                                        Consolidated Statements of    4
                                        Income for the Quarters
                                        Ended July 5, 1998 and
                                        1997

                                        Consolidated Statements of    5
                                        Income for the Six Months
                                        Ended July 5, 1998 and
                                        1997

                                        Consolidated Statements of    6
                                        Cash Flows for the Six
                                        Months Ended July 5, 1998
                                        and 1997

                                        Notes to Consolidated         7
                                        Financial Statements

                      Item 2.           Management's Discussion       9
                                        and Analysis of Financial
                                        Condition and Results of
                                        Operations

          Part II.    Other Information                               12

          SIGNATURE                                                   13



                           POMEROY COMPUTER  RESOURCES, INC.

                              CONSOLIDATED BALANCE SHEETS
                                     ( In thousands)


                                                        January 5,      July 5,
                                                          1998           1998
                                                       _________      _________
       ASSETS        Current assets:
          Cash                                         $     380      $   2,018
           Accounts and note receivable, less
            allowance of $578 and $787 at January 5,
            and July 5, 1998, respectively                99,707        132,329
          Inventories                                     39,160         33,941
          Other                                              816          2,283
                                                       _________      _________
                           Total current assets          140,063        170,571
                                                       _________      _________

       Equipment and leasehold improvements               17,316         21,108
       Less accumulated depreciation                       6,770          8,562
                                                       _________      _________
             Net equipment and leasehold improvements     10,546         12,546

       Other assets                                       16,655         25,559
                                                       _________      _________
                           Total assets                $ 167,264      $ 208,676
                                                       =========      =========

       LIABILITIES AND EQUITY
       Current liabilities:
          Notes payable                                $   2,077      $   2,456
          Accounts payable                                40,038         53,327
          Bank notes payable                              22,611         41,333
          Other current liabilities                       12,309          7,873
                                                       _________      _________
                           Total current liabilities      77,035        104,989

       Notes payable                                       1,434          3,780
       Deferred income taxes                                  18            450

       Equity:
          Preferred stock (no shares
          issued or outstanding)                              -              -
          Common stock (11,402 and 11,507 shares
          issued and outstanding at January 5
          and July 5, 1998, respectively)                    114            115
          Paid-in capital                                 60,226         61,620
          Retained Earnings                               28,641         37,926
                                                       _________      _________
                                                          88,981         99,661

          Less treasury stock, at cost (21 shares
          at January 5 and July 5, 1998, respectively)       204            204
                                                       _________      _________
                         Total equity                     88,777         99,457

                         Total liabilities and equity  $ 167,246      $ 208,676
                                                       =========      =========

                          See notes to consolidated financial statements.


                     POMEROY COMPUTER RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF INCOME
                      ( In thousands, except per share amounts)

                                                  Quarter Ended
                                              ________________________
                                                July 5,       July 5,
                                                 1997          1998
                                              __________    __________
          Net sales and revenues              $  118,218    $  158,843
           Cost of sales and service               99,083       131,573
                                              __________    __________
                    Gross profit                  19,135        27,270

          Operating expenses:
             Selling, general
             and administrative                   11,297        16,445
             Rent expense                            446           626
             Depreciation                            700           954
             Amortization                            223           453
                                              __________    __________
                    Total operating expenses      12,666        18,478
                                              __________    __________

          Income from operations                   6,469         8,792

          Interest expense                            99           877
          Other expense (income)                     169           (33)
                                              __________    __________
          Income before income tax                 6,201         7,948

          Income tax expense                       2,232         2,940
                                              __________    __________
          Net income                          $    3,969    $    5,008
                                              ==========    ==========

          Weighted average shares outstanding:
                Basic                             11,231        11,450
                Diluted                           11,521        11,804


          Earnings per common share:
                Basic                         $     0.35    $     0.44
                Diluted                       $     0.34    $     0.42

                     See notes to consolidated financial statements.


                     POMEROY COMPUTER RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF INCOME
                      ( In thousands, except per share amounts)

                                                  Six Months Ended
                                              ________________________
                                                July 5,       July 5,
                                                 1997          1998
                                              __________    __________

          Net sales and revenues              $  218,584    $  294,041
          Cost of sales and service              182,545       243,538
                                              __________    __________
                    Gross profit                  36,039        50,503

          Operating expenses:
             Selling, general
             and administrative                   21,772        30,765
             Rent expense                            919         1,188
             Depreciation                          1,503         1,806
             Amortization                            435           762
                                              __________    __________
                    Total operating expenses      24,629        34,521
                                              __________    __________

          Income from operations                  11,410        15,982

          Interest expense                           466         1,301
          Other income                               121           (56)
                                              __________    __________
          Income before income tax                10,823        14,737

          Income tax expense                       3,896         5,452
                                              __________    __________
          Net income                          $    6,927    $    9,285
                                              ==========    ==========

          Weighted average shares outstanding:
                Basic                             10,783        11,421
                Diluted                           11,085        11,758


          Earnings per common share:
                Basic                         $     0.64    $     0.81
                Diluted                       $     0.62    $     0.79

                     See notes to consolidated financial statements.

                               POMEROY COMPUTER RESOURCES, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                                          Six Months Ended
                                                      ________________________
                                                        July 5,       July 5,
                                                         1997          1998
                                                      __________    __________


          Net cash flows used in operating activities $  (14,711)   $   (4,622)
                                                       __________    __________

          Cash flows used in investing activities:
             Capital expenditures                         (1,180)       (1,932)
             Acquisition of resellers                     (1,958)      (11,229)
                                                      __________    __________
          Net investing activities                        (3,138)      (13,161)
                                                      __________    __________

          Cash flows provided by (used in)
          financing activities:
             Net borrowings (payments) on bank note      (11,832)       18,722
             Payment of note payable                        (425)         (696)
             Proceeds from secondary offering             23,262            -
             Proceeds from exercise of stock options         130         1,395
                                                      __________    __________
          Net financing activities                        11,135        19,421
                                                      __________    __________

          Increase (decrease) in cash                     (6,714)         1,638

          Cash:
             Beginning of period                           6,809           380
                                                      __________    __________
             End of period                            $       95    $    2,018
                                                      ==========    ==========

                               See notes to consolidated financial statements.

                           POMEROY COMPUTER RESOURCES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          1.  Basis of Presentation
            The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the six-month period ended July 5, 1998 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 1999.

          2.   Borrowing Arrangements

            At January 5 and July 5, 1998, bank notes payable include $6.5 million and $12.1 million, respectively, of overdrafts in accounts with the Company's primary lender. These amounts were subsequently funded through the normal course of business.


          3.   Earnings per Common Share

            The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:
                 (in thousands, except per share data)

                                       Quarter ended July 5,
                           ______________________________________
                                  1997                1998
                           __________________  __________________
                                    Per Share           Per Share
                             Shares  Amount      Shares  Amount
                           ________ _________  ________ _________
       Basic EPS             11,231   $  0.35    11,450   $  0.44

       Effect of dilutive
        stock options           290     (0.01)      354     (0.02)
                           ________ _________  ________ _________
       Diluted EPS           11,521  $   0.34    11,804  $   0.42
                           ======== =========  ======== =========



                                    Six Months ended July 5,
                           ______________________________________
                                  1997                1998
                           __________________  __________________
                                    Per Share           Per Share
                             Shares  Amount      Shares  Amount
                           ________ _________  ________ _________
       Basic EPS             10,783   $  0.64    11,421   $  0.81

       Effect of dilutive
        stock options           302     (0.02)      337     (0.02)
                           ________ _________  ________ _________
       Diluted EPS           11,085  $   0.62    11,758  $   0.79
                           ======== =========  ======== =========

          4.  Supplemental Cash Flow Disclosures


            Supplemental disclosures with respect to cash flow information
            and  non-cash  investing  and  financing   activities  are  as
            follows:


                                                  Six Months Ended
                                        ____________________________________
                                            July 5, 1997       July 5, 1998
                                           ____________       ____________
               Interest paid                   $470             $1,045
                                               ====             ======

               Income taxes paid               $251             $9,353
                                               ====             ======

               Business combinations
               accounted for as purchases:

                   Assets acquired                             $31,734
                   Liabilities assumed                          18,505
                   Notes payable                                 2,000
                                                               _______
                   Net cash paid                               $11,229


        5.  Litigation
            There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

         6.   Subsequent Event

             On July 14, 1998 the Company finalized a $120 million credit facility with Deutsche Financial Services Corp (" DFS"). This credit facility provides a credit line of $60.0 million for inventory financing and $60.0 million for accounts receivable financing. The inventory financing portion of the credit facility will  continue  to  utilize  thirty  day  notes  and
             provide     interest free      financing   due  to  subsidies
             by manufacturers. The credit facility can be amended, with proper notification,if the thirty day interest free subsidies provided by manufacturers are revised. The accounts receivable portion of the credit facility carries a variable interest rate based on the prime rate less 125 basis points. The credit facility will be collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company will be subject to various financial covenants.

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

                           POMEROY COMPUTER RESOURCES, INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            TOTAL NET SALES AND REVENUES. Total net sales and revenues increased $40.6 million, or 34.4%, to $158.8 million in the second quarter of 1998 from $118.2 million in the second quarter of 1997. This increase was attributable to acquisitions completed in fiscal years 1998 and 1997 and an increase in sales to existing and new customers. Excluding acquisitions completed in fiscal years 1998 and 1997, total net sales and revenues increased 12.7%. Sales of equipment and supplies increased $33.5 million, or 31.4%, to $140.1 million in the second quarter of 1998 from $106.6 million in the second quarter of 1997. Excluding acquisitions completed in fiscal years 1998 and 1997, sales of equipment and supplies increased 9.3%. Service revenues increased $7.1 million, or 61.2%, to $18.7 million in the second quarter of 1998 from $11.6 million in the second quarter of 1997. Excluding acquisitions completed in fiscal years 1998 and 1997, service revenues increased 43.9%.

            Total net sales and revenues increased $75.4 million, or 34.5%, to $294.0 million in the first half of 1998 from $218.6 million in the first half of 1997. Excluding acquisitions completed in fiscal years 1998 and 1997, total net sales and revenues increased 19.2%. Sales of equipment and supplies increased $61.7 million, or 31.3%, to $258.6 million in the first half of 1998 from $196.9 million in the first half of 1997. Excluding acquisitions completed in fiscal years 1998 and 1997, sales of equipment and supplies increased 16.1%. Service and other revenues increased $13.7 million, or 63.1%, to $35.4 million in the first half of 1998 from $21.7 million in the first half of 1997. Excluding acquisitions completed in fiscal years 1998 and 1997, service and other revenues increased 48.0%.


            GROSS MARGIN. Gross margin was 17.2 % in the second quarter of 1998 compared to 16.2% in the second quarter of 1997. This improved gross margin in the second quarter of 1998 can be attributed to an increase in the percentage of higher-margin service revenues. Service revenues as a percentage of total net sales increased to 11.8% in the second quarter of fiscal 1998 compared to 9.8% in the second quarter of fiscal 1997. Factors that may have an impact on gross margin in the future include the percentage of equipment sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

            Gross profit as a percentage of sales was 17.2% in the first half of fiscal 1998 compared to 16.5% in the first half of fiscal 1997. This improved gross margin in the first half of fiscal 1998 can be attributed to an increase in higher-margin service revenues as a percentage of total net sales. Service revenues as a percentage of total net sales increased to 12.0% in the first half of fiscal 1998 compared to 9.9% in the first half of fiscal 1997.

            OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 10.8% and 10.9% for the second quarter and first half of fiscal 1998, respectively, from 9.9% and 10.4% in the second quarter and first half of fiscal 1997, respectively. Excluding acquisitions completed in fiscal years 1998 and 1997, selling, general and administrative expenses expressed as a percentage of total net sales and revenues would have been 10.2% and 10.4% in the second quarter and first half of fiscal 1998, respectively. Total operating expenses expressed as a percentage of total net sales and revenues increased to 11.6% and 11.7% in the second quarter and first half of 1998, respectively, from 10.7% and 11.3% in the second quarter and first half of 1997, respectively. Excluding acquisitions completed in fiscal years 1998 and 1997, total operating expenses expressed as a percentage of total net sales and revenues would have been 11.0% and 11.2% in the second quarter and first half of fiscal 1998, respectively.

            INCOME FROM OPERATIONS. Income from operations increased $2.3 million, or 35.4%, to $8.8 million in the second quarter of fiscal 1998 from $6.5 million in the second quarter of fiscal 1997. The Company's operating margin remained at 5.5% in the second quarter of fiscal 1998 as compared to the same period in fiscal 1997.





            Income from operations increased $4.6 million, or 40.4%, to $16.0 million in the first half of fiscal 1998 from $11.4 million in the first half of fiscal 1997. Operating margin increased to 5.4% in the first half of fiscal 1998 as compared to 5.2% in fiscal 1997 as the increase in gross margin offset the increase in operating expenses as a percent of net sales and revenues.

            INTEREST EXPENSE. Interest expense was $0.9 million and $1.3 million in the second quarter and first half of fiscal 1998 compared with $0.1 million and $0.5 million in the second quarter and first half of fiscal 1997. This increase in the second quarter and first half of 1998 from the comparable periods in fiscal 1997 is due to higher average debt outstanding primarily as a result of increased cash needs for acquisitions.

            INCOME TAXES. The Company's effective tax rate was 37.0% in the second quarter and first half of fiscal 1998 compared to 36.0% in the second quarter and first half of fiscal 1997.

            NET INCOME. Net income increased $1.0 million, or 25.0%, to $5.0 million in the second quarter of fiscal 1998 from $4.0 million in the second quarter of fiscal 1997. This increase was a result of the factors described previously. Net income increased $2.4 million, or 34.8%, to $9.3 million in the first half of fiscal 1998 from $6.9 million in the first half of fiscal 1997. This increase was a result of the factors described previously.

                            LIQUIDITY AND CAPITAL RESOURCES

            Cash used in operating activities was $4.6 million in the first half of fiscal 1998. Cash used in investing activities included $11.2 million for acquisitions and $1.9 million for capital expenditures. Cash provided by financing activities included $18.7 million of net borrowings on bank notes payable and $1.4 million from the exercise of stock options less $0.7 million of repayments on various notes payable.

            A significant part of the Company's inventories is ffiinnanced by floor plan arrangements with third parties. At July 5, 1998, these lines of credit totaled $37.0 million, including $12.0 million with IBM Credit Corporation (" ICC") and $25.0 million with Deutsche Financial Services (" DFS"). Borrowings under the ICC floor plan arrangement are made on sixty day notes,
            with  one-half  of  the  note  amount   due  in  thirty  days.
            Borrowings under the DFS floor plan arrangement are made on thirty day notes. All such borrowings are secured by the related inventory.  Financing  on  substantially  all  of  the
            arrangements  is   interest   free   due   to   subsidies   by
            manufacturers. The average interest rate on the plans overall is less than 1.0% per annum. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.




            On July 14, 1998, the Company finalized a $120.0 million line of credit with DFS. This credit facility provides a credit line of $60.0 million for inventory financing and $60.0 million for accounts receivable financing. The inventory financing portion of the credit facility will continue to utilize thirty day notes and provide interest free financing due to subsidies by manufacturers. The credit facility can be amended, with proper notification, if the thirty day interest free subsidies provided by manufacturers are revised. Any change in the subsidies provided by manufacturers could increase the financing costs of the
            Company. The accounts receivable portion of the credit facility carries a variable interest rate based on the prime rate less 125 basis points. The credit facility will be collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company will be subject to various financial covenants.
            The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company's capital requirements for the next 12 months.

                                        OTHER

            The Company is heavily dependent upon complex computer systems for all phases of its operations, which include sales and distribution. The Company began addressing the affect of the Year 2000 compliance issue in 1996. The Year 2000 date issue arises from the fact that many computer programs use only two digits to identify a year in a date field. The Company has completed an assessment of its own systems and determined that its principle systems are Year 2000 compliant. Management does not expect that any costs associated with the Company becoming Year 2000 compliant will have a material adverse impact on the Company's financial position, results of operations or cash flows. The Company is continuing to assess the Year 2000 issue with respect to its customers and suppliers. The Company could be adversely impacted by the Year 2000 date issue if its suppliers, customers and other businesses do not address this issue successfully. Management continues to assess these risks in order to be able to respond in a manner which would reduce any impact on the Company.

                              PART II - OTHER INFORMATION


          Items 1 to 5 None

          Item 6 Exhibits and Reports on Form 8-K
           (a) Exhibits
          ____________
           11                   Computation of Per
                                Share Earnings

           27                   Financial Data Schedule

          (b) Reports
           on Form 8-K   None

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

            Date: August 11, 1998       By: /s/ Stephen E. Pomeroy
                                        Stephen E. Pomeroy
                                        Chief Financial Officer and
                                        Chief Accounting Officer