Form 10-Q
period 1998-10-05
POMEROY COMPUTER RESOURCES INC
filed 1998-11-12
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)
[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
      OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  October  5,  1998


                                       OR



[ ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
      OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from              to

Commission  file  number  0-20022


                        POMEROY COMPUTER RESOURCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                            31-1227808
--------------------------------------------------------------------------------
(State or jurisdiction  of incorporation                      (I.R.S. Employer
          or organization)                                   Identification No.)


                     1020 Petersburg Road,  Hebron, KY 41048
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (606) 586-0600
                                 --------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES    X     NO
      ---         ---

The number of shares of common stock outstanding as of October 30, 1998 was 11,533,619.

                                    1 of 14

                               POMEROY COMPUTER RESOURCES

                                   TABLE OF CONTENTS



Part I.    Financial Information
           Item 1.                Financial Statements:                            Page
                                                                                   ----
                                  Consolidated Balance Sheets as of January 5,        3
                                  1998 and October 5, 1998

                                  Consolidated Statements of Income for the           4
                                  Quarters Ended October 5, 1998 and 1997

                                  Consolidated Statements of  Income for the Nine     5
                                  Months Ended October 5, 1998 and 1997

                                  Consolidated Statements of Cash Flows for the       6
                                  Nine Months Ended October 5, 1998 and 1997

                                  Notes to Consolidated Financial Statements          7

           Item 2.                Management's Discussion and Analysis of             9
                                  Financial Condition and Results of Operations

Part II    Other Information                                                         13

SIGNATURE                                                                            14


                                    2 of 14

                                  POMEROY COMPUTER RESOURCES

                                  CONSOLIDATED BALANCE SHEETS
                                        (In thousands)


                                                                      JANUARY 5,   OCTOBER 5,
ASSETS                                                                   1998         1998
                                                                      -----------  -----------
CURRENT ASSETS:
   CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       380  $     1,519
   ACCOUNTS AND NOTE RECEIVABLE, LESS ALLOWANCE OF $578 AND $739 AT
   JANUARY 5, AND OCTOBER 5, 1998, RESPECTIVELY. . . . . . . . . . .       99,707      138,816
   INVENTORIES . . . . . . . . . . . . . . . . . . . . . . . . . . .       39,160       40,218
   OTHER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          816        1,333
                                                                      -----------  -----------
               TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .      140,063      181,886
                                                                      -----------  -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS . . . . . . . . . . . . . . . .       17,316       22,208
LESS ACCUMULATED DEPRECIATION. . . . . . . . . . . . . . . . . . . .        6,770        9,477
                                                                      -----------  -----------
   NET EQUIPMENT AND LEASEHOLD IMPROVEMENTS. . . . . . . . . . . . .       10,546       12,731
                                                                      -----------  -----------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,655       26,633
                                                                      -----------  -----------
               TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $   167,264  $   221,250
                                                                      ===========  ===========

LIABILITIES & EQUITY
CURRENT LIABILITIES:
   NOTES PAYABLE . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,077  $     2,456
   ACCOUNTS PAYABLE. . . . . . . . . . . . . . . . . . . . . . . . .       40,038       56,767
   BANK NOTES PAYABLE. . . . . . . . . . . . . . . . . . . . . . . .       22,611       39,408
   OTHER CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . .       12,309       12,043
                                                                      -----------  -----------
               TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . .       77,035      110,674
                                                                      -----------  -----------

NOTES PAYABLE. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,434        5,090
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . .           18          434

EQUITY:
   PREFERRED STOCK (NO SHARES ISSUED OR OUTSTANDING) . . . . . . . .            -            -
   COMMON STOCK (11,402 AND 11,534 SHARES ISSUED AND OUTSTANDING AT
   JANUARY 5 AND OCTOBER 5, 1998, RESPECTIVELY). . . . . . . . . . .          114          115
   PAID-IN CAPITAL . . . . . . . . . . . . . . . . . . . . . . . . .       60,226       61,940
   RETAINED EARNINGS . . . . . . . . . . . . . . . . . . . . . . . .       28,641       43,319
                                                                      -----------  -----------
                                                                           88,981      105,374
LESS TREASURY STOCK, AT COST (21 AND 31 SHARES AT JANUARY 5
AND OCTOBER 5, 1998, RESPECTIVELY) . . . . . . . . . . . . . . . . .          204          322
                                                                      -----------  -----------

                  TOTAL EQUITY . . . . . . . . . . . . . . . . . . .       88,777      105,052
                                                                      -----------  -----------
                  TOTAL LIABILITIES AND EQUITY . . . . . . . . . . .  $   167,264  $   221,250
                                                                      ===========  ===========

                 See notes to consolidated financial statements.
                                    3 of 14

                           POMEROY COMPUTER RESOURCES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                               Quarter Ended
                                         --------------------------
                                          OCTOBER 5,    OCTOBER 5,
                                             1997          1998
                                         ------------  ------------
NET SALES AND REVENUES. . . . . . . . .  $   130,729   $   163,790
COST OF SALES AND SERVICE . . . . . . .      109,196       134,275
                                         ------------  ------------
      GROSS PROFIT. . . . . . . . . . .       21,533        29,515

OPERATING EXPENSES:
   SELLING, GENERAL AND ADMINISTRATIVE.       12,841        18,292
   RENT EXPENSE . . . . . . . . . . . .          486           622
   DEPRECIATION . . . . . . . . . . . .          702           973
   AMORTIZATION . . . . . . . . . . . .          271           433
                                         ------------  ------------
      TOTAL OPERATING EXPENSES. . . . .       14,300        20,320
                                         ------------  ------------

INCOME FROM OPERATIONS. . . . . . . . .        7,233         9,195

INTEREST EXPENSE. . . . . . . . . . . .          182           711
OTHER EXPENSE (INCOME). . . . . . . . .          (42)          (77)
                                         ------------  ------------
INCOME BEFORE INCOME TAX. . . . . . . .        7,093         8,561

INCOME TAX EXPENSE. . . . . . . . . . .        2,553         3,168
                                         ------------  ------------
NET INCOME. . . . . . . . . . . . . . .  $     4,540   $     5,393
                                         ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC. . . . . . . . . . . . . . . .       11,269        11,505
   DILUTED. . . . . . . . . . . . . . .       11,617        11,745

EARNINGS PER COMMON SHARE:
   BASIC. . . . . . . . . . . . . . . .  $      0.40   $      0.47
   DILUTED. . . . . . . . . . . . . . .  $      0.39   $      0.46

                 See notes to consolidated financial statements.

                                    4 of 14

                           POMEROY COMPUTER RESOURCES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                             Nine Months Ended
                                         -------------------------
                                         OCTOBER 5,   OCTOBER 5,
                                            1997         1998
                                         -----------  ------------
NET SALES AND REVENUES. . . . . . . . .  $   349,313  $   457,831
COST OF SALES AND SERVICE . . . . . . .      291,741      377,814
                                         -----------  ------------
      GROSS PROFIT. . . . . . . . . . .       57,572       80,017

OPERATING EXPENSES:
   SELLING, GENERAL AND ADMINISTRATIVE.       34,613       49,057
   RENT EXPENSE . . . . . . . . . . . .        1,405        1,810
   DEPRECIATION . . . . . . . . . . . .        2,205        2,779
   AMORTIZATION . . . . . . . . . . . .          706        1,195
                                         -----------  ------------
      TOTAL OPERATING EXPENSES. . . . .       38,929       54,841
                                         -----------  ------------

INCOME FROM OPERATIONS. . . . . . . . .       18,643       25,176

INTEREST EXPENSE. . . . . . . . . . . .          648        2,011
OTHER EXPENSE (INCOME). . . . . . . . .           79         (133)
                                         -----------  ------------
INCOME BEFORE INCOME TAX. . . . . . . .       17,916       23,298

INCOME TAX EXPENSE. . . . . . . . . . .        6,449        8,620
                                         -----------  ------------
NET INCOME. . . . . . . . . . . . . . .  $    11,467  $    14,678
                                         ===========  ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC. . . . . . . . . . . . . . . .       10,949       11,450
   DILUTED. . . . . . . . . . . . . . .       11,263       11,754

EARNINGS PER COMMON SHARE:
   BASIC. . . . . . . . . . . . . . . .  $      1.05  $      1.28
   DILUTED. . . . . . . . . . . . . . .  $      1.02  $      1.25

See  notes  to  consolidated  financial  statements.

                                    5 of 14

                            POMEROY COMPUTER RESOURCES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)


                                                            Nine Months Ended
                                                        --------------------------
                                                         October 5,    October 5,
                                                            1997          1998
                                                        ------------  ------------
Net cash flows used in operating activities. . . . . .  $   (21,995)  $    (2,312)
                                                        ------------  ------------

Cash flows used in investing activities:
   Capital expenditures. . . . . . . . . . . . . . . .       (1,790)       (2,684)
   Acquisition of resellers. . . . . . . . . . . . . .       (2,990)      (11,229)
                                                        ------------  ------------
Net investing activities . . . . . . . . . . . . . . .       (4,780)      (13,913)
                                                        ------------  ------------

Cash flows provided by (used in) financing activities:
   Net borrowings (payments) on bank note. . . . . . .       (3,070)       16,797
   Payment of notes payable. . . . . . . . . . . . . .         (492)       (1,030)
   Net proceeds of stock offering. . . . . . . . . . .       23,262             -
   Purchase of treasury stock. . . . . . . . . . . . .            -          (118)
   Proceeds from exercise of stock options . . . . . .          320         1,715
                                                        ------------  ------------
Net financing activities . . . . . . . . . . . . . . .       20,020        17,364
                                                        ------------  ------------

Increase (decrease) in cash. . . . . . . . . . . . . .       (6,755)        1,139

Cash:
   Beginning of period . . . . . . . . . . . . . . . .        6,809           380
                                                        ------------  ------------
   End of period . . . . . . . . . . . . . . . . . . .  $        54   $     1,519
                                                        ============  ============

                 See notes to consolidated financial statements.

                                    6 of 14

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis  of  Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the nine-month period ended October 5, 1998 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 1999.

2.   Borrowing  Arrangements

          At January 5 and October 5, 1998, bank notes payable include $6.5 million and $2.1 million, respectively, of overdrafts in accounts with the Company's secondary lender. These amounts were subsequently funded through the normal course of business.

On July 14, 1998 the Company finalized a $120 million credit facility with Deutsche Financial Services Corp ("DFS"). This credit facility provides a credit line of $60.0 million for inventory financing and $60.0 million for accounts receivable financing. The inventory financing portion of the credit facility utilizes thirty day notes and provides interest free financing due to subsidies by manufacturers. The credit facility can be amended, with proper notification, if the thirty day interest free subsidies provided by manufacturers are revised. The accounts receivable portion of the credit facility carries a variable interest rate based on the prime rate less 125 basis points. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants.

3.     Earnings  per  Common  Share

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

(In  thousands,  except  per  share  data)

                                                  Quarter ended October 5,
                                           ----------------------------------------
                                                  1997                1998
                                           -------------------  -------------------
                                                   Per Share             Per Share
                                           Shares    Amount     Shares     Amount
                                           ------  -----------  ------  -----------
         Basic EPS. . . . . . . . . . . .  11,269  $     0.40   11,505  $     0.47
         Effect of dilutive stock options     348       (0.01)     240       (0.01)
                                           ------  -----------  ------  -----------
         Diluted EPS. . . . . . . . . . .  11,617  $     0.39   11,745  $     0.46
                                           ======  ===========  ======  ===========

                                    7 of 14

3.     Earnings  per  Common  Share  (continued)

                                       Nine months ended October 5,
                                  ----------------------------------------
                                         1997                1998
                                  -------------------  -------------------
                                           Per Share           Per Share
                                  Shares    Amount     Shares     Amount
                                  ------  -----------  ------  -----------
Basic EPS. . . . . . . . . . . .  10,949  $     1.05   11,450  $     1.28
Effect of dilutive stock options     314       (0.03)     304       (0.03)
                                  ------  -----------  ------  -----------
Diluted EPS. . . . . . . . . . .  11,263  $     1.02   11,754  $     1.25
                                  ======  ===========  ======  ===========

4.     Supplemental  Cash  Flow  Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

                                        Nine Months Ended
                                     ------------------------
                                     October 5,   October 5,
                                        1997         1998
                                     -----------  -----------
Interest paid . . . . . . . . . . .  $       721  $     1,834
                                     ===========  ===========

Income taxes paid . . . . . . . . .  $     5,023  $    12,056
                                     ===========  ===========

Business combinations accounted for
as purchases:

   Assets acquired                                $    31,734
   Liabilities assumed                                 18,505
   Notes payable                                        2,000
                                                  -----------
   Net cash paid                                  $    11,229
                                                  ===========

5.     Litigation

There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                    8 of 14

     SPECIAL  CAUTIONARY  NOTICE  REGARDING  FORWARD-LOOKING  STATEMENTS
     -------------------------------------------------------------------

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


                        POMEROY COMPUTER RESOURCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues increased $33.1 million, or 25.3%, to $163.8 million in the third quarter of 1998 from $130.7 million in the third quarter of 1997. This increase was attributable to acquisitions completed in fiscal years 1998 and 1997 and an increase in sales to existing and new customers. Excluding acquisitions completed in fiscal years 1998 and 1997, total net sales and revenues increased 0.9%. Sales of equipment and supplies increased $24.5 million, or 21.0%, to $141.3 million in the third quarter of 1998 from $116.8 million in the third quarter of 1997. Excluding acquisitions completed in fiscal years 1998 and 1997, sales of equipment and supplies decreased 3.3%. Service revenues increased $8.5 million, or 60.7%, to $22.5 million in the third quarter of 1998 from $14.0 million in the third quarter of 1997. Excluding acquisitions completed in fiscal years 1998 and 1997, service revenues increased 48.7%.

Total net sales and revenues increased $108.5 million, or 31.1%, to $457.8 million in the first nine months of 1998 from $349.3 million in the first nine months of 1997. Excluding acquisitions completed in fiscal years 1998 and 1997, total net sales and revenues increased 12.3%. Sales of equipment and supplies increased $86.4 million, or 27.6%, to $400.0 million in the first nine months of 1998 from $313.6 million in the first nine months of 1997. Excluding acquisitions completed in fiscal years 1998 and 1997, sales of equipment and supplies increased 8.3%. Service revenues increased $22.1 million, or 61.9%, to $57.8 million in the first nine months of 1998 from $35.7 million in the first nine months of 1997. Excluding acquisitions completed in fiscal years 1998 and 1997, service and other revenues increased 48.2%.

GROSS MARGIN. Gross margin was 18.0 % in the third quarter of 1998 compared to 16.5% in the third quarter of 1997. This improved gross margin in the third quarter of 1998 can be attributed to an increase in the percentage of higher-margin service revenues. Service revenues as a percentage of total net sales increased to 13.7% in the third quarter of fiscal 1998 compared to 10.7% in the third quarter of fiscal 1997. Factors that may have an impact on gross margin in the future include the percentage of equipment sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

Gross margin was 17.5% in the first nine months of fiscal 1998 compared to 16.5% in the first nine months of fiscal 1997. This improved gross margin in the first nine months of fiscal 1998 can be attributed to an increase in higher-margin service revenues as a percentage of total net sales. Service revenues as a percentage of total net sales increased to 12.6% in the first nine months of fiscal 1998 compared to 10.2% in the first nine months of fiscal 1997.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 11.5% and 11.1% for the third quarter and first nine months of fiscal 1998, respectively, from 10.2% and 10.3% in the third quarter and first nine months of fiscal 1997, respectively. The increase in selling, general and administrative expenses expressed as a percentage of total net sales and revenues in the third quarter and first nine months of fiscal 1998 is attributable to the investment made in technical personnel to generate the increase in service revenues. Total operating expenses expressed as a percentage of total net sales and revenues increased to 12.4% and 12.0% in the third quarter and first nine months of 1998, respectively, from 10.9% and 11.1% in the third quarter and first nine months of 1997, respectively. This increase in total operating expenses expressed as a percentage of total net sales and revenues in the third quarter and first nine months of fiscal 1998 is attributable to the same factors described above.

                                    9 of 14

INCOME FROM OPERATIONS. Income from operations increased $2.0 million, or 27.8%, to $9.2 million in the third quarter of fiscal 1998 from $7.2 million in the third quarter of fiscal 1997. The Company's operating margin increased to 5.6% in the third quarter of fiscal 1998 as compared to 5.5% in the same period in fiscal 1997.

Income from operations increased $6.6 million, or 35.5%, to $25.2 million in the first nine months of fiscal 1998 from $18.6 million in the first nine months of fiscal 1997. Operating margin was 5.5% in the first nine months of fiscal 1998 as compared to 5.3% in the comparable period of fiscal 1997.

INTEREST EXPENSE. Interest expense was $0.7 million and $2.0 million in the third quarter and first nine months of fiscal 1998 compared with $0.2 million and $0.6 million in the third quarter and first nine months of fiscal 1997. This increase in the third quarter and first nine months of 1998 from the comparable periods in fiscal 1997 is due to higher average debt outstanding primarily as a result of increased cash needs for acquisitions.

INCOME TAXES. The Company's effective tax rate was 37.0% in the third quarter and first nine months of fiscal 1998 compared to 36.0% in the third quarter and first nine months of fiscal 1997.

NET INCOME. Net income increased $0.9 million, or 20.0%, to $5.4 million in the third quarter of fiscal 1998 from $4.5 million in the third quarter of fiscal 1997. This increase was a result of the factors described previously. Net income increased $3.2 million, or 27.8%, to $14.7 million in the first nine months of fiscal 1998 from $11.5 million in the first nine months of fiscal 1997. This increase was a result of the factors described previously.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $2.3 million in the first nine months of fiscal 1998. Cash used in investing activities included $11.2 million for acquisitions and $2.7 million for capital expenditures. Cash provided by financing activities included $16.8 million of net borrowings on bank notes payable and $1.7 million from the exercise of stock options less $1.0 million of repayments on various notes payable and $0.1 million for the purchase of treasury stock.

On July 14, 1998, the Company finalized a $120.0 million line of credit with Deutsche Financial Services ("DFS"). This credit facility provides a credit line of $60.0 million for inventory financing and $60.0 million for accounts receivable financing. The inventory financing portion of the credit facility utilizes thirty day notes and provides interest free financing due to subsidies by manufacturers. The credit facility can be amended, with proper notification, if the thirty day interest free subsidies provided by manufacturers are revised. Any change in the subsidies provided by manufacturers could increase the financing costs of the Company. The accounts receivable portion of the credit facility carries a variable interest rate based on the prime rate less 125 basis points. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants. A less significant part of the Company's inventories is financed by a floor plan arrangement with IBM Credit Corporation ("ICC"). At October 5, 1998, this line of credit totaled $12.0 million. Borrowings under the ICC floor plan arrangement are made on sixty day notes, with one-half of the note amount due in thirty days. All such borrowings are secured by the related inventory. Financing is substantially interest free due to subsidies by manufacturers. The average interest rate on the plan is less than 1.0% per annum. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

                                    10 of 14

The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company's capital requirements for the next 12 months.

                                      OTHER

Year  2000  Issues

The following is a discussion of the Year 2000 date issue ("Year 2000 issue") as it affects the Company. The Year 2000 issue arises from the fact that many computer programs and embedded chips in other forms of technology use only the last two digits to identify a year in a date field.

The  Company's  State  of  Readiness.

The Company currently believes its potential exposure to problems arising from the Year 2000 issue lies primarily in two areas:

- The Company's internal operating systems which include both Information technology ("IT") and non-IT components (such as computer chips imbedded in hardware).

- Compliance with the Year 2000 issue by third parties with whom the Company has a material relationship.

Internal  operating  systems:

The Company is heavily dependent upon complex computer systems (IT technology) for all phases of its operations, which include sales and distribution. The Company began addressing the affect of the Year 2000 issue in 1996. The Company has completed an assessment of its principle IT technology systems and modules. The Company has determined that these systems and modules are Year 2000 compliant based on systematic testing conducted by Company personnel and outside consultants. There may be some non-critical applications that are not Year 2000 compliant. The Company is completing a four-phase program to identify and resolve this exposure:

1. To the extent practical, systematically test and verify equipment and facility systems that contain non-IT components.
2. Test non-critical applications and assess whether any non-compliant applications should be replaced, upgraded or discontinued. Continue to test and verify that the Company's principle IT systems and modules are Year 2000 compliant.
3. Use internal programmers and outside consultants to upgrade or replace any non-compliant applications to be continued and to upgrade any other systems and modules determined to be non-compliant.
4.     Replace  non-IT  components  that  are  not  Year  2000  compliant.

The Company estimates that it will complete its assessment of non-IT technology and non-critical applications for its IT technology by the end of the first quarter of fiscal 1999.

Third  party  relationships:

The Company is continuing to assess the Year 2000 issue with respect to its third party relationships. Although the Company is rarely dependent on a single source of supply for IT and non-IT components, the failure of a selected supplier to timely deliver Year 2000 compliant IT and non-IT components could jeopardize the Company's ability to meet its required delivery schedules. The Company is pursuing a two-phase program to identify and resolve Year 2000 exposure from third parties:

1. Develop a supplier compliance warranty for incorporation in all purchase orders issued after June 30, 1999. That warranty will require suppliers selling IT and non-IT components to the Company to certify that items delivered are Year 2000 compliant and require them to correct or replace any such item found to be non compliant. The Company estimates that it will complete its assessment relating to third party suppliers and development of its supplier compliance warranty by the end of the first quarter of fiscal 1999.

                                    11 of 14

2. Develop alternative sources for IT and non-IT components that are Year 2000 compliant in the event existing suppliers are not able to meet compliance requirements.

3. The Company is also dependent on third party service providers, such as telephone companies, banks and insurance carriers; however, the Company does not believe it has significant Year 2000 exposure from those providers and has not implemented any programs to assure Year 2000 compliance by them.


Costs  to  address  the  Company's  Year  2000  issues.

Other than time spent by the Company's internal information technology and other personnel, the Company has not incurred any significant costs in identifying year 2000 issues. The Company does not anticipate any significant costs to make its internal systems year 2000 compliant because no remediation is expected to be required. Because no material year 2000 issues have yet been identified in connection with external sources, the Company cannot reasonably estimate costs which may be required for remediation or for implementation of contingency plans. As the Company gathers additional information relating to Year 2000 issues and the readiness of its third party providers, the Company will reevaluate its ability to estimate costs associated with year 2000 issues. There can be no assurance that as additional year 2000 issues are addressed, the Company's costs to remediate such issues will be consistent with its historical costs.

Risks  of  the  Company's  Year  2000  issues.

The Company believes the most reasonably likely worst case Year 2000 scenario would include a combination of some or all of the following:

- - Internal IT modules or systems may fail to operate or may give erroneous information. Such failure could result in shipping delays, inability to generate or delays in generation of financial reports and statements, inability of the Company to communicate with its branch offices, and computer network downtime resulting in numerous inefficiencies and higher payroll expenses.
 - - Non-IT components in HVAC, lighting, telephone, security and similar systems might fail and cause the entire system to fail.
- - Communications with customers that depend upon IT or non-IT technology, such as EDI (including automatic ordering by and for customers), and obtaining current pricing from vendors, may fail or give erroneous information. These types of problems could result in such difficulties as the inability to receive or process customer orders, shipping delays, or sale of products at erroneous prices.
- - The unavailability of product as a result of Year 2000 problems experienced by one or more key vendors of the Company, or as a result of changes in inventory levels of aggregators, VARs and similar providers in response to an anticipated Year 2000 problem and/or the inability of the Company to develop alternative sources for products.
- - Products sold to some of the Company's customers could fail to perform some or all of their intended functions. In such a situation, the Company's maximum obligation would be to repair or replace the defective products to the extent the Company is required to do so under manufacturer warranty.

The  Company's  contingency  plans.

The Company believes its plans for addressing the Year 2000 issue as outlined above are adequate to handle the most reasonably likely worst case scenario. The Company does not believe it will incur a material financial impact for the risk of failure, or from the costs associated with assessing the risks of failure, arising from the Year 2000 issue. Consequently, the Company does not intend to create a contingency plan other than as set forth above. In addition, if the Company's assessment of its vendors, when completed, indicates that certain product shortages can be anticipated, the Company has the capacity to maintain additional levels of inventory and may adjust its plans accordingly.

                                    12 of 14

                           PART II - OTHER INFORMATION

Items  1  to  3  None

Item  4  Submission  of  Matters  to  a  Vote  of  Security  Holders
         -----------------------------------------------------------

On July 22, 1998 the Company held its annual meeting of stockholders for the following purposes:

1.  To  elect  seven  directors;

2. To approve an increase in the number of shares of common stock reserved for issuance under the Company's 1992 Non-Qualified and Incentive Stock Option Plan from 1,350,000 shares to 1,850,000 shares.

The  voting  on  the  above  matters  by  the  stockholders  was  as  follows:

                 Matter                       For     Withheld
-----------------------------------------  ---------  ---------
Election of Directors:
-----------------------------------------
David B. Pomeroy, II. . . . . . . . . . .  9,877,166    478,409
Richard C. Mills. . . . . . . . . . . . .  9,876,216    479,359
Stephen E. Pomeroy. . . . . . . . . . . .  9,872,619    482,956
Michael E. Rohrkemper . . . . . . . . . .  9,877,616    477,959
James H. Smith, III . . . . . . . . . . .  9,877,616    477,959
David W. Rosenthal. . . . . . . . . . . .  9,877,316    478,259
Kenneth R. Waters . . . . . . . . . . . .  9,877,116    478,459

                                              For      Against
                                           ---------  ---------
Approve an increase in the number of
shares of common stock reserved for
issuance under the Company's 1992 Non-
Qualified and Incentive Stock Option Plan
from 1,350,000 shares to 1,850,000 shares  8,271,680  2,061,726


Item  5  None


Item  6  Exhibits  and  Reports  on  Form  8-K



(a) Exhibits
------------
10(i)(dd)(1)     Business  Credit  and Security Agreement among Pomeroy Computer
                 Resources, Inc. and Deutsche Financial Services Corporation, dated July 14,1998.

11               Computation  of  Per  Share  Earnings

27.0             Financial  Data  Schedule for the Quarter Ended October 5, 1998

27.1             Restated Financial  Data Schedule for the Quarter Ended October
                 5, 1997

27.2             Restated Financial  Data Schedule for the Quarter Ended October
                 5, 1996

(b)     Reports  on  Form  8-K          None

                                    13 of 14

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        POMEROY COMPUTER RESOURCES, INC.
                        --------------------------------
                                  (Registrant)



Date:  November  12,  1998               By:  /s/  Stephen  E.  Pomeroy
                                              ----------------------------------
                                              Stephen  E.  Pomeroy
                                              Chief  Financial Officer and Chief
Accounting  Officer

                                    14 of 14