Form 10-K
period 1999-01-05
POMEROY COMPUTER RESOURCES INC
filed 1999-04-05
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark  One)
(X)     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  fiscal  year  ended  January  5,  1999

                                       OR

( )     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934  [NO  FEE  REQUIRED]

For  the  transition  period  from  ______________  to  ________________

                         Commission file number 0-20022

                        POMEROY COMPUTER RESOURCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               31-1227808
          --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1020  Petersburg  Road,  Hebron,  Kentucky                      41048
------------------------------------------                      -----
(Address  of  principal executive offices)                    (Zip Code)

Registrant's  telephone number, including area code           (606) 586-0600
                                                              --------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

     Title  of  each  class         Name  of  each  exchange on which registered
      ----------------------        --------------------------------------------
             None                                    None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                          Common Stock, Par Value $.01
                          ----------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES       X       NO
        -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock of the Registrant held by non affiliates was $182,747,000 as of March 11, 1999.

The number of shares outstanding of the Registrant's common stock as of March 11, 1999 was 11,718,934.

                                POMEROY COMPUTER RESOURCES, INC.

                                           FORM 10-K

                                   YEAR ENDED JANUARY 5, 1999

                                       TABLE OF CONTENTS

PART I                                                                                 Page
                                                                                    -----------
Item 1.                       Business                                                        1
Item 2.                       Properties                                                      6
Item 3.                       Legal Proceedings                                               6
Item 4.                       Submission of Matters to a Vote of Security Holders             6


PART II
Item 5.                       Market for the Registrant's Common Stock and
                              Related Stockholder Matters                                     7
Item 6.                       Selected Financial Data                                         8
Item 7.                       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                            10
Item 8.                       Financial Statements and Supplementary Data                    13
Item 9.                       Disagreements on Accounting and Financial                      13
                              Disclosures

PART III
Item 10.                      Directors and Executive Officers of the Registrant             14
Item 11.                      Executive Compensation                                         16
Item 12.                      Security Ownership of Certain Beneficial Owners
                              and Management                                                 23
Item 13.                      Certain Relationships and Transactions                         24

PART IV
Item 14                       Exhibits, Financial Statement Schedules and Reports
                              on Form 8-K                                                    24

SIGNATURES                    Chief Executive Officer, Chief Financial Officer and
                              Chief Accounting Officer                                       40

                              Directors                                                      40

Report of Independent
Certified Public Accountants                                                        F-1

Financial Statements                                                                F-2 to F-18

Exhibits

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
         --------------------------------------------------------------

Certain of the matters discussed under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this document and in documents incorporated herein by reference, including, without limitation, those statements made in conjunction with the forward-looking statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the factors discussed under "Business - Certain Business Factors.". All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

     PART  I

ITEM  1.  BUSINESS

Pomeroy Computer Resources, Inc. (the "Company") is a Delaware Corporation organized in February 1992 to consolidate and reorganize predecessor companies. All of the predecessor companies were controlled by David B. Pomeroy, the Company's Chairman of the Board, President and Chief Executive Officer.

The Company's business is comprised of (1) the sale and leasing of a broad range of desktop computer equipment including hardware, software, and related products, and (2) the provision of information technology (IT) services which support such computer products. Prior to January 6, 1999, the Company (including its wholly-owned subsidiaries Global Combined Technologies, Inc., Pomeroy Computer Resources of South Carolina, Inc. and Technology Integration Financial Services, Inc.) operated the IT products and services business as a single integrated business. In December, 1998, the Company formed a new subsidiary, Pomeroy Select Integration Solutions, Inc. ("Pomeroy Select"), for the purpose of operating independently the IT services business previously operated by the Company other than procurement and configuration services which are directly related to the sale of products. On January 6, 1999, the Company transferred the assets, liabilities, business, operations and personnel comprising its IT services business (excluding procurement and configuration services) in exchange for 10 million shares of Class B common stock of Pomeroy Select. The separation of the IT services business is a part of the Company's ongoing strategy to expand its services revenue.

The Company now operates in two industry segments -- products and services. The products segment is primarily engaged in the sale, distribution, and leasing of computers, hardware, software and related products. The Company offers products from an array of manufacturers including Compaq, Hewlett-Packard, IBM, Microsoft, Nortel Networks, Novell and 3Com. The services segment offers three categories of services: life cycle services, internetworking services and customer support services. Life cycle services include warranty and non-warranty repair and maintenance; a full range of install, move, add or change services; redeployment and mobile systems management; evaluation and tracking of information technology assets; and end-of-life services. Internetworking services include project management; network design, integration, management, migration and support; and cabling services. Customer support services include customized help desk services, Internet-based training on many popular software packages and video/teleconferencing services.

The Company provides products and services primarily to large and medium sized corporate, health care, governmental, financial and educational customers. See
Note 17 of Notes to Consolidated Financial Statements for a presentation of segment information.

The Company's strategy for building shareholder value is to provide comprehensive solutions to improve the productivity of its clients' information technology systems. Key elements of the Company's strategy are: (1) to leverage client relationships to continue expanding higher-margin services revenues, (2) to maintain and enhance technical expertise by hiring and training highly qualified technicians and systems engineers, and (3) to expand offerings and geographic coverage through strategic acquisitions.

The Company is an authorized dealer or reseller for the products of over 35 major vendors. The Company believes that its access to major vendors enables it to offer a wide range of products to meet the diverse requirements of its customers. However, the increasing demand for microcomputers has resulted in significant product supply shortages from time to time because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. The Company has in the past and expects in the future to experience some difficulty in obtaining an adequate supply of products from its major vendors which has resulted, and may continue to result, in delays in completing sales. These delays have not had, and are not anticipated to have, a material adverse effect on the Company's results of operations. However, the failure to obtain adequate product supply could have a material adverse effect on the Company's results of operations.

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

The Company has been selected as a participant in the IBM channel assembly program. Although this program has not generated significant revenues to date, the Company does expect more significant revenues from this program during fiscal 1999. The objective of channel assembly programs is to achieve cost savings through lower finished goods inventory, higher inventory turns and lower price protection requirements, while passing cost savings on to customers and minimizing the direct marketers' pricing advantage.

The Company has also established relationships with industry leaders relating to its services segment including the authorization to perform warranty and non-warranty repair work. In some cases, the authorization of Pomeroy Select to continue performing warranty work for a particular manufacturer's products is dependent upon the performance of the Company under dealer agreement with that manufacturer. The Company's technical personnel currently have an aggregate of more than 200 Microsoft certifications, more than 300 Novell certifications, 33 Nortel Networks Specialist certifications, five Nortel Networks Expert certifications, 17 IBM Professional Service Expert certifications, 19 Compaq Accredited Systems Engineer certifications, 15 HP Network Technical Professional certifications, nine Citrix Certified Administrator certifications, five Cisco Internetworking Engineer certifications, four Computer Associates Certified Unicenter Engineer certifications and various other certifications.

The Company's sales are generated primarily by its 253 person direct sales and sales support personnel located in 30 regional offices in 14 states throughout the Southeast and Midwest United States. The Company's business strategy is to provide its customers with a complete package of advanced microcomputer products, high level services and support, including designing and installing systems, training system users, maintaining and repairing hardware and software and brokering used equipment. The Company believes that its ability to combine competitive pricing of computer hardware, software and related products with higher margin sophisticated services and support allows it to compete effectively against a variety of alternative microcomputer distribution channels, including independent dealers, superstores, mail order and direct sales by manufacturers. With many businesses seeking assistance to optimize their information technology investments and control ongoing costs throughout the life cycle of technology systems, the Company is using its resources to assist customers in their decision-making, project implementation and equipment management.

Most microcomputer products are sold pursuant to purchase orders. For larger procurements, the Company may enter into written contracts with customers. These contracts typically establish prices for certain equipment and services and require short delivery dates for equipment and services ordered by the customer. These contracts do not require the customer to purchase microcomputer products or services exclusively from the Company and may be terminated without cause upon 30 to 90 days' notice. Most contracts are for a term of 12 to 24 months and, in order to be renewed, may require submission of a new bid in response to the customer's request for proposal. As of January 5, 1999, the Company has been awarded contracts which it estimates will result in an aggregate of approximately $32.2 million of net sales and revenues in fiscal 1999. Subsequent to January 5, 1999, the Company was awarded a contract which it estimates will result in an aggregate of approximately $15.0 million of net sales and revenues over a three year period. Of this amount, approximately $19.0 million is expected to be generated in fiscal 1999. By comparison, as of January 5, 1998, the Company had been awarded contracts which it estimated would result in an aggregate of approximately $35.8 million of net sales and revenues after January 5, 1998. Of this amount, the Company estimated that $29.5 million of net sales and revenues would be generated during fiscal year 1998 and the remainder would be generated after the end of fiscal year 1998. The estimates of management could be materially less than stated as a result of factors which would cause one or more of these customers to order less product or services than is anticipated. Such factors include that the customer finds another supplier for the desired products at a lower price or on better terms, the internal business needs of the customer change causing the customer to require less or different products and services, or a significant change in technology or other industry conditions occurs which alters the customer's needs or timing of purchases.

The Company generally provides its services to its customers on a time-and-materials basis and pursuant to written contracts or purchase orders. The Company's arrangements with its customers generally can be terminated by either party with limited or no advance notice. The Company also provides some of its services under fixed-price contracts rather than contracts billed on a time-and-materials basis. Fixed-price contracts are used when the Company believes it can clearly define the scope of services to be provided and the cost of providing those services.

For fiscal years 1996, 1997 and 1998, sales of computer hardware, software, and related products accounted for approximately 91.2%, 89.7% and 87.0% respectively, of the consolidated net sales and revenues of the Company. The Company's revenues from its service and support activities have grown over the last several years. For fiscal years 1996, 1997 and 1998, revenues from service and support activities were approximately $29.6 million, $50.5 million, and $81.6 million respectively, and accounted for approximately 8.8%, 10.3%, and 13.0% respectively, of the consolidated net sales and revenues of the Company.

COMPETITION

The microcomputer products and services market is highly competitive. Distribution has evolved from manufacturers selling through direct sales forces to sales by manufacturers to aggregators (wholesalers), resellers and value-added resellers. Competition, in particular the pressure on pricing, has resulted in industry consolidation. In the future, the Company may face fewer but larger competitors as a consequence of such consolidation. These competitors may have access to greater financial resources than the Company. In response to continuing competitive pressures, including specific price pressure from the direct telemarketing and mail order distribution channels, the microcomputer distribution channel is currently undergoing segmentation into value-added resellers who emphasize advanced systems together with service and support for business networks, as compared to computer "superstores," who offer retail purchasers a relatively low cost, low service alternative and direct-mail suppliers which offer low cost and limited service. Certain superstores have expanded their marketing efforts to target segments of the Company's customer base, which could have a material adverse impact on the Company's operations and financial results. While price is an important competitive factor in the Company's business, the Company believes that its sales are principally dependent upon its service, technical expertise, reputation and experience. The Company's principal competitive strengths include: (i) quality assurance; (ii) service and technical support; (iii) lower pricing of products through alternative distribution sources; (iv) prompt delivery of products to customers; and (v) various financing alternatives.

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

The Company's services segment competes, directly and indirectly, with a variety of national and regional service providers, including services organizations of established computer product manufacturers, value-added resellers, systems integrators, internal corporate management information systems and, to a lesser extent, consulting firms, aggregators and distributors. The Company believes that the principal competitive factors for information technology services include technical expertise, the availability of skilled technical personnel, breadth of service offerings reputation, financial stability and price. To be competitive, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and its competitor's innovations by continuing to enhance its service offerings and expand its sales channels. Any pricing pressures, reduced margins or loss of market share resulting from the Company's failure to compete effectively could materially adversely affect its business.

The Company believes its services segment competes successfully by providing a comprehensive solution for its customers' information technology asset management and networking services needs. The Company delivers cost-effective, flexible, consistent, reliable and comprehensive solutions to meet customers' information technology infrastructure service requirements. The Company also believes that it distinguishes itself on the basis of its technical expertise, competitive pricing and its ability to understand its customers' needs.

CERTAIN  BUSINESS  FACTORS

DEPENDENCE  ON  MAJOR  CUSTOMERS

During fiscal 1998, approximately 30.2% of the Company's total net sales and revenues were derived from its top 10 customers. No customer accounted for more than 5.0% of the Company's total net sales and revenues in fiscal 1998. In addition, no customer accounted for more than 5% of the net sales and revenues for either the products or services segments in fiscal 1998.

RAPID  GROWTH

The Company has grown rapidly both internally and through acquisitions, and the Company intends to continue to pursue both types of growth opportunities as part of its business strategy. There can be no assurance that the Company will be successful in maintaining its rapid growth in the future. The Company expects that more of its future growth will result from acquisitions. In fiscal 1998, the Company completed several acquisitions and continues to evaluate expansion and acquisition opportunities that would complement its ongoing operations. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will be profitable at the time of their acquisition or will achieve levels of profitability that justify the investment therein. Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on the Company's reported operating results, diversion of management's attention, dependence on retaining, hiring and training key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's operations and financial results.

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

MANUFACTURER  MARKET  DEVELOPMENT  FUNDS

Several manufacturers offer market development funds, cooperative advertising and other promotional programs to computer resellers such as the Company. The Company utilizes these programs to fund some of its advertising and promotional programs. The funds received from manufacturers are offset directly against the expense, thereby reducing selling, general and administrative expenses and increasing net income. While such programs have been available to the Company in the past, there is no assurance that these programs will be continued. Any discontinuance or material reduction of these programs could have an adverse effect on the Company's operations and financial results.

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

In addition, the Company may realize exposure and risk if the systems, including its management information system, on which it depends are not Year 2000 compliant. The Company also relies on the Year 2000 compliance of products of third party manufacturers and developers. Potential areas of exposure include the Year 2000 related failure of (1) the Company's internal systems, (2) products or systems on which the Company has performed services and (3) systems of third parties with whom the Company has a business relationship. If the Company's present efforts to address the Year 2000 compliance issues are not successful, or if the Company's suppliers, customers and other parties with whom it conducts business do not successfully address such issues, the Company's business, results of operations and financial condition could be materially and adversely affected.

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

INVENTORY  MANAGEMENT

The information technology industry is characterized by rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence. While most of the inventory stocked by the Company is for specific customer orders, inventory devaluation or obsolescence could have a material adverse effect on the Company's operations and financial results. Current industry practice among manufacturers is to provide price protection intended to reduce the risk of inventory devaluation, although such policies are subject to change at any time and there can be no assurance that such price protection will be available to the Company in the future. During fiscal 1998, many manufacturers reduced the number of days for which they provided price protection. Also, the Company currently has the option of returning inventory to certain manufacturers and distributors, subject to certain limitations. The amount of inventory that can be returned to manufacturers without a restocking fee varies under the Company's agreements and such return policies may provide only limited protection against excess inventory. There can be no assurance that new product developments will not have a material adverse effect on the value of the Company's inventory or that the Company will successfully manage its existing and future inventory. In addition, the Company stocks parts inventory for its services business. Parts inventory is more likely to experience a decrease in valuation as a result of technological change and obsolescence and there are no price protection practices offered by manufacturers with respect to parts.

DEPENDENCE  ON  KEY  PERSONNEL

The success of the Company is dependent on the services of David B. Pomeroy, II, its Chairman of the Board, President and Chief Executive Officer and other key personnel. The Company maintains $1.0 million in key man life insurance insuring the life of Mr. Pomeroy. The loss of the services of Mr. Pomeroy or other key personnel could have a material adverse effect on the Company's business. The Company has entered into employment agreements with certain of its key personnel, including Mr. Pomeroy. The Company's success and plans for future growth will also depend on its ability to attract and retain highly skilled personnel in all areas of its business.

EMPLOYEES

As of January 5, 1999, the Company had 1,699 full-time employees consisting of the following: 1,024 technical personnel; 253 direct sales representatives and sales support personnel; 83 management personnel; and 339 administrative and distribution personnel. The Company has no collective bargaining agreements and believes its relations with its employees are good.

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

PATENTS  AND  TRADEMARKS

The Company owns no trademarks or patents. Although the Company's various dealer agreements do not generally allow the Company to use the trademarks and trade names of these various manufacturers, the agreements do permit the Company to refer to itself as an "authorized representative" or an "authorized service provider" of the products of those manufacturers and to use their trademarks and trade names for marketing purposes. The Company considers the use of these trademarks and trade names in its marketing efforts to be important to its business.

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

During fiscal 1998, the Company completed several acquisitions. The total consideration given consisted of $21.2 million in cash, subordinated notes of $3.3 million and 39,000 unregistered shares of the Company's common stock with an approximate value of $0.8 million. Interest on the subordinated notes is payable quarterly. Principal is payable in equal annual installments over a period of two years.

ITEM  2.  PROPERTIES

The Company's principal executive offices and distribution facility comprised of approximately 36,000 and 111,000 square feet of space, respectively are located in Hebron, Kentucky. These facilities are leased from Pomeroy Investments, LLC ("Pomeroy Investments"), a Kentucky limited liability company controlled by David B. Pomeroy, II, Chief Executive Officer of the Company, under a ten year triple-net lease agreement which expires in May 2006. The lease agreement provides for 2 five year renewal options.

The Company also has noncancelable operating leases for its regional offices, expiring at various dates between 1999 and 2006. The Company believes there will be no difficulty in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space. In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used. The Company does not own any real property.

ITEM  3.  LEGAL  PROCEEDINGS

Various legal actions arising in the normal course of business have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the periods indicated, the high and low sales price for the Common Stock for the quarters indicated as reported on the NASDAQ National Market. The following prices have been adjusted to reflect the three-for-two stock split in the form of a stock dividend effected on October 6, 1997.

                     1997            1998
                --------------  --------------
                 High    Low     High    Low
                ------  ------  ------  ------
First Quarter   $25.33  $12.17  $25.25  $15.25
Second Quarter  $19.17  $12.50  $27.75  $20.38
Third Quarter   $29.17  $16.67  $28.31  $11.00
Fourth Quarter  $31.25  $14.00  $22.63  $10.88

As of March 11, 1999, there were approximately 330 holders of record of the Company's common stock.

Dividends
---------
The Company has not paid any cash dividends since its organization and the completion of its initial public offering. The Company has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends are restricted under the Company's current borrowing agreement.

ITEM  6.  SELECTED  FINANCIAL  DATA

                                                            SELECTED FINANCIAL DATA
                                                     (In thousands, except per share data)

                                                   For  the  Fiscal  Years  Ended  January  5,
                                             -------------------------------------------------------
                                              1995(1)     1996      1997(2)    1998(3)   1999 (5,6)
                                             ---------  ---------  ---------  ---------  -----------
Consolidated Statement of Income Data:
Net sales and revenues. . . . . . . . . . .  $144,575   $230,710   $336,358   $491,448   $  627,928
Cost of sales and service . . . . . . . . .   120,901    197,174    281,753    410,063      517,506
                                             ---------  ---------  ---------  ---------  -----------
Gross profit. . . . . . . . . . . . . . . .    23,674     33,536     54,605     81,385      110,422

Operating expenses:
Selling, general and administrative . . . .    17,231     23,247     35,175     50,597       69,947
Depreciation and amortization . . . . . . .       886      1,004      2,561      3,940        5,377
                                             ---------  ---------  ---------  ---------  -----------
Total operating expenses. . . . . . . . . .    18,117     24,251     37,736     54,537       75,324

Income from operations. . . . . . . . . . .     5,557      9,285     16,869     26,848       35,098

Other expense (income):
Interest expense. . . . . . . . . . . . . .     1,031      1,999      2,170        974        2,670
Litigation settlement and related costs (4)         -          -      4,392          -            -
Miscellaneous.. . . . . . . . . . . . . . .       (57)       (64)      (221)        54         (140)
                                             ---------  ---------  ---------  ---------  -----------
Total other expense . . . . . . . . . . . .       974      1,935      6,341      1,028        2,530

Income before income taxes. . . . . . . . .     4,583      7,350     10,528     25,820       32,568

Income tax expense. . . . . . . . . . . . .     1,856      2,983      4,296      9,507       12,409
                                             ---------  ---------  ---------  ---------  -----------
Net income. . . . . . . . . . . . . . . . .  $  2,727   $  4,367   $  6,232   $ 16,313   $   20,159
                                             =========  =========  =========  =========  ===========

Earnings per common share (diluted) . . . .  $   0.50   $   0.73   $   0.77   $   1.44   $     1.72

Consolidated Balance Sheet Data:
Working capital . . . . . . . . . . . . . .  $  6,556   $ 10,340   $ 27,203   $ 63,028   $   71,364
Long-term debt, net of current maturities .       167        100      2,189      1,434        8,231
Equity. . . . . . . . . . . . . . . . . . .    13,130     19,200     46,593     88,777      112,989
Total assets. . . . . . . . . . . . . . . .    57,061     63,985    121,380    167,264      254,226

1) During fiscal 1994, the Company acquired all of the outstanding stock of Xenas Communications Corp.

2)     During  fiscal  1996,  the  Company  acquired  the assets of The Computer
Supply Store and Communication Technology, Inc. See Note 12 of Notes to Consolidated Financial Statements.

3) During fiscal 1997, the Company acquired the assets of Magic Box, Micro Care and The Computer Store. See Note 12 of Notes to Consolidated Financial Statements.

4) Fiscal year 1996 reflects the Vanstar litigation settlement and related costs of $4,392. Without this charge, net income would have been $8,845 and diluted earnings per common share would have been $1.09.

5) During Fiscal 1998, the Company acquired the assets of Commercial Business Systems, Access Technologies, Inc. and all of the outstanding stock of Global Combined Technologies, Inc. See Note 12 of Notes to Consolidated Financial Statements.

6) During the fourth quarter of fiscal 1998, the Company's results include an after tax charge of $681 thousand ($0.06 per diluted share) related to the uncollectibility of certain vendor warranty claims. Exclusive of this charge, diluted earnings per share for fiscal 1998 would have been $1.78.

QUARTERLY  RESULTS  OF  OPERATIONS  (in  thousands,  except  per  share  data)

The following table sets forth certain unaudited operating results of each of the eight prior quarters. This information is unaudited, but in the opinion of management includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations of such periods.

                                               Fiscal 1998
                            ------------------------------------------------
                               First       Second    Third        Fourth
                            Quarter (1)   Quarter   Quarter   Quarter (2,3)
                            ------------  --------  --------  --------------
Net sales and revenues . .  $    135,198  $158,843  $163,790  $      170,097
Gross Profit . . . . . . .        23,232    27,270    29,515          30,405
Net income . . . . . . . .  $      4,277  $  5,008  $  5,393  $        5,481
Earnings per common share:
Basic. . . . . . . . . . .  $       0.38  $   0.44  $   0.47  $         0.48
Diluted. . . . . . . . . .  $       0.37  $   0.42  $   0.46  $         0.47


                                               Fiscal 1997
                            --------------------------------------------------
                             First       Second        Third         Fourth
                            Quarter   Quarter (4)   Quarter (5)   Quarter (6)
                            --------  ------------  ------------  ------------

Net sales and revenues . .  $100,366  $    118,218  $    130,729  $    142,135
Gross Profit . . . . . . .    16,904        19,135        21,533        23,813
Net income . . . . . . . .  $  2,958  $      3,969  $      4,540  $      4,846
Earnings per common share:
Basic. . . . . . . . . . .  $   0.29  $       0.35  $       0.40  $       0.43
Diluted. . . . . . . . . .  $   0.28  $       0.34  $       0.39  $       0.41

1) During the first quarter of fiscal 1998, the Company acquired certain assets of Commercial Business Systems and all of the outstanding stock of Global Combined Technologies, Inc. See Note 12 of Notes to Consolidated Financial Statements.
2) During the fourth quarter of fiscal 1998, the Company acquired certain assets of Access Technologies, Inc. See Note 12 of Notes to Consolidated Financial Statements.
3) During the fourth quarter of fiscal 1998, the Company's results include an after tax charge of $681 thousand ($0.06 per diluted share) related to the uncollectibility of certain vendor warranty claims. Exclusive of this charge, basic earnings per share and diluted earnings per share in the fourth quarter would have been $0.54 and $0.53, respectively.
4) During the second quarter of fiscal 1997, the Company acquired substantially all of the assets of Magic Box. See Note 12 of Notes to Consolidated Financial Statements.
5) During the third quarter of fiscal 1997, the Company acquired certain assets of Micro Care. See Note 12 of Notes to Consolidated Financial Statements.
6) During the fourth quarter of fiscal 1997, the Company acquired the Computer Store, Inc. See Note 12 of Notes to Consolidated Financial Statements.

ITEM  7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL  YEAR  1998  COMPARED  TO  FISCAL  YEAR  1997

     Total Net Sales and Revenues. Total net sales and revenues increased $136.5 million, or 27.8%, to $627.9 million in fiscal 1998 from $491.4 million in fiscal 1997. This increase was attributable to an increase in sales to existing and new customers and to acquisitions completed in fiscal years 1998 and 1997. Excluding acquisitions completed in fiscal years 1998 and 1997, total net sales and revenues increased 9.7%.

     Products sales increased $105.5 million, or 23.9%, to $546.4 million in fiscal 1998 from $440.9 million in fiscal 1997. On a comparable basis, as described above, products sales increased 5.2%. Services revenues increased $31.1 million, or 61.6%, to $81.6 million in fiscal 1998 from $50.5 million in fiscal 1997. On a comparable basis, as described above, service revenues increased 49.3%. Services revenues include all of the IT services transferred to Pomeroy Select on January 6, 1999 plus the configuration services retained by the Company.

     Gross Profit. Gross profit margin was 17.6% in fiscal 1998 compared to 16.6% in fiscal 1997. The Company improved its gross margin by increasing the volume of higher-margin services revenues which offset a decrease in products gross margins, the growth in products sales and the write-off of $1.1 million of vendor receivables related to parts returned and warranty work performed prior to fiscal 1998. Services revenues increased to 13.0% of total net sales and revenues in fiscal 1998 compared to 10.3% of total net sales and revenues in fiscal 1997. The write-offs were primarily due to internal reporting and tracking problems. Prior to fiscal 1998, the Company's tracking and control of reimbursements due from vendors was performed manually. The Company's ability to organize and retain the support documentation for warranty claims, as well as its collection efforts, was hindered due to the manual nature of the reporting and tracking processes. Beginning in January 1998, the Company automated its processes for recording and tracking warranty claims, substantially reducing the tracking and follow up issues which existed under the manual system. As a result of the changes to these processes, the Company anticipates that the write-offs pertaining to vendor receivables as a percentage of total vendor receivables will decrease in the future. Factors that may have an impact on gross margin in the future include the percentage of equipment sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

     Operating Expenses. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues increased to 11.1% in fiscal 1998 from 10.3% for fiscal 1997. This increase is primarily attributable to the investment made in technical personnel during the first nine months of fiscal 1998 to generate the increase in service revenues. This trend declined during the fourth quarter of fiscal 1998 as the Company achieved greater billable personnel utilization. Total operating expenses expressed as a percentage of total net sales and revenues increased to 12.0% in fiscal 1998 from 11.1% in fiscal 1997 due to the factor described above.

     Income from Operations. Income from operations increased $8.3 million, or 31.0%, to $35.1 million in fiscal 1998 from $26.8 million in fiscal 1997. The Company's operating margin increased to 5.6% in fiscal 1998 from 5.5% in fiscal 1997 as the increase in gross profit margin offset the increase in operating expenses as a percentage of total net sales and revenues.

     Interest Expense. Total interest expense increased $1.7 million, or 170.0%, to $2.7 million in fiscal 1998 from $1.0 million in fiscal 1997. This increase is primarily related to higher average borrowings during fiscal 1998 as a result of higher working capital requirements.

     Income Taxes. The Company's effective tax rate was 38.1% in fiscal 1998 compared to 36.8% in fiscal 1997. This increase is the result of an increase in taxable income in states which have higher tax rates.

     Net Income. Net income increased $3.9 million, or 23.9%, to $20.2 million in fiscal 1998 from $16.3 million in fiscal 1997. The increase was a result of the factors described above.

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

     Interest Expense. Total interest expense decreased $1.2 million or 54.5%, to $1.0 million in fiscal 1997 from $2.2 million in fiscal 1996. This decrease is primarily related to lower average borrowings during fiscal 1997 as a result of the secondary public offering in February 1997.

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

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     Cash provided by operating activities was $3.5 million in fiscal 1998. Cash used in investing activities included $21.2 million for acquisitions and $3.2 million for capital expenditures. Cash provided by financing activities included $16.3 million of net proceeds from bank notes payable, $7.0 million of proceeds under notes payable, $3.4 million from the exercise of stock options less $2.1 million of repayments on various notes payable.

     A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At January 5, 1999, these lines of credit totaled $72.0 million, including $60.0 million with Deutsche Financial Services ("DFS") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the DFS and ICC floor plan arrangements are made on thirty day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

     The Company's financing of receivables is provided through a portion of its credit facility with DFS which was finalized on July 14, 1998. The credit facility provides a credit line of $60.0 million for accounts receivable financing. The accounts receivable portion of the credit facility carries a variable interest rate based on the prime rate less 125 basis points. At January 5, 1999, the amount outstanding was $39.6 million, including $12.6 million of overdrafts on the Company's books in accounts at a participant bank on the credit facility, which was at an interest rate of 6.5%. The overdrafts were subsequently funded through the normal course of business. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants.

     During fiscal 1998, the Company increased the leasing activity through its wholly-owned leasing subsidiary, Technology Integration Financial Services, Inc. ("TIFS"). Through TIFS, the Company provides its customers with leasing alternatives for the Company's products and services. The impact of this increased leasing activity for fiscal 1998 was not material. However, further increases in leasing operations could impact one or more of total net sales and revenues, gross margin, operating income, net income, total debt and liquidity, depending on the amount of leasing activity and the types of leasing transactions. The funding of the Company's net investment in sales-type leases is provided by various financial institutions primarily on a nonrecourse basis.

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

                                      OTHER

Year  2000  Issues

     Background. The following is a discussion of the Year 2000 date issue ("Year 2000 issue") as it affects the Company. Many computer programs and embedded chips in other forms of technology use only the last two digits to identify a year in a date field. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches.

     Assessment.     The  Company  currently  believes its potential exposure to problems  arising  from  the  Year  2000  issue  lies  primarily in three areas:

     (1) The Company's internal operating systems which may not be Year 2000 compliant;
     (2) Potential Year 2000 non-compliance of systems of third parties with whom the Company has a business relationship; and,
     (3) Non-compliance of information technology products developed by third parties on which the Company performs services.

The Company has completed an assessment of its principal internal systems. However, it continues to assess its Year 2000 exposure with respect to third parties. While the cost of these assessment efforts is not expected to be material to the Company's financial position or results of operations, there is no assurance that this will be the case.

     Internal Operating Systems. The Company is dependent upon management information systems for all phases of its operations and financial reporting. The Company began addressing the affect of the Year 2000 issue in 1996. The Company has acquired Year 2000 compliant versions for all of its principal systems and modules. The Company is in the process of testing the Year 2000 compliant versions of all hardware and software components and applications pertaining to its internal operating systems upon which the Company relies.
There  may  be  some non-critical applications that are not Year 2000 compliant.

     Third-Party Relationships. The failure of a supplier to deliver timely Year 2000 compliant products to our customers could jeopardize the Company's ability to meet obligations to customers. In addition, we may be liable for Year 2000 non-compliance of information technology products on which the Company performs services. The Company is conducting a program to identify and resolve Year 2000 exposure from third parties. Any failure of third parties with whom the Company has a business relationship to resolve Year 2000 problems with their products in a timely manner could materially adversely affect our business, financial condition or results of operations. The Company is also dependent on third party service providers, such as telephone companies, banks and insurance carriers. The Company is not aware of any significant Year 2000 exposure, however, we have not inquired or implemented any program to assure Year 2000 compliance by them.

     State of Readiness. The Company estimates that it will complete its testing of its principal information technology systems by the beginning of the second quarter of fiscal 1999. Upon completion of the testing of the Year 2000 versions of its principal systems, the Company will convert all operations to the Year 2000 compliant system, which is estimated to be operational during the third quarter of fiscal 1999.

     Costs to Address Year 2000 Issues. Other than time spent by the Company's own personnel, the Company has not incurred any significant costs in identifying Year 2000 issues. The Company does not anticipate any significant costs to make its internal systems Year 2000 compliant because no remediation is expected to be required. Accordingly, the Company has not deferred other information technology projects due to Year 2000 efforts.

     Risks  of  Year  2000  Issues.          The  Company  believes  the  most
reasonably likely worst case Year 2000 scenario would include a combination of some or all of the following:

     (1) Internal IT modules or systems may fail to operate or may give erroneous information. Such failure could result in shipping delays, reduced utilization of technical personnel, inability to timely generate financial reports and statements, inability of the Company to communicate with its branch offices, and computer network downtime resulting in numerous inefficiencies and higher payroll expenses.
     (2) Non-IT components in HVAC, lighting, telephone, security and similar systems might fail and cause the entire system to fail.
     (3) Communications with customers that depend upon IT or non-IT technology, such as EDI (including automatic ordering by and for customers), and obtaining current pricing from vendors, may fail or give erroneous information. These types of problems could result in such difficulties as the inability to receive or process customer orders, shipping delays, or sale of products at erroneous prices.
     (4) The unavailability of product as a result of Year 2000 problems experienced by one or more key vendors of the Company, or as a result of changes in inventory levels of aggregators, VARs and similar providers in response to an anticipated Year 2000 problem or the inability of the Company to develop alternative sources for products.
     (5) Products sold to some of the Company's customers could fail to perform some or all of their intended functions. In such a situation, the Company's maximum obligation would be to repair or replace the defective products to the extent the Company is required to do so under manufacturer warranty.

     Contingency Plans. The Company believes its plans for addressing the Year 2000 issue are adequate. The Company does not believe it will incur a material financial impact from system failures, or from the costs associated with assessing the risks of failure, arising from Year 2000 problems. Consequently, the Company does not intend to create a detailed contingency plan. In the event the Company does not adequately identify and resolve Year 2000 issues, the absence of a detailed contingency plan may adversely affect its business, financial condition and results of operations.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Registrant hereby incorporates the financial statements required by this item by reference to Item 14 hereof.

ITEM  9.  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

None

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

The following table sets forth certain information with respect to each person who is a director or executive officer of the Company:

NAME                   AGE  POSITION
---------------------  ---  ------------------------------------------------------------
David B. Pomeroy, II    49  Chairman of the Board, President and Chief Executive Officer

Stephen E. Pomeroy      30  Director, Chief Financial Officer and Treasurer

James C. Eck            50  Vice President of Sales

Victor Eilau            40  President, Technology Integration Financial Services, Inc.

Richard C. Mills        43  Director, Chief Operating Officer

James H. Smith, III     48  Director

David W. Rosenthal      47  Director

Michael E. Rohrkemper   52  Director

Kenneth R. Waters       47  Director

William Lomicka         62  Director

     David B. Pomeroy, II was a founder of the first of the Company's predecessor businesses ("the Pomeroy Companies") in 1981. Mr. Pomeroy controlled the Pomeroy Companies until their reorganization into Pomeroy Computer Resources in 1992 and has served as Chairman of the Board, President and Chief Executive Officer since 1992.

     Stephen E. Pomeroy was named a Director and Secretary and Treasurer in February, 1998, and Chief Financial Officer in May 1997. Mr. Pomeroy was the Vice President of Marketing and Corporate Development from September 1996 to May 1997. Prior to that time, Mr. Pomeroy was the Director of New Market Development of the Company from 1994 to September 1996 and Account Executive from 1991 to 1994. From 1985 to 1991, Mr. Pomeroy was employed by the Company on a part-time basis. In December 1998, Mr. Pomeroy was named President and Chief Executive Officer of Pomeroy Select Integration Solutions, Inc. (a wholly-owned subsidiary of the Company).

     Richard C. Mills was named a Director in February 1998 and Chief Operating Officer in May 1997. Mr. Mills joined the Company in January 1993 and was Vice President of Operations from July 1993 to May 1997. Prior to that time, Mr. Mills was the founder and president of The Computer Store of Kentucky, Inc., a Louisville-based retailer of computer products. Mr. Mills resigned as Chief Operating Officer effective March 1, 1999.

     James C. Eck joined the Company in September 1995 and was made Vice President of Sales effective February 1996. From 1983 until 1995, Mr. Eck was employed by Canon USA Incorporated, a New York-based manufacturer of digital and analog office equipment, and served as the director and general manager of the National Accounts Division Office Equipment Group for Canon since 1991.

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

     Kenneth E. Waters has been a Director of the Company since April 1997 and provides consulting services to the Company. Mr. Waters has worked in the computer industry since 1977. Most recently, he has been an industry consultant, serving as such from February 1995 until present as well as from April 1993 to August 1993 and January 1991 to August 1992. From September 1993 to January 1995, Mr. Waters was the President of Micro, Inc., a computer reseller. From September 1992, to March 1993, Mr. Waters was the President and CEO of Power Up Software, a software manufacturer. From July 1978 to September 1988, Mr. Waters was employed by Vanstar (then known as ComputerLand), holding various management positions, with his last position being CEO. Mr. Waters was also a Director of Vanstar from September 1987 to July 1989. Mr. Waters resigned as a Director effective January 5, 1999.

     William H. Lomicka was elected to the Board of Directors effective January 7, 1999. Mr. Lomicka is president of Mayfair Capital, Inc., a private investment firm, a position he has held since 1989.

     Stephen E. Pomeroy is the son of David B. Pomeroy, II. There are no other family relationships among the Company's directors and executive officers.

BOARD  OF  DIRECTORS

     There were four meetings of the Board of Directors in 1998. Each member of the Board of Directors attended at least seventy-five percent (75%) of the aggregate of the total number of meetings of the Board and committees on which he served.

                      Committees of the Board of Directors
                      ------------------------------------

     The Company has a standing audit committee, which held two meetings during 1998, composed of two non-employee directors, Messrs. Smith and Rohrkemper, and Mr. Pomeroy, Chairman of the Board, President and Chief Executive Officer. The audit committee consults with the independent auditors regarding their examination of the financial statements of the Company and regarding the adequacy of internal controls. It reports to the Board of Directors on these matters and recommends the independent auditors to be designated for the ensuing year.

     The Company has a standing compensation committee, which held one meeting during 1998, composed of three non-employee directors, Messrs. Smith, Rohrkemper and Waters, and Mr. Pomeroy. This committee reviews the compensation paid by the Company and makes recommendations on these matters to the Board of Directors. Mr. Waters resigned from the Board effective January 5, 1999 and his position as a compensation committee member has not been replaced.

     The Company has a standing stock option committee, which held one meeting during 1998, consisting of Messrs. Rosenthal, Rohrkemper and Smith. This committee administers the 1992 Non-Qualified and Incentive Stock Option Plan.

             Section 16(a) Beneficial Ownership Reporting Compliance
             -------------------------------------------------------

During fiscal 1998, Mr. Stephen E. Pomeroy, Chief Financial Officer for Pomeroy Computer Resources, Inc. failed to file one Form 4 with respect to the grant of 25,000 options to purchase shares of the Common Stock of the Company in August 1998. This transaction was subsequently reported on a Form 5 for December 1998.

During fiscal 1998, Mr. Richard C. Mills, Chief Operating Officer for Pomeroy Computer Resources, Inc. failed to file one Form 4 with respect to the grant of 25,000 options to purchase shares of Common Stock of the Company in August 1998.

ITEM  11.  EXECUTIVE  COMPENSATION

                 SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION
                 ----------------------------------------------

     The following table is a summary for the fiscal years 1996, 1997 and 1998 of certain information concerning the compensation paid or accrued by the Company to the Chief Executive Officer and to each person who at any time during 1998 was an executive officer of the Company and whose aggregate salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers").

                                Summary Compensation Table

                                                                            Long Term
                                        Annual Compensation           Compensation Awards
                               -------------------------------------  -------------------
Name and Principal                                          Other Annual   Stock Options
Position                 Year  Salary (1)    Bonus          Compensation       # (2)
-----------------------  ----  -----------  --------       --------------  --------------
David B. Pomeroy         1998  $   475,000         -  (3)              -           25,000  (4)
CEO . . . . . . . . . .  1997  $   395,000  $720,000                   -           25,000
                         1996  $   395,000  $499,845                   -           56,250

Richard C. Mills. . . .  1998  $   250,000  $  7,500       $   98,953 (5)          30,000
Chief Operating Officer  1997  $   185,000  $ 14,000       $   61,833 (5)          35,000
                         1996  $   156,967  $ 10,000       $   56,220 (5)          54,000

Stephen E. Pomeroy. . .  1998  $   125,000  $ 52,000       $   38,504 (6)          45,000
CFO . . . . . . . . . .  1997  $   115,000  $ 41,324       $   18,500 (6)          30,000
                         1996  $   100,000  $100,000       $   21,762 (6)          29,250

James C. Eck. . . . . .  1998  $   192,500  $ 16,000       $   35,668 (7)           5,000
Vice President of . . .  1997  $   175,000  $ 34,400       $   31,067 (7)          10,000
Sales . . . . . . . . .  1996  $   150,000  $ 75,000       $   17,400 (7)               -

Victor Eilau. . . . . .  1998  $   294,665  $ 46,934                   -           10,000
President, Technology .  1997  $   124,800  $ 50,000                   -           15,000
Integration Financial
Services, Inc.

(1) Includes amounts deferred at the direction of the executive officer pursuant to the Company's 401(k) Retirement Plan.
(2) Unless otherwise noted, all stock options are awarded based on the fair market value of the Company's common stock at the time of grant.
(3)     Excludes  $300,000  of incentive cash  bonus  that  was  forgone.
(4)     Does  not  include options that were granted to Mr. Pomeroy after fiscal
        1998.
(5)     Includes  commission  of  $37,616, $20,500 and $48,220 in 1998, 1997 and
        1996, respectively. Includes accruals pursuant to deferred compensation agreements of $61,337, $41,333 and $8,000 in 1998, 1997 and 1996,
        respectively.
(6)     Represents amounts accrued pursuant to deferred compensation agreements.
(7)     Includes  commissions  of $19,000, $14,400 and $17,400 in 1998, 1997 and
        1996, respectively. Includes amounts accrued pursuant to deferred compensation agreements of $16,668 and $16,667 in 1998 and 1997, respectively.

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

     The following table sets forth certain information concerning the grant of options to purchase Common Stock to any of the Named Executive Officers during fiscal year 1998.

                       Individual Grants
-----------------------------------------------------------------------------------------
                                                                                            Potential Realizable Value
                       No. of Shares of     Percent of Total                                    at Assumed Annual
                         Common Stock      Options Granted to    Exercise or                   Rates of Stock Price
                      Underlying Options        Employees        Base Price    Expiration  Appreciation for Option Term
                                                                                           ----------------------------
Name                        Granted          in Fiscal Year        ($/Sh)         Date           5%             10%
--------------------  -------------------  -------------------  -------------  ----------  -------------  -------------
David B. Pomeroy, II           25,000 (1)               16.78%  $       17.50    01/06/03  $    121,000   $    267,000

Richard C. Mills . .               5,000                 3.36%  $       17.50    01/06/00  $      9,000   $     18,000
                                  25,000                16.78%  $       16.00    08/21/00  $     41,000   $     84,000

Stephen E. Pomeroy .              20,000                13.43%  $       17.50    01/06/00  $     36,000   $     74,000
                                  25,000                16.78%  $       16.00    08/21/00  $     41,000   $     84,000

James C. Eck . . . .               5,000                 3.36%  $       17.50    01/06/00  $      9,000   $     18,000

Victor Eilau . . . .               5,000                 3.36%  $       17.50    01/06/00  $      9,000   $     18,000
                                   5,000                 3.36%  $       25.06    07/06/00  $     13,000   $     26,000

(1)     Does  not  include options that were granted to Mr. Pomeroy after fiscal
1998.

         AGGREGATE STOCK OPTION EXERCISES IN YEAR ENDED JANUARY 5, 1999
                        AND YEAR-END STOCK OPTION VALUES

The following table sets forth information concerning aggregated option exercises in fiscal year 1998 and the number and value of unexercised options held by each of the Named Executive Officers at January 5, 1999.

                                                           NO. OF SECURITIES
                                                        UNDERLYING UNEXERCISED
                                                      OPTIONS AT JANUARY 5, 1999     VALUE OF UNEXERCISED
                                                              OPTIONS AT            IN-THE-MONEY OPTIONS AT
                                                            JANUARY 5, 1999             JANUARY 5, 1999
                          SHARES                                  (#)                         ($)
                                                      ---------------------------  -------------------------
                         ACQUIRED          VALUE             EXERCISABLE/                EXERCISABLE/
NAME                  ON EXERCISE (#)  REALIZED ($)          UNEXERCISABLE               UNEXERCISABLE
--------------------  ---------------  -------------  ---------------------------  -------------------------
David B. Pomeroy, II           20,000  $     318,245                  123,375 / 0  $          1,488,000 / $0

Richard C. Mills . .          120,866  $   2,106,540                   65,000 / 0  $            368,000 / $0

Stephen E. Pomeroy .                -  $           -                  116,625 / 0  $          1,136,000 / $0

James C. Eck . . . .                -  $           -                   15,000 / 0  $             77,000 / $0

Victor Eilau . . . .                -  $           -                   25,000 / 0  $             92,000 / $0

                         Submitted by Board of Directors

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

     Effective January 6, 1998, Mr. Pomeroy entered into a Seventh Amendment to the Employment Agreement with the Company (the "Seventh Amendment"). Mr. Pomeroy's compensation under the Seventh Amendment consisted of a base salary of $475,000 for fiscal 1998 and each subsequent fiscal year unless modified by the Compensation Committee. Under the Seventh Amendment Mr. Pomeroy was entitled to a cash bonus of up to a maximum of $400,000 and up to a maximum of 75,000 non-qualified stock options in fiscal 1998 based upon the Company's operating income. Mr. Pomeroy has forgone a fiscal 1998 incentive cash bonus of $300,000. Mr. Pomeroy may also be paid a discretionary bonus under any compensation, benefit or management incentive plan. Fifty percent of any discretionary bonus would be paid in cash and fifty percent would be treated as incentive deferred compensation.

     Under the amended Employment Agreement, the Company has agreed to pay all premiums for a term life insurance policy with a death benefit equal to $3,000,000 insuring the life of Mr. Pomeroy. The owner and beneficiary of this term life insurance policy is a trust established by Mr. Pomeroy. The Company and the trust entered into a split dollar arrangement whereunder the Company will pay all premiums on a whole life insurance policy with a death benefit equal to $2,000,000 insuring the life of Mr. Pomeroy, less the reportable economic benefit to the trust.

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

     Mr. Mills has an employment agreement with the Company effective January 1, 1993. The term of Mr. Mills' agreement is three years and is extended annually for additional one-year periods unless either party gives 60 days written notice of termination. The agreement provides for a stated base salary, which was $250,000 in fiscal 1998, and a discretionary bonus to be determined by the Board of Directors. Effective March 1, 1999, Mr. Mills resigned as Chief Operating Officer and his employment agreement was terminated as of that date by the agreement of the parties.

     Mr. Stephen E. Pomeroy's employment agreement with the Company was terminated upon the execution of an employment agreement between Pomeroy Select and Mr. Pomeroy effective January 6, 1999. Mr. Pomeroy's employment agreement with Pomeroy Select has a term of three years, which is extended on a daily basis resulting in a perpetual three year term. Mr. Pomeroy's employment agreement provides for an annual base salary of $175,000 during the year ending January 5, 2000 and for each subsequent year unless modified by the Compensation Committee. Under the employment agreement, he may earn quarterly and annual bonuses upon Pomeroy Select meeting certain predetermined goals. Mr. Pomeroy's base salary was $125,000 in fiscal 1998. The amount of any annual bonus will be paid 50% in cash and 50% as incentive deferred compensation.

     Mr. Eck has an employment agreement with the Company extending from September 18, 1995 to January 5, 1999, which is extended annually for successive one-year periods unless either party gives 30 days written notice of termination. Mr. Eck's compensation under the agreement consists of a base salary, which was $192,500 in fiscal 1998, annual and quarterly bonuses, monthly commissions based on gross sales, and stock options. The amount of any annual bonuses are determined on the basis of attainment of certain economic goals, and are to be paid 50% in cash and 50% as incentive deferred compensation.

     Mr. Eilau, President of Technology Integration Financial Services, Inc. ("TIFS"), a wholly-owned subsidiary of the Company, has an employment agreement with the Company extending from July 6, 1997 to July 5, 2000, which is extended annually for successive one-year periods unless either party gives 30 days written notice of termination. Mr. Eilau's compensation under the agreement consists of a base salary, which was $295,000 in fiscal 1998, deferred compensation based on Company revenues and pre-tax income and cash bonuses based on TIFS pre-tax income.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     In fiscal 1998, the Compensation Committee consisted of David B. Pomeroy, II, James H. Smith, III, Michael E. Rohrkemper and Kenneth R. Waters. Mr. Pomeroy is the Chief Executive Officer of the Company. Mr. Waters resigned from the Board of Directors effective January 5, 1999.

     The Company's principal executive offices and distribution facility are located in Hebron, Kentucky, comprised of approximately 36,000 and 111,000 square feet of space, respectively. These facilities are leased from Pomeroy Investments, LLC ("Pomeroy Investments"), a Kentucky limited liability company controlled by David B. Pomeroy, II, Chief Executive Officer of the Company, under a ten year triple-net lease agreement which expires in May 2006. The lease agreement provides for 2 five year renewal options.

     The Company from time to time has made advances to Pomeroy Investments to satisfy Pomeroy Investments' working capital needs.

     James H. Smith, a director of the Company, is a stockholder in the law firm of Lindhorst & Dreidame Co., L.P.A. Lindhorst & Dreidame Co. serves as general counsel to the Company. The legal services provided by Lindhorst & Dreidame Co. constituted less than 5% of the firm's business in 1998.

                             EXECUTIVE COMPENSATION

                      REPORT OF THE COMPENSATION COMMITTEE
                      ------------------------------------

     The Compensation Committee of the Board of Directors is currently composed of two (2) non-employee directors, Messrs. Smith and Rohrkemper, and Mr. Pomeroy, Chairman of the Board, President and Chief Executive Officer. During fiscal 1998, Mr. Waters was also a member of the compensation committee. Mr Waters resigned from the Company's Board of Directors effective January 5, 1999. The Committee is responsible for the establishment and oversight of the Company's Executive Compensation Program. This program is designed to meet the objectives of attracting, retaining and motivating executive employees and providing a balance of short term and long term incentives that can recognize individual contributions from an executive and the overall operating and financial results of the Company. The Committee intends to review Executive Compensation on a regular basis and to compare the competitiveness of the Company's executive compensation and corporate performance with other corporations comparable to the Company. The committee believes that the significant equity interest in the Company held by the Company's management aligns the interests of the shareholders and management. Through the programs adopted by the Company a significant portion of Executive Compensation is linked to individual and corporate performance and stock price appreciation.

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

                             LONG TERM COMPENSATION

A.  1992  NON-QUALIFIED  AND  INCENTIVE  STOCK  OPTION  PLAN

     The Company's 1992 Non-Qualified and Incentive Stock Option Plan (the "Option Plan") has presently reserved for issuance an aggregate of 1,850,000 common shares. The Option Plan was adopted to encourage ownership of common shares by officers and key employees of the Company to encourage their continued employment with the Company and to provide them with incentives to promote the success of the Company. The Stock Option Committee of the Board of Directors grants options under and otherwise administers the Option Plan. The exercise price for options under the Option Plan must be at least one hundred percent (100%) of the fair market value of the common shares on the date of grant; provided, however, in the event that an incentive stock option is granted to an employee who owns more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or, if applicable, a subsidiary or parent corporation of the Company, the exercise price per share for such incentive stock options cannot be less than one hundred ten percent (110%) of the fair market value of the common shares on the date of grant. The exercise price of options granted under the Option Plan is payable in cash or, at the discretion of the Stock Option Committee in whole or in part, in common shares, valued at their fair market value at the date of exercise. Each option granted under the Option Plan expires on the date or dates set forth in the specific option award as determined by the Stock Option Committee in its sole discretion, but not later than ten (10) years from the date of grant. The Option Plan will terminate on February 13, 2002, but such termination will not affect any outstanding options previously granted.

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

C.  EMPLOYEE  BENEFIT  PLANS

     The Company maintains a 401(k) savings plan which generally covers all employees of the Company. Plan participants may contribute up to fifteen percent (15%) of their annual base salary on a pre-tax basis, although contributions of certain highly compensated employees may be limited under federal tax laws. In fiscal 1998, the Company began making contributions to the plan based on a participant's annual pay.

                      CHIEF EXECUTIVE OFFICER COMPENSATION

     Mr. Pomeroy served as Chairman of the Board and Chief Executive Officer throughout fiscal 1998. Mr. Pomeroy's compensation, which includes an annual salary, bonuses and stock options, was determined in accordance with the terms of the Seventh Amendment to his Employment Agreement. The Seventh Amendment, which established the performance criteria for fiscal 1998, was adopted by the Compensation Committee in December 1997. The terms of Mr. Pomeroy's Employment Agreement and any amendments thereto are based on the factors described above including a review of the compensation paid to executives of comparable companies.

                     Submitted by the Compensation Committee

       James H. Smith, III, Michael E. Rohrkemper and David B. Pomeroy, II

                                PERFORMANCE GRAPH

     The following Performance Graph compares the percentage of the cumulative total shareholder return on the Company's common shares with the cumulative total return assuming reinvestment of dividends of (i) the S&P 500 Stock Index and (ii) the NASDAQ Industrial Index.

                             CUMULATIVE TOTAL RETURN
             BASED ON REINVESTMENT OF $100 BEGINNING APRIL 10, 1992

                         [CUMULATIVE TOTAL RETURN GRAPH]

       Pomeroy  S&P500  NASDAQ Industrial
4/92       100     100                100
12/92     81.9   107.9              107.2
12/93    135.2   115.5              119.2
12/94    119.6   113.8              111.5
12/95      166   152.6              142.7
12/96    726.8   183.5              164.1
12/97      557   240.4              232.2
12/98    687.2   304.5              324.3

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
           ---------------------------------------------------------------------

     The following table sets forth certain information, as of March 11, 1999, with respect to each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding common stock, and information with respect to the beneficial ownership of its common stock by each Director, each Named Executive Officer, and by the Directors and executive officers of the Company as a group.

                                AMOUNT & NATURE OF
NAME                         BENEFICIAL OWNERSHIP (1)  % OF CLASS
---------------------------  ------------------------  -----------
David B. Pomeroy, II. . . .             2,458,425 (2)       20.64%

Richard C. Mills. . . . . .               185,866 (3)        1.58%

Stephen E. Pomeroy. . . . .               122,201 (4)        1.03%

James C. Eck. . . . . . . .                18,000 (5)           *

Victor Eilau. . . . . . . .                25,000 (6)           *

James H. Smith, III . . . .                14,798 (7)           *

David  W. Rosenthal . . . .                 5,000 (8)           *

Michael E. Rohrkemper . . .                15,688 (9)           *

Kenneth R. Waters . . . . .                5,500 (10)           *

William H.  Lomicka . . . .                        -            -

Directors and all Executive
Officers as  a Group. . . .            2,850,478 (11)       23.43%

------------------------------------
*  Less  than  one  percent  (1%)

(1) The "Beneficial Owner" of a security includes any person who shares voting power or investment power with respect to such security or has the right to acquire beneficial ownership of such security within 60 days based solely on information provided to the Company.
(2) Includes 22,636 shares owned by his spouse as to which Mr. Pomeroy disclaims beneficial ownership. Also includes 193,375 shares issuable upon exercise of stock options.
(3) Includes 65,000 shares of Common Stock issuable upon exercise of stock options.
(4) Includes 116,625 shares of Common Stock issuable upon exercise of stock options.
(5) Includes 15,000 shares of Common Stock issuable upon exercise of stock options.
(6) Includes 25,000 shares of Common Stock issuable upon exercise of stock options.
(7)     Includes  11,187  shares  issuable  upon  exercise  of  stock  options.
(8) Includes 1,500 shares of Common Stock owned by his spouse and 3,000 shares issuable to his spouse upon the exercise of stock options, as to which Dr. Rosenthal disclaims beneficial ownership.
(9) Includes 247 shares of Common Stock held by Rohrkemper & Ossege Ltd., a partnership in which Mr. Rohrkemper has a 60% interest. Also includes 10,625 shares of Common Stock issuable upon exercise of stock options.
(10) Includes 5,000 shares of Common Stock issuable upon exercise of stock options.
(11) Includes 446,559 shares of Common Stock issuable upon exercise of stock options.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     James H. Smith, III, a director of the Company, is a shareholder in the law firm of Lindhorst & Dreidame Co. L.P.A., which serves as general counsel to the Company. See "Compensation Committee Interlocks and Insider Participation".

     Mr. David B. Pomeroy, II the Chairman of the Board, President and Chief Executive Officer of the Company, engaged in certain transactions with the Company in the last fiscal year. See "Compensation Committee Interlocks and Insider Participation" and "Employment Agreements."

     Addie W. Rosenthal, the spouse of Dr. Rosenthal, a member of the Board of Directors, serves as Vice President of Marketing and Investor Relations for the Company.

     Kenneth R. Waters, a director of the Company since April 1997, served as a consultant to the Company from June 1996 through November 1996. Mr. Waters was paid $1,500 per month for his services for a total of $9,000 during the term of the consulting arrangement. In January 1997, the Company retained Mr. Waters to provide additional consulting services to the Company on an on-going basis. Mr. Waters is paid $1,500 per month which also includes his compensation as a member of the Board of Directors. Mr. Waters resigned as a director effective January 5, 1999. He was elected to the Board of Directors of Pomeroy Select Integration Solutions, Inc. (a wholly-owned subsidiary of the Company) in December 1998.

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     The  following  documents  are  filed  as  a  part  of  this  report:

                                                                                                   1998 Form
                                                                                                   10-K Page
                                                                                                   ---------
1.         Financial Statements:

           Report of Independent Certified Public Accountants                                         F-1

           Consolidated Balance Sheets,
           January 5, 1998 and January 5, 1999                                                    F-2 to F-3

           For each of the three fiscal years in
           The period ended January 5, 1999:

           Consolidated Statements of Income                                                          F-4

           Consolidated Statements of Cash Flows                                                      F-5

           Consolidated Statements of Equity                                                          F-6

           Notes to Consolidated Financial Statements                                             F-7 to F-18

2.         Financial Statement Schedules:

           None

                                                                                            Filed Herewith
                                                                                            (page #) or
                                                                                            Incorporated
3.         Exhibits                                                                         by Reference to:
           --------                                                                         ----------------
           3(a)                       Certificate of Incorporation of the Company           Exhibit 3(a) of Company's
                                                                                            Form S-1 filed Feb. 14, 1992

           3(b)                       Bylaws of the Company                                 Exhibit 3(a) of Company's
                                                                                            Form S-1 filed Feb. 14, 1992

           4                          Rights Agreement between the Company and The Fifth    Exhibit 4 of Company's  Form
                                      Third Bank, as Rights Agent dated as of February      8-K filed February 23, 1998
                                      23,1998

           10(i)                      Material Agreements

                        (b)(1)        Agreement for Wholesale Financing (Security           Exhibit 10(i)(b)(1) of
                                      Agreement) between IBM Credit Corporation and         Company's Form 10-K filed
                                      the Company dated April 2, 1992                       April 7, 1994

                        (b)(2)        Addendum to Agreement for Wholesale Financing         Exhibit 10(i)(b)(2) of
                                      between IBM Credit Corporation and the Company        Company's Form 10-K filed
                                      dated July 7, 1993                                    April 7, 1994

                        (c)(1)        Agreement for Wholesale Financing (Security           Exhibit 10(i)(c)(1) of
                                      Agreement) between ITT Commercial Finance             Company's Form 10-K filed
                                      Corporation and the Company dated March 27, 1992      April 7, 1994

                        (c)(2)        Addendum to Agreement for Wholesale Financing         Exhibit 10(i)(c)(2) of
                                      between ITT Commercial Finance Corporation and        Company's Form 10-K filed
                                      the Company dated July 7, 1993                        April 7, 1994

                        (c)(3)        Amendment to Agreement for Wholesale Financing        Exhibit 10(i)(c)(3) of
                                      between Deutsche Financial Services f/k/a ITT         Company's Form 10-Q filed May
                                      Commercial Finance Corporation and the Company        18, 1995
                                      dated May 5, 1995.

                        (d)(1)        Asset Purchase Agreement among the Company;           Exhibit 10(i)(z) of Company's
                                      TCSS; and Richard Feaster, Victoria Feaster,          Form 8-K dated March 14, 1996
                                      Harry Feaster, Carolyn Feaster, Victoria
                                      Feaster, trustee of the Emily Patricia Feaster
                                      Trust, and Victoria Feaster, as trustee of the
                                      Nicole Ann Feaster Trust dated March 14, 1996

                        (d)(2)        Lease between the Company and TCSS dated March        Exhibit 10.48 of Company's
                                      15, 1996                                              Form S-1 filed June 4, 1996

                        (d)(3)        Lease between Arthur K. Jones Trust, Firststar        Exhibit 10.49 of Company's
                                      Bank Des Moines, N.A., and William A. Jones,          Form S-1 filed June 4, 1996
                                      Trustees, and The Computer Supply Store, Inc.
                                      dated July 1, 1994 (assigned to the Company
                                      effective as of March 14, 1996)

                        (d)(4)        Registration Rights Agreement between the             Exhibit 10.50 of Company's
                                      Company and TCSS dated March 14, 1996                 Form S-1 filed June 4, 1996

                        (d)(5)        Employment Agreement between the Company and          Exhibit 10.51 of Company's
                                      Richard Feaster dated March 14, 1996                  Form S-1 filed June 4, 1996

                        (d)(6)        Employment Agreement between the Company and          Exhibit 10.52 of Company's
                                      Victoria Feaster dated March 14, 1996                 Form S-1 filed June 4, 1996

                        (e)(1)        IBM Agreement for Authorized Dealers                  Exhibit 10(i)(e)(1) of
                                      and Industry Remarketers with the                     Company's Form S-1 filed
                                      Company, dated September 3, 1991                      Feb. 14, 1992

                        (e)(2)        Schedule of Substantially                             Exhibit 10(i)(e)(2) of
                                      Identical IBM Agreements for                          Company's Form S-1 filed
                                      Authorized Dealers and Industry                       Feb. 14, 1992
                                      Remarketers

                        (f)           Compaq Computer Corporation United                    Exhibit 10(i)(f) of Company's
                                      States Dealer Agreement with the                      Form S-1 filed Feb. 14, 1992
                                      Company, dated September 27, 1990

                        (g)           Dealer Sales Agreement between                        Exhibit 10(i)(g) of Company's
                                      Apple Computer, Inc. and the                          Form S-1 filed Feb. 14, 1992
                                      Company, dated April 1, 1991

                        (i)           Lease between F.G.&H. Partnership                     Exhibit 10(i)(i) of Company's
                                      and the Company for 908 DuPont Road,                  Form S-1 filed Feb. 14, 1992
                                      Louisville, KY, dated May 9, 1990

                        (j)(1)        Purchase Agreement between the Company and            Exhibit 10.86 of Company's
                                      First of Michigan Corporation dated March 28,         Form S-1 filed June 4, 1996
                                      1996

                        (j)(2)        Purchase Agreement between the Company and John       Exhibit 10.87 of Company's
                                      C. Donnelly dated March 28, 1996                      Form S-1 filed June 4, 1996

                        (j)(3)        Purchase Agreement between the Company and Dan        Exhibit 10.88 of Company's
                                      B. French dated March 28, 1996                        Form S-1 filed June 4, 1996

                        (j)(4)        Purchase Agreement between the Company and            Exhibit 10.89 of Company's
                                      James C. Penman dated March 28, 1996                  Form S-1 filed June 4, 1996

                        (l)           Covenant not to Compete between the Company and       Exhibit 10(i)(l)(2) of
                                      Richard C. Mills dated July 7, 1993                   Company's Form 10-K filed
                                                                                            April 7, 1994

                        (m)(1)        Asset Purchase Agreement among the Company, AA        Exhibit 10.5 of Company's
                                      Microsystems, Inc. and Stuart Raburn dated            Form S-3 filed January 3, 1997
                                      August 2, 1996

                        (m)(2)        Promissory Note dated August 2, 1996 of the           Exhibit 10.6 of Company's
                                      Company in favor of AA Microsystems, Inc.             Form S-3 filed January 3, 1997

                        (n)(1)        Lease between Crown Development Group and the         Exhibit 10(i)(n) of Company's
                                      Company for 3740 St. Johns Bluff Road, Suite          Form 10-K filed March 31, 1993
                                      19, Jacksonville, FL dated September 17, 1992

                        (n)(2)        Amendment to Lease between Crown Development          Exhibit 10(i)(n)(2) of
                                      Group and the Company for 3740 St. Johns Bluff        Company's Form 10-K filed
                                      Road, Suite 19, Jacksonville, FL dated December       April 4, 1996
                                      11, 1995

                        (p)(1)        Remarketing and Agency Agreement (the                 Exhibit 10(i)(p)(1) of
                                      "Remarketing Agreement") between Information          Company's Form S-1 filed Feb.
                                      Leasing Corporation and the Company dated             14, 1992
                                      January 7, 1990

                        (p)(2)        Amendment No. 1 to the Remarketing Agreement          Exhibit 10(i)(p)(2) of
                                      dated November 12, 1991                               Company's Form S-1 filed Feb.
                                                                                            14, 1992

                        (p)(3)        Letter, dated February 2, 1994, extending term        Exhibit 10(i)(p)(3) of
                                      of Remarketing Agreement to May 1, 1996               Company's Form 10-K filed
                                                                                            April 4, 1996

                        (p)(4)        Amendment No. 2 to the Remarketing Agreement          Exhibit 10(i)(p)(4) of
                                      dated October 10, 1995                                Company's Form 10-K filed
                                                                                            April 4, 1996

                        (q)           Lease between Athens Properties and the Company       Exhibit 10(i)(q) of Company's
                                      for Crosspark Drive, Knoxville, TN dated              Form 10-K filed April 4, 1996
                                      October 31, 1995

                        (r)(1)        Asset Purchase Agreement among the Company,           Exhibit 10.7 of Company's
                                      Communications Technology, Inc. d/b/a DILAN and       Form S-3 filed January 3, 1997
                                      Robert Martin dated October 11, 1996

                        (r)(2)        Subordinated Promissory Note dated October 11,        Exhibit 10.8 of Company's
                                      1996 of the Company in favor of Communications        Form S-3 filed January 3, 1997
                                      Technology, Inc.

                        (r)(3)        Subordination Agreement among the Company,            Exhibit 10.9 of Company's
                                      Communications Technology, Inc. and Star Bank,        Form S-3 filed January 3, 1997
                                      N.A. dated October 11, 1996

                        (s)           Services Agreement between the Company and            Exhibit 10.13 of Company's
                                      Nationwide Mutual Insurance and the Company           Form S-3 filed January 3, 1997
                                      dated December 11, 1996

                        (t1)          Asset Purchase Agreement among the Company and        Exhibit 10(i)(t)(1) of
                                      Magic Box, Inc. dated June 26, 1997                   Company's Form 10-Q filed
                                                                                            August 11, 1997

                        (t)(2)        Employment Agreement between the Company and          Exhibit 10(i)(t)(2) of
                                      Israel Fintz, dated June 26, 1997                     Company's Form 10-Q filed
                                                                                            August 11, 1997

                        (t)(3)        Incentive Deferred Compensation Agreement             Exhibit 10(i)(t)(3) of
                                      between the Company and Israel Fintz, dated           Company's Form 10-Q filed
                                      June 26, 1997                                         August 11, 1997

                        (t)(4)        Employment Agreement between the Company and          Exhibit 10(i)(t)(4) of
                                      Allison Sokol, dated June 26, 1997                    Company's Form 10-Q filed
                                                                                            August 11, 1997

                        (t)(5)        Incentive Deferred Compensation Agreement             Exhibit 10(i)(t)(5) of
                                      between the Company and Allison Sokol, dated          Company's Form 10-Q filed
                                      June 26, 1997                                         August 11, 1997

                        (t)(6)        Power of Attorney given to the Company by Magic       Exhibit 10(i)(t)(6) of
                                      Box, Inc. for the collection of Accounts              Company's Form 10-Q filed
                                      Receivable, dated June 26, 1997                       August 11, 1997

                        (t)(7)        Agreement for the Assumption of Liabilities           Exhibit 10(i)(t)(7) of
                                      between the Company and Magic Box, Inc.               Company's Form 10-Q filed
                                                                                            August 11, 1997

                        (t)(8)        Subordination Agreement by and among the              Exhibit 10(i)(t)(8) of
                                      Company, Magic Box, Inc. and Star Bank, N.A.,         Company's Form 10-Q filed
                                      dated June 26, 1997                                   August 11, 1997

                        (t)(9)        Subordinated Promissory Note between the              Exhibit 10(i)(t)(9) of
                                      Company and Israel Fintz, dated June 26, 1997         Company's Form 10-Q filed
                                                                                            August 11, 1997

                        (t)(10)       Subordinated Promissory Note between the              Exhibit 10(i)(t)(10) of
                                      Company and Allison Sokol, dated June 26, 1997        Company's Form 10-Q filed
                                                                                            August 11, 1997

                        (t)(11)       Subordinated Promissory Note between the              Exhibit 10(i)(t)(11) of
                                      Company and Marvin Rosen, dated June 26, 1997         Company's Form 10-Q filed
                                                                                            August 11, 1997

                        (t)(12)       Subordinated Promissory Note between the              Exhibit 10(i)(t)(12) of
                                      Company and M. Ronald Krongold, dated June 26,        Company's Form 10-Q filed
                                      1997                                                  August 11, 1997

                        (t)(13)       General Bill of Sale between the Company and          Exhibit 10(i)(t)(13) of
                                      Magic Box, Inc., dated June 26, 1997                  Company's Form 10-Q filed
                                                                                            August 11, 1997

                        (t)(14)       Non Compete Agreement between the Company and         Exhibit 10(i)(t)(14) of
                                      Israel Fintz, dated June 26, 1997                     Company's Form 10-Q filed
                                                                                            August 11, 1997

                        (t)(15)       Non Compete Agreement between the Company and         Exhibit 10(i)(t)(15) of
                                      Allison Sokol, dated June 26, 1997                    Company's Form 10-Q filed
                                                                                            August 11, 1997

                        (t)(16)       Non Compete Agreement between the Company and         Exhibit 10(i)(t)(16) of
                                      Marvin Rosen, dated June 26, 1997                     Company's Form 10-Q filed
                                                                                            August 11, 1997

                        (t)(17)       Non Compete Agreement between the Company and         Exhibit 10(i)(t)(17) of
                                      M. Ronald Krongold, dated June 26, 1997               Company's Form 10-Q filed
                                                                                            August 11, 1997

                        (t)(18)       Non Compete Agreement between the Company and         Exhibit 10(i)(t)(18) of
                                      Magic Box, Inc., dated June 26, 1997                  Company's Form 10-Q filed
                                                                                            August 11, 1997

                        (u)           Lease between NWI Airpark L.P. and the Company        Exhibit 10(i)(u) of Company's
                                      for 717 Airpark Center Drive, Nashville, TN           Form 10-K filed April 4, 1995
                                      dated February 24, 1994

                        (v)(1)        Promissory Note dated May 30, 1997 by and among       Exhibit 10(i)(v)(1) of
                                      Star Bank, N.A., the Company and Pomeroy              Company's Form 10-Q filed
                                      Computer Leasing Company, Inc.                        August 11, 1997

                        (v)(2)        Loan Agreement dated October 31,1997 between          Exhibit 10(i)(v)(2) of
                                      The Fifth Third Bank of Northern Kentucky, Inc.       Company's Form 10-K filed
                                      and Technology Integration Financial Services,        April 5, 1998
                                      Inc.

                        (v)(3)        Guarantor Agreement dated October 31,1997             Exhibit 10(i)(v)(3) of
                                      between Pomeroy Computer Resources, Inc and The       Company's Form 10-K filed
                                      Fifth Third Bank of Northern Kentucky, Inc.           April 5, 1998

                        (v)(4)        Addendum 1 to Guarantor Agreement dated October       Exhibit 10(i)(v)(4) of
                                      31,1997 between Pomeroy Computer Resources, Inc       Company's Form 10-K filed
                                      and The Fifth Third Bank of Northern Kentucky,        April 5, 1998
                                      Inc.

                        (v)(5)        Assignment Agreement between dated October            Exhibit 10(i)(v)(5) of
                                      31,1997 between The Fifth Third Bank of               Company's Form 10-K filed
                                      Northern Kentucky, Inc. and Technology                April 5, 1998
                                      Integration Financial Services, Inc.

                        (v)(6)        Incumbency and Authorization Agreement dated          Exhibit 10(i)(v)(6) of
                                      October 31,1997 between The Fifth Third Bank of       Company's Form 10-K filed
                                      Northern Kentucky, Inc. and Technology                April 5, 1998
                                      Integration Financial Services, Inc.

                        (v)(7)        Draw Facility Note dated October 31,1997              Exhibit 10(i)(v)(7) of
                                      between The Fifth Third Bank of Northern              Company's Form 10-K filed
                                      Kentucky, Inc. and Technology Integration             April 5, 1998
                                      Financial Services, Inc.

                        (v)(8)        Revolving Credit Note dated October 31,1997           Exhibit 10(i)(v)(8) of
                                      between The Fifth Third Bank of Northern              Company's Form 10-K filed
                                      Kentucky, Inc. and Technology Integration             April 5, 1998
                                      Financial Services, Inc.

                        (v)(9)        Security Agreement dated October 31,1997              Exhibit 10(i)(v)(9) of
                                      between The Fifth Third Bank of Northern              Company's Form 10-K filed
                                      Kentucky, Inc. and Technology Integration             April 5, 1998
                                      Financial Services, Inc.

                        (w)(1)        Non Compete Agreement between the Company and         Exhibit 10(i)(w)(1) of
                                      Microcare Computer Services, Inc., dated July         Company's Form 10-Q filed
                                      24, 1997                                              November 10, 1997

                        (w)(2)        Non Compete Agreement between the Company and         Exhibit 10(i)(w)(2) of
                                      Microcare, Inc., dated July 24, 1997                  Company's Form 10-Q filed
                                                                                            November 10, 1997

                        (w)(3)        Assignment and Assumption Agreement between the       Exhibit 10(i)(w)(3) of
                                      Company, and Microcare Computer Services, Inc.,       Company's Form 10-Q filed
                                      and Microcare Inc., dated July 24, 1997               November 10, 1997

                        (w)(4)        Assumption of Liabilities Agreement between the       Exhibit 10(i)(w)(4) of
                                      Company, and Microcare Computer Services, Inc.,       Company's Form 10-Q filed
                                      and Microcare Inc.,  dated July 24, 1997              November 10, 1997

                        (w)(5)        Non Compete Agreement between the Company, and        Exhibit 10(i)(w)(5) of
                                      Robert L. Versprille, dated July 24, 1997             Company's Form 10-Q filed
                                                                                            November 10, 1997

                        (w)(6)        Consent for Use of Similar Name between the           Exhibit 10(i)(w)(6) of
                                      Company and Microcare, Inc., dated July 24, 1997      Company's Form 10-Q filed
                                                                                            November 10, 1997

                        (w)(7)        Subordination Agreement between the Company,          Exhibit 10(i)(w)(7) of
                                      and Microcare Computer Services, Inc., and Star       Company's Form 10-Q filed
                                      Bank, N.A., dated July 24, 1997                       November 10, 1997

                        (w)(8)        Subordinated Promissory Note between the              Exhibit 10(i)(w)(8) of
                                      Company and Microcare Computer Services, Inc.,        Company's Form 10-Q filed
                                      dated July 24, 1997                                   November 10, 1997

                        (w)(9)        Registration Rights Agreement between the             Exhibit 10(i)(w)(9) of
                                      Company and Microcare Computer Services, Inc.,        Company's Form 10-Q filed
                                      dated July 24, 1997                                   November 10, 1997

                        (w)(10)       General Bill of Sale and Assignment between the       Exhibit 10(i)(w)(10) of
                                      Company and Microcare Computer Services, Inc.,        Company's Form 10-Q filed
                                      dated July 24, 1997                                   November 10, 1997

                        (w)(11)       General Bill of Sale and Assignment between the       Exhibit 10(i)(w)(11) of
                                      Company and Microcare, Inc., dated June 24, 1997      Company's Form 10-Q filed
                                                                                            November 10, 1997

                        (w)(12)       Asset Purchase Agreement between the Company,         Exhibit 10(i)(w)(12) of
                                      and  Microcare Computer Services, Inc.,               Company's Form 10-Q filed
                                      Microcare Inc., and Robert L. Versprille dated        November 10, 1997
                                      July 24, 1997

                        (w)(13)       Employment Agreement between the Company and          Exhibit 10(i)(w)(13) of
                                      Robert L. Versprille, dated July 24, 1997             Company's Form 10-Q filed
                                                                                            November 10, 1997

                        (x)           Lease between the Company and Pomeroy                 Exhibit 10(i)(x) of Company's
                                      Investments, LLC for buildings at Airpark             Form 10-Q filed November 17,
                                      International dated September 5, 1995                 1995

                        (y)           Lease between the Company and New England             Exhibit 10(i)(y) of Company's
                                      Mutual Life Insurance Company for building at         Form 10-Q filed November 17,
                                      Lexington Business Center dated October 4, 1995       1995

                        (z)(1)        Asset Purchase Agreement between the Company          Exhibit 10(i)(z)(1) of
                                      and Cabling Unlimited, Inc. dated October 13,         Company's Form 10-K filed
                                      1995                                                  April 4, 1996

                        (z)(2)        Agreement between Cabling Unlimited, Inc. and         Exhibit 10(i)(z)(2) of
                                      the Company dated October 13, 1995                    Company's Form 10-K filed
                                                                                            April 4, 1996

                        (z)(3)        Agreement between Karen Epperson and the              Exhibit 10(i)(z)(3) of
                                      Company dated October 13, 1995                        Company's Form 10-K filed
                                                                                            April 4, 1996

                        (z)(4)        Employment Agreement between Karen Epperson and       Exhibit 10(i)(z)(4) of
                                      the Company dated October 13, 1995                    Company's Form 10-K filed
                                                                                            April 4, 1996

                        (z)(5)        Assumption of Liabilities between Cabling             Exhibit 10(i)(z)(5) of
                                      Unlimited, Inc. and the Company dated October         Company's Form 10-K filed
                                      13, 1995                                              April 4, 1996

                        (cc)(1)       Plan of Reorganization dated October 17,1997          Exhibit (10)(i)(cc)(1) of
                                      between Pomeroy Computer Resources of South           Company's Form 10-K filed
                                      Carolina and The Computer Store, Inc.                 April 5,1998

                        (cc)(2)       Plan of Merger dated October 17,1997 between          Exhibit (10)(i)(cc)(2) of
                                      Pomeroy Computer Resources of South Carolina          Company's Form 10-K filed
                                      and The Computer Store, Inc.                          April 5,1998

                        (cc)(3)       Articles of Merger dated October 17,1997              Exhibit (10)(i)(cc)(3) of
                                      between Pomeroy Computer Resources of South           Company's Form 10-K filed
                                      Carolina and The Computer Store, Inc.                 April 5,1998

                        (cc)(4)       Employment Agreement dated October 17,1997            Exhibit (10)(i)(cc)(4) of
                                      between Pomeroy Computer Resources of South           Company's Form 10-K filed
                                      Carolina, Inc. and Jeffrey F. Hipp                    April 5,1998

                        (cc)(5)       Employment Agreement dated October 17,1997            Exhibit (10)(i)(cc)(5) of
                                      between Pomeroy Computer Resources of South           Company's Form 10-K filed
                                      Carolina, Inc. and Ronald D. Hildreth                 April 5,1998

                        (cc)(6)       Employment Agreement dated October 17,1997            Exhibit (10)(i)(cc)(6) of
                                      between Pomeroy Computer Resources of South           Company's Form 10-K filed
                                      Carolina, Inc. and Authur M. Cox                      April 5,1998

                        (cc)(7)       Guaranty of Employment Agreement dated October        Exhibit (10)(i)(cc)(7) of
                                      17,1997 between Pomeroy Computer Resources of         Company's Form 10-K filed
                                      South Carolina, Inc. and Authur M. Cox                April 5,1998

                        (cc)(8)       Guaranty of Employment Agreement dated October        Exhibit (10)(i)(cc)(8) of
                                      17,1997 between Pomeroy Computer Resources of         Company's Form 10-K filed
                                      South Carolina, Inc. and Ronald D. Hildreth           April 5,1998

                        (cc)(9)       Guaranty of Employment Agreement dated October        Exhibit (10)(i)(cc)(9) of
                                      17,1997 between Pomeroy Computer Resources of         Company's Form 10-K filed
                                      South Carolina, Inc. and Jeffery F. Hipp              April 5,1998

                        (cc)(10)      Non-Compete Agreement dated October 17,1997           Exhibit (10)(i)(cc)(10) of
                                      between Pomeroy Computer Resources of South           Company's Form 10-K filed
                                      Carolina, Inc. and Authur M. Cox                      April 5,1998

                        (cc)(11)      Non-Compete Agreement dated October 17,1997           Exhibit (10)(i)(cc)(11) of
                                      between Pomeroy Computer Resources of South           Company's Form 10-K filed
                                      Carolina, Inc. and Ronald D. Hildreth                 April 5,1998

                        (cc)(12)      Non-Compete Agreement dated October 17,1997           Exhibit (10)(i)(cc)(12) of
                                      between Pomeroy Computer Resources of South           Company's Form 10-K filed
                                      Carolina, Inc. and Jeffrey F. Hipp                    April 5,1998

                        (cc)(13)      Investor's Certificate dated October 17,1997          Exhibit (10)(i)(cc)(13) of
                                      between Pomeroy Computer Resources of South           Company's Form 10-K filed
                                      Carolina, Inc. and Jeffrey F. Hipp                    April 5,1998

                        (cc)(14)      Investor's Certificate dated October 17,1997          Exhibit (10)(i)(cc)(14) of
                                      between Pomeroy Computer Resources of South           Company's Form 10-K filed
                                      Carolina, Inc. and Ronald D. Hildreth                 April 5,1998

                        (cc)(15)      Investor's Certificate dated October 17,1997          Exhibit (10)(i)(cc)(15) of
                                      between Pomeroy Computer Resources of South           Company's Form 10-K filed
                                      Carolina, Inc. and Authur M. Cox                      April 5,1998

                        (cc)(16)      Escrow Agreement dated October 17,1997 between        Exhibit (10)(i)(cc)(16) of
                                      Pomeroy Computer Resources of South Carolina,         Company's Form 10-K filed
                                      Inc., Authur M. Cox, Ronald D. Hildreth, and          April 5,1998
                                      Jeffrey F. Hipp

                        (cc)(17)      Opinion Letter on Plan of Merger dated October        Exhibit (10)(i)(cc)(17) of
                                      17,1997 between Pomeroy Computer Resources of         Company's Form 10-K filed
                                      South Carolina and The Computer Store, Inc.           April 5,1998

                        (dd)(1)       Asset Purchase Agreement dated March 6, 1998          Exhibit (10)(i)(dd)(1) of
                                      between the Company and Commercial Business           Company's Form 10-Q filed
                                      Systems, Inc.                                         May 6,1998

                        (dd)(2)       Employment Agreement dated March 6, 1998              Exhibit (10)(i)(dd)(2) of
                                      between the Company and Thomas Clayton                Company's Form 10-Q filed
                                                                                            May 6,1998

                        (dd)(3)       Employment Agreement dated March 6, 1998              Exhibit (10)(i)(dd)(3) of
                                      between the Company and Steven Shapiro                Company's Form 10-Q filed
                                                                                            May 6,1998

                        (dd)(4)       Subordinated Promissory Note dated March 6,           Exhibit (10)(i)(dd)(4) of
                                      1998 between the Company and Commercial               Company's Form 10-Q filed
                                      Business System, Inc.                                 May 6,1998

                        (dd)(5)       Subordination Agreement dated March 6, 1998           Exhibit (10)(i)(dd)(5) of
                                      between the Company and Commercial Business           Company's Form 10-Q filed
                                      System, Inc.                                          May 6,1998

                        (dd)(6)       General Bill of Sales and Assignment dated            Exhibit (10)(i)(dd)(6) of
                                      March 6, 1998 between the Company and                 Company's Form 10-Q filed
                                      Commercial Business System, Inc.                      May 6,1998

                        (dd)(7)       Assumption of Liabilities dated March 6, 1998         Exhibit (10)(i)(dd)(7) of
                                      between the Company and Commercial Business           Company's Form 10-Q filed
                                      System, Inc.                                          May 6,1998

                        (dd)(8)       Power of Attorney dated March 6, 1998 between         Exhibit (10)(i)(dd)(8) of
                                      the Company and Commercial Business System, Inc.      Company's Form 10-Q filed
                                                                                            May 6,1998

                        (dd)(9)       Assignment and Assumption Agreement dated March       Exhibit (10)(i)(dd)(9) of
                                      6, 1998 between the Company and Commercial            Company's Form 10-Q filed
                                      Business System, Inc.                                 May 6,1998

                        (dd)(10)      Agreement dated March 6, 1998 between the             Exhibit (10)(i)(dd)(10) of
                                      Company and Commercial Business System, Inc.          Company's Form 10-Q filed
                                                                                            May 6,1998

                        (dd)(11)      Assignment and Assumption of Lease Agreement          Exhibit (10)(i)(dd)(11) of
                                      dated March 6, 1998 between the Company and           Company's Form 10-Q filed
                                      Commercial Business System, Inc.                      May 6,1998

                        (dd)(12)      Assignment and Assumption of Lease Agreement          Exhibit (10)(i)(dd)(12) of
                                      dated March 6, 1998 between the Company and           Company's Form 10-Q filed
                                      Commercial Business System, Inc.                      May 6,1998

                        (dd)(13)      Covenant Not to Compete Agreement dated March         Exhibit (10)(i)(dd)(13) of
                                      6, 1998 between the Company and Steve Shapiro         Company's Form 10-Q filed
                                                                                            May 6,1998

                        (dd)(14)      Covenant Not to Compete Agreement dated March         Exhibit (10)(i)(dd)(14) of
                                      6, 1998 between the Company and Thomas Clayton        Company's Form 10-Q filed
                                                                                            May 6,1998

                        (dd)(15)      Covenant Not to Compete Agreement dated March         Exhibit (10)(i)(dd)(15) of
                                      6, 1998 between the Company and Commercial            Company's Form 10-Q filed
                                      Business Systems, Inc.                                May 6,1998

                        (dd)(16)      Consent for use of Similar Name Agreement dated       Exhibit (10)(i)(dd)(16) of
                                      March 6, 1998 between the Company and                 Company's Form 10-Q filed
                                      Commercial Business Systems, Inc.                     May 6,1998

                        (dd)(17)      Agreement dated March 6, 1998 between the             Exhibit (10)(i)(dd)(17) of
                                      Company and Commercial Business Systems, Inc.         Company's Form 10-Q filed
                                                                                            May 6,1998

                        (ee)(1)       Stock Purchase Agreement dated February 26,           Exhibit (10)(i)(ee)(1) of
                                      1998 between J. Walter Duncan Jr. , Nicholas          Company's Form 10-Q filed
                                      Duncan, James B. Kite, O. Dean Higganbotham,          May 6,1998
                                      and Dale Higganbotham  and Pomeroy Computer
                                      Resources, Inc.

                        (ee)(2)       Non-Compete Agreement dated February 26, 1998         Exhibit (10)(i)(ee)(2) of
                                      between O. Dean Higganbotham and Pomeroy              Company's Form 10-Q filed
                                      Computer Resources, Inc.                              May 6,1998

                        (ee)(3)       Non-Compete Agreement dated February 26, 1998         Exhibit (10)(i)(ee)(3) of
                                      between Dale Higganbotham and Pomeroy Computer        Company's Form 10-Q filed
                                      Resources, Inc.                                       May 6,1998

                        (ee)(4)       Non-Compete Agreement dated February 26, 1998         Exhibit (10)(i)(ee)(4) of
                                      between J. Walter Duncan Jr. and Pomeroy              Company's Form 10-Q filed
                                      Computer Resources, Inc.                              May 6,1998

                        (ee)(5)       Non-Compete Agreement dated February 26, 1998         Exhibit (10)(i)(ee)(5) of
                                      between Nicholas V. Duncan and Pomeroy Computer       Company's Form 10-Q filed
                                      Resources, Inc.                                       May 6,1998

                        (ee)(6)       Non-Compete Agreement dated February 26, 1998         Exhibit (10)(i)(ee)(6) of
                                      between James B. Kite and Pomeroy Computer            Company's Form 10-Q filed
                                      Resources, Inc.                                       May 6,1998

                        (ee)(7)       Employment Agreement dated February 26, 1998          Exhibit (10)(i)(ee)(7) of
                                      between O. Dean Higganbotham, Global Combined         Company's Form 10-Q filed
                                      Technologies, Inc. and Pomeroy Computer               May 6,1998
                                      Resources, Inc.

                        (ee)(8)       Employment Agreement dated February 26, 1998          Exhibit (10)(i)(ee)(8) of
                                      between Dale Higganbotham, Global Combined            Company's Form 10-Q filed
                                      Technologies, Inc. and Pomeroy Computer               May 6,1998
                                      Resources, Inc.

                        (ee)(9)       Termination of Employment Agreement dated March       Exhibit (10)(i)(ee)(9) of
                                      17, 1998 between Nicholas V. Duncan and Global        Company's Form 10-Q filed
                                      Combined Technologies, Inc.                           May 6,1998

                        (ee)(10)      Termination of Employment Agreement dated March       Exhibit (10)(i)(ee)(10) of
                                      17, 1998 between O. Dean Higganbotham and             Company's Form 10-Q filed
                                      Global Combined Technologies, Inc.                    May 6,1998

                        (ee)(11)      Termination of Employment Agreement dated March       Exhibit (10)(i)(ee)(11) of
                                      17, 1998 between Dale Higganbotham and Global         Company's Form 10-Q filed
                                      Combined Technologies, Inc.                           May 6,1998

                        (ee)(12)      Purchaser's Certificate Dated March 17, 1998          Exhibit (10)(i)(ee)(12) of
                                      between the Company and Global Combined               Company's Form 10-Q filed
                                      Technologies, Inc.                                    May 6,1998

                        (ee)(13)      Incentive Deferred Compensation Agreement dated       Exhibit (10)(i)(ee)(13) of
                                      March 17, 1998 between Dale Higganbotham and          Company's Form 10-Q filed
                                      Global Combined Technologies, Inc.                    May 6,1998

                        (ee)(14)      Subordination Agreement dated March 17, 1998          Exhibit (10)(i)(ee)(14) of
                                      between the Company, Nicholas V. Duncan, and          Company's Form 10-Q filed
                                      Star Bank, N.A.                                       May 6,1998

                        (ee)(15)      Subordination Agreement dated March 17, 1998          Exhibit (10)(i)(ee)(15) of
                                      between the Company, James B, Kite, and Star          Company's Form 10-Q filed
                                      Bank, N.A.                                            May 6,1998

                        (ee)(16)      Subordination Agreement dated March 17, 1998          Exhibit (10)(i)(ee)(16) of
                                      between the Company, O. Dean Higganbotham, and        Company's Form 10-Q filed
                                      Star Bank, N.A.                                       May 6,1998

                        (ee)(17)      Subordination Agreement dated March 17, 1998          Exhibit (10)(i)(ee)(17) of
                                      between the Company, Dale Higganbotham, and           Company's Form 10-Q filed
                                      Star Bank, N.A.                                       May 6,1998

                        (ee)(18)      Subordination Agreement dated March 17, 1998          Exhibit (10)(i)(ee)(18) of
                                      between the Company, J. Walter Duncan Jr., and        Company's Form 10-Q filed
                                      Star Bank, N.A.                                       May 6,1998

                        (ee)(19)      Subordinated Promissory Note dated March 17,          Exhibit (10)(i)(ee)(19) of
                                      1998 between the Company and James B, Kite.           Company's Form 10-Q filed
                                                                                            May 6,1998

                        (ee)(20)      Subordinated Promissory Note dated March 17,          Exhibit (10)(i)(ee)(20) of
                                      1998 between the Company and  Dean Higganbotham       Company's Form 10-Q filed
                                                                                            May 6,1998

                        (ee)(21)      Subordinated Promissory Note dated March 17,          Exhibit (10)(i)(ee)(21) of
                                      1998 between the Company and  Dale Higganbotham       Company's Form 10-Q filed
                                                                                            May 6,1998

                        (ee)(22)      Subordinated Promissory Note dated March 17,          Exhibit (10)(i)(ee)(22) of
                                      1998 between the Company and J. Walter Duncan         Company's Form 10-Q filed
                                      Jr.                                                   May 6,1998

                        (ee)(23)      Business Credit and Security Agreement among          Exhibit (10)(i)(ee)(23) of
                                      Pomeroy Computer Resources, Inc. and Deutsche         Company's Form 10-Q filed
                                      Financial Services Corporation, dated July 14,        November 12,1998
                                      1998

                        (ff)(1)       The Asset Purchase Agreement dated December 9,        E-1 TO E-54
                                      1998, by, between and among the Company, Access
                                      Technologies, Inc., Mark V. Putman, Paul
                                      Bishop, and Dave Barthel

                        (ff)(2)       Employment Agreement by and between the Company       E-55 TO E-65
                                      and Mark Putman, dated December 9,  1998

                        (ff)(3)       Employment Agreement by and between the Company       E-66 TO E-78
                                      and Paul Bishop, dated December 9, 1998

                        (ff)(4)       Employment Agreement by and between the Company       E-79 TO E-90
                                      and Greg Livingston, dated December 9, 1998

                        (ff)(5)       Employment Agreement by and between the Company       E-91 TO E-102
                                      and  Phillip Qualls, dated December 9, 1998

                        (ff)(6)       Exhibit G Excluded assets of the Asset Purchase       E-103
                                      Agreement

                        (ff)(7)       General Bill of Sale and Assignment of the            E-104 TO E-105
                                      Asset Purchase agreement

                        (ff)(8)       Assumption of Liabilities of the Asset Purchase       E-106 TO E-108
                                      Agreement

                        (ff)(9)       Promissory Note between the Company and Access        E-109 TO E-110
                                      Technologies, Inc., dated December 9, 1998

                        (ff)(10)      Consent for Use of Similar Name by Access             E-111
                                      Technologies, Inc., dated December 9, 1998

                        (ff)(11)      Power of Attorney issued to the Company by            E-112 TO E-113
                                      Access Technologies, Inc., dated December 9,
                                      1998

                        (ff)(12)      Letter Agreement regarding Contracts by and           E-114
                                      between Access Technologies, Inc.  and  the
                                      Company, dated December 9, 1998

                        (ff)(13)      Assignment and Assumption Agreement by and            E-115 TO E-117
                                      between Access Technologies, Inc. and the
                                      Company, dated December 9, 1998

                        (ff)(14)      Subordination Agreement among the Company,            E-118 TO E-133
                                      Access Technologies, Inc. and Deutsche
                                      Financial Services Company, dated December 9,
                                      1998

                        (ff)(15)      Subordinated Promissory Note issued by the            E-134 TO E-137
                                      Company to Access Technologies, Inc., dated
                                      December 9, 1998

                        (ff)(16)      Letter of Instructions to Fifth Third Bank            E-138 TO E-140
                                      issued by the Company pursuant to the Asset
                                      Purchase Agreement, dated December 9, 1998

                        (ff)(17)      Investor's Certificate between Access                 E-141 TO E-143
                                      Technologies, Inc. (Investor) and the Company,
                                      dated  December 9, 1998

                        (ff)(18)      Consent of Deutsche Financial Services Company        E-144
                                      to the Company on the purchase of substantially
                                      all the operating assets of Access
                                      Technologies, Inc.

                        (ff)(19)      Sublease Agreement by and between Access              E-145 TO E-148
                                      Technologies, Inc.  and the Company, dated
                                      December 9, 1998

                        (ff)(20)      Noncompetition Agreement by and between David         E-149 TO E-153
                                      Barthel and the Company, dated December 9, 1998

                        (ff)(21)      Noncompetition Agreement by and between Paul          E-154 TO E-158
                                      Bishop and the Company, dated December 9, 1998

                        (ff)(22)      Noncompetition Agreement by and between Mark          E-159 TO E-163
                                      Putman and the Company, dated December 9, 1998

                        (ff)(23)      Noncompetition Agreement by and between Access        E-164 TO E-168
                                      Technologies, Inc. and the Company, dated
                                      December 9, 1998

                        (ff)(24)      Noncompetition Agreement by and between Greg          E-169 TO E-173
                                      Livingston and the Company, dated December 9,
                                      1998

                        (ff)(25)      Noncompetition Agreement by and between Robert        E-174 TO E-178
                                      Hendry and the Company, dated December 9, 1998

                        (ff)(26)      Assignment and Assumption Lease by and between        E-179 TO E-181
                                      Access Technologies, Inc. and the Company,
                                      dated December 9, 1998

                        (gg)(1)       Workstation Procurement and Support Service           E-182 TO E-239
                                      Agreement by and between the Procter and Gamble
                                      Company and the Company, dated January 26, 1999

                        (gg)(2)       Statement of Work to Workstation Procurement          E-240 TO E-242
                                      and Support Services Agreement by and between
                                      the Procter and Gamble Company and the Company.

                        (gg)(3)       Attachment A - P&G Sites of Statement of Work         E-243 TO E-245
                                      to Workstation Procurement and Support Services
                                      Agreement

                        (gg)(4)       Attachment B-1 - Procurement, Workstation             E-246 TO E-252
                                      Distribution and Workstation Disposal Services
                                      of Statement of Work to Workstation Procurement
                                      Services Agreement

                        (gg)(5)       Attachment B-2 - Packaged Software Help Desk          E-253 TO E-255
                                      Services of Statement of Work to Workstation
                                      Procurement Services Agreement

                        (gg)(6)       Attachment B-3 - Deskside and Server Support          E-256 TO E-258
                                      Services of Statement of Work to Workstation
                                      Procurement Services Agreement

                        (gg)(7)       Attachment C - Transition Services of Statement       E-259 TO E-260
                                      of Work to Workstation Procurement Services
                                      Agreement

                        (gg)(8)       Attachment D - Termination and Decommissioning        E-261 TO E-262
                                      of Statement of Work to Workstation Procurement
                                      Services Agreement

                        (gg)(9)       Attachment E - Service Levels of Statement of         E-263 TO E-273
                                      Work to Workstation Procurement Services
                                      Agreement

                        (gg)(10)      Attachment F - Special Projects of Statement of       E-274 TO E-276
                                      Work to Workstation Procurement Services
                                      Agreement

                        (gg)(11)      Attachment G - Resource Charges, Financial            E-277 TO E-279
                                      Responsibility and Pricing of Statement of Work
                                      to Workstation Procurement Services Agreement

                        (gg)(12)      Attachment H - Overall Management of Statement        E-280 TO E-283
                                      of Work to Workstation Procurement Services
                                      Agreement

                        (gg)(13)      Attachment I - Quality Processes of Statement         E-284
                                      of Work to Workstation Procurement Services
                                      Agreement

                        (gg)(14)      Exhibit G-1 of Attachment G of Statement of           E-285 TO E-286
                                      Work to Workstation Procurement Services
                                      Agreement.

                        (gg)(15)      Attachment E- Exhibit 1 of Statement of Work to       E-287 TO E-290
                                      Workstation Procurement Services Agreement.

           10(iii)                    Material Employee Benefit and Other Agreements

                        (a)(1)        Employment Agreement between the Company              Exhibit 10(iii)(a) of
                                      And David B. Pomeroy, dated March 12, 1992            Company's Form S-1 Filed
                                                                                            Feb. 14,1992

                        (a)(2)        First Amendment to Employment Agreement between       Exhibit 10(iii)(a)(2) of
                                      the Company and David B. Pomeroy effective July       Company's Form 10-K filed
                                      6, 1993                                               April 7, 1994

                        (a)(3)        Second Amendment to Employment Agreement              Exhibit 10(iii)(a)(3) of
                                      between the Company and David B. Pomeroy dated        Company's Form 10-K filed
                                      October 14, 1993                                      April 7, 1994

                        (a)(4)        Agreement between the Company and David B.            Exhibit 10(iii)(a)(4) of
                                      Pomeroy related to the personal guarantee of          Company's Form 10-K filed
                                      the Datago agreement by David B. Pomeroy and          April 7, 1994
                                      his spouse effective July 6, 1993

                        (a)(5)        Third Amendment  to Employment Agreement              Exhibit 10(iii)(a)(5) of
                                      between the Company and David B. Pomeroy              Company's Form 10-Q filed
                                      effective January 6, 1995                             November 17, 1995

                        (a)(6)        Supplemental Executive Compensation Agreement         Exhibit 10(iii)(a)(6) of
                                      between the Company and David B. Pomeroy              Company's Form 10-Q filed
                                      effective January 6, 1995                             November 17, 1995

                        (a)(7)        Collateral Assignment Split Dollar Agreement          Exhibit 10(iii)(a)(7) of
                                      between the Company; Edwin S. Weinstein, as           Company's Form 10-Q filed
                                      Trustee; and David B. Pomeroy dated June 28,          November 17,1995
                                      1995

                        (a)(8)        Fourth Amendment  to Employment Agreement             Exhibit 10(iii)(a)(8) of
                                      between the Company and David B. Pomeroy dated        Company's Form 10-Q filed May
                                      December 20, 1995, effective January 6, 1995          17, 1996

                        (a)(9)        Fifth Amendment  to Employment Agreement              Exhibit 10(iii)(a)(9) of
                                      between the Company and David B. Pomeroy              Company's Form 10-Q filed May
                                      effective January 6, 1996                             17, 1996

                        (a)(10)       Sixth Amendment  to Employment Agreement              Exhibit 10.10 of Company's
                                      between the Company and David B. Pomeroy              Form S-3 filed January 3, 1997
                                      effective January 6, 1997

                        (a)(11)       Award Agreement between the Company and David         Exhibit 10.11 of Company's
                                      B. Pomeroy effective January 6, 1997                  Form S-3 filed January 3, 1997

                        (a)(12)       Registration Rights Agreement between the             Exhibit 10.12 of Company's
                                      Company and David B. Pomeroy effective January        Form S-3 filed January 3, 1997
                                      6, 1997

                        (a)(13)       Seventh Amendment to Employment Agreement             Exhibit 10)(iii)(a)(13) of
                                      between the Company and David B. Pomeroy              Company's Form 10-Q filed May
                                      effective January 6, 1998                             6, 1998

                        (a)(14)       Collateral Assignment Split Dollar Agreement          Exhibit 10)(iii)(a)(14) of
                                      between the Company, James H. Smith as Trustee,       Company's Form 10-Q filed May
                                      and David B. Pomeroy dated January 6, 1998            6, 1998

                        (c)(1)        Employment Agreement between the Company and          Exhibit 10(iii)(c)(1) of
                                      Victor Eilau dated July 6, 1997                       Company's Form 10-Q filed
                                                                                            August 11, 1997

                        (c)(2)        Performance Share Right Agreement between the         Exhibit 10(iii)(c)(2) of
                                      Company and Victor Eilau dated July 6, 1997           Company's Form 10-Q filed
                                                                                            August 11, 1997

                        (d)           The Company Savings 401(k) Plan,                      Exhibit 10(iii)(d) of
                                      effective July 1, 1991                                Company's Form S-1 filed Feb.
                                                                                            14, 1992

                        (f)           The Company's 1992 Non-Qualified                      Exhibit 10(iii)(f) of
                                      and Incentive Stock Option Plan,                      Company's
                                      dated February 13, 1992                               Form S-1 filed  Feb. 14, 1992

                        (g)           The Company's 1992 Outside Directors                  Exhibit 10(iii)(g) of
                                      Stock Option Plan, dated February 13,                 Company's Form S-1 filed
                                      1992                                                  Feb. 14, 1992


                        (h)           Employment Agreement between the Company and          Exhibit 10(iii)(h) of
                                      Richard C. Mills dated July 7, 1993                   Company's Form 10-K filed
                                                                                            April 7, 1994

                        (I)           Employment Agreement between the Company and          Exhibit 10.64 of Company's
                                      James Eck dated February 6, 1996, and effective       Form S-1 filed June 4, 1996
                                      as of September 18, 1995

                        (j)(1)        Employment Agreement between the Company and          Exhibit 10.3 of Company's
                                      Stephen E. Pomeroy dated November 13, 1996            Form S-3 filed January 3, 1997

                        (j)(2)        Incentive Deferred Compensation Agreement             Exhibit 10.4 of Company's
                                      between the Company and Stephen E. Pomeroy            Form S-3 filed January 3, 1997
                                      dated November 13, 1996

                        (j)(3)        Employment Agreement between Pomeroy Select           E-291 TO E-302
                                      Integration Solutions, Inc. and Stephen E. Pomeroy,
                                      dated January 6, 1999.

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

                                            Pomeroy Computer Resources, Inc.


                                   By: /s/ David B. Pomeroy
                                      --------------------------------------
                                      David B. Pomeroy
                                      Chairman of the Board, President and
                                      Chief Executive Officer


                                   By: /s/ Stephen E. Pomeroy
                                      --------------------------------------
                                      Stephen  E.  Pomeroy
                                      Chief Financial Officer and Chief
                                      Accounting Officer

Dated:  April  5,  1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title                          Date
--------------------------------------  --------------

By: /s/ David B. Pomeroy                April  5, 1999
--------------------------------------
    David B. Pomeroy, Director


By: /s/ Stephen E. Pomeroy              April  5, 1999
--------------------------------------
    Stephen E. Pomeroy, Director


By: /s/ James H. Smith III              April  5, 1999
--------------------------------------
    James H. Smith III, Director


By:
--------------------------------------
    Dr. David W. Rosenthal, Director


By: /s/ Michael E. Rohrkemper           April  5, 1999
--------------------------------------
    Michael E. Rohrkemper, Director


By:
--------------------------------------
    William H. Lomicka, Director

By:
--------------------------------------
    Richard C. Mills, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To  the  Board  of  Directors  and  Stockholders
Pomeroy  Computer  Resources,  Inc.

We have audited the accompanying consolidated balance sheets of Pomeroy Computer Resources, Inc. as of January 5, 1998 and 1999, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended January 5, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pomeroy Computer Resources, Inc. at January 5, 1998 and 1999, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended January 5, 1999 in conformity with generally accepted accounting principles.

Grant  Thornton  LLP
/s/  Grant  Thornton  LLP

Cincinnati,  Ohio
February  16,  1999

                           POMEROY COMPUTER RESOURCES, INC.

                              CONSOLIDATED BALANCE SHEETS

(in thousands)                                                         January 5,   January 5,
                                                                          1998         1999
                                                                       -----------  -----------
ASSETS
Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       380  $     3,962

Accounts receivable:
   Trade, less allowance of $355 and $279 at January 5, 1998 and
      1999, respectively. . . . . . . . . . . . . . . . . . . . . . .       79,531      125,797
   Vendor receivables, less allowance of $223 and $319 at January 5,
      1998 and 1999, respectively . . . . . . . . . . . . . . . . . .       19,575       38,201
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          601          993
                                                                       -----------  -----------
         Total receivables. . . . . . . . . . . . . . . . . . . . . .       99,707      164,991
                                                                       -----------  -----------

Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       39,160       33,333
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          816        2,084
                                                                       -----------  -----------
         Total current assets.. . . . . . . . . . . . . . . . . . . .      140,063      204,370
                                                                       -----------  -----------

Equipment and leasehold improvements:
   Furniture, fixtures and equipment. . . . . . . . . . . . . . . . .       12,174       17,593
   Leasehold improvements . . . . . . . . . . . . . . . . . . . . . .        5,142        6,203
                                                                       -----------  -----------

         Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,316       23,796
   Less accumulated depreciation. . . . . . . . . . . . . . . . . . .        6,770       10,323
                                                                       -----------  -----------
         Net equipment and leasehold improvements . . . . . . . . . .       10,546       13,473
                                                                       -----------  -----------

Investment in lease residuals . . . . . . . . . . . . . . . . . . . .        3,480        3,219
Goodwill and other intangible assets. . . . . . . . . . . . . . . . .       12,697       32,249
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          478          915
                                                                       -----------  -----------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $   167,264  $   254,226
                                                                       ===========  ===========

                 See notes to consolidated financial statements.

                             POMEROY COMPUTER RESOURCES, INC.

                                CONSOLIDATED BALANCE SHEETS

(in thousands)                                                             January 5,   January 5,
                                                                              1998         1999
                                                                           -----------  -----------
LIABILITIES & EQUITY
Current liabilities:
   Current portion of notes payable . . . . . . . . . . . . . . . . . . .  $     2,077  $     5,028
   Accounts payable:
      Floor plan financing. . . . . . . . . . . . . . . . . . . . . . . .       22,818       34,767
      Trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,220       44,050
                                                                           -----------  -----------
         Total accounts payable . . . . . . . . . . . . . . . . . . . . .       40,038       78,817
   Bank notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .       22,611       39,629
   Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,503        4,065
   Accrued liabilities:
      Employee compensation and benefits. . . . . . . . . . . . . . . . .        2,938        3,707
      Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,051           61
      Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           76          283
      Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . . . . .          741        1,416
                                                                           -----------  -----------
         Total current liabilities. . . . . . . . . . . . . . . . . . . .       77,035      133,006
                                                                           -----------  -----------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,434        8,231
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .           18            -

Equity:
   Preferred stock (no shares issued or outstanding). . . . . . . . . . .            -            -
   Common stock (11,402 and 11,707 shares issued and outstanding
      at January 5, 1998 and 1999, respectively). . . . . . . . . . . . .          114          117
   Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . .       60,226       64,394
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .       28,641       48,800
                                                                           -----------  -----------
                                                                                88,981      113,311
   Less treasury stock, at cost (21 and 31 shares at January 5, 1998 and
      1999, respectively) . . . . . . . . . . . . . . . . . . . . . . . .          204          322
                                                                           -----------  -----------
      Total equity. . . . . . . . . . . . . . . . . . . . . . . . . . . .       88,777      112,989
                                                                           -----------  -----------
      Total liabilities and equity. . . . . . . . . . . . . . . . . . . .  $   167,264  $   254,226
                                                                           ===========  ===========

                 See notes to consolidated financial statements.

                        POMEROY COMPUTER RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)       Fiscal Years Ended January 5,
                                            ------------------------------
                                              1997       1998      1999
                                            ---------  --------  ---------
Net sales and revenues:
   Sales - equipment and supplies. . . . .  $306,745   $440,983  $546,375
   Service . . . . . . . . . . . . . . . .    29,613     50,465    81,553
                                            ---------  --------  ---------
         Total net sales and revenues. . .   336,358    491,448   627,928
                                            ---------  --------  ---------

Cost of sales and service:
   Equipment and supplies. . . . . . . . .   275,272    400,059   500,995
   Service . . . . . . . . . . . . . . . .     6,481     10,004    16,511
                                            ---------  --------  ---------
         Total cost of sales and service .   281,753    410,063   517,506
                                            ---------  --------  ---------

   Gross profit. . . . . . . . . . . . . .    54,605     81,385   110,422
                                            ---------  --------  ---------

Operating expenses:
   Selling, general and administrative . .    33,384     48,316    67,394
   Rent expense. . . . . . . . . . . . . .     1,546      1,956     2,412
   Depreciation. . . . . . . . . . . . . .     1,925      2,958     3,748
   Amortization. . . . . . . . . . . . . .       636        982     1,629
   Provision for doubtful accounts . . . .       245        325       141
                                            ---------  --------  ---------
         Total operating expenses. . . . .    37,736     54,537    75,324
                                            ---------  --------  ---------

Income from operations . . . . . . . . . .    16,869     26,848    35,098
                                            ---------  --------  ---------

Other expense (income):
   Interest expense. . . . . . . . . . . .     2,170        974     2,670
   Litigation settlement and related costs     4,392          -         -
   Miscellaneous . . . . . . . . . . . . .      (221)        54      (140)
                                            ---------  --------  ---------
         Total other expense . . . . . . .     6,341      1,028     2,530
                                            ---------  --------  ---------

   Income before income tax. . . . . . . .    10,528     25,820    32,568

   Income tax expense. . . . . . . . . . .     4,296      9,507    12,409
                                            ---------  --------  ---------

   Net income. . . . . . . . . . . . . . .  $  6,232   $ 16,313  $ 20,159
                                            =========  ========  =========

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . . . .     7,834     11,052    11,466
                                            =========  ========  =========
   Diluted . . . . . . . . . . . . . . . .     8,106     11,367    11,751
                                            =========  ========  =========

Earnings per common share:
   Basic . . . . . . . . . . . . . . . . .  $   0.80   $   1.48  $   1.76
                                            =========  ========  =========
   Diluted . . . . . . . . . . . . . . . .  $   0.77   $   1.44  $   1.72
                                            =========  ========  =========

                 See notes to consolidated financial statements.

                        POMEROY COMPUTER RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                       Fiscal Years Ended January 5,
                                                    -------------------------------
                                                      1997       1998       1999
                                                    ---------  ---------  ---------
Cash Flows from Operating Activities:
   Net income. . . . . . . . . . . . . . . . . . .  $  6,232   $ 16,313   $ 20,159
   Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation . . . . . . . . . . . . . . . . . . .     1,925      2,958      3,748
Amortization . . . . . . . . . . . . . . . . . . .       636        982      1,629
Deferred income taxes. . . . . . . . . . . . . . .        57       (638)      (331)
Net acquisition of lease residuals . . . . . . . .      (273)      (437)       261
Issuance of common shares for stock awards . . . .        40         65          -
Changes in working capital accounts, net of
effects of acquisitions:
Accounts receivable. . . . . . . . . . . . . . . .   (24,007)   (29,618)   (41,639)
Inventories. . . . . . . . . . . . . . . . . . . .    (1,959)   (16,369)     8,062
Prepaids . . . . . . . . . . . . . . . . . . . . .      (199)       (71)    (1,129)
Floor plan financing . . . . . . . . . . . . . . .    16,932    (11,791)    11,949
Trade payables . . . . . . . . . . . . . . . . . .    (3,949)    10,321      6,111
Deferred revenue . . . . . . . . . . . . . . . . .      (355)     1,031        366
Income tax payable . . . . . . . . . . . . . . . .       426      3,270     (4,766)
Other, net . . . . . . . . . . . . . . . . . . . .      (392)     1,044       (912)
                                                    ---------  ---------  ---------

Net operating activities . . . . . . . . . . . . .    (4,886)   (22,940)     3,508
                                                    ---------  ---------  ---------

Cash Flows from Investing Activities:
   Capital expenditures. . . . . . . . . . . . . .    (3,459)    (2,399)    (3,181)
   Acquisition of subsidiary companies, net of
cash acquired. . . . . . . . . . . . . . . . . . .         -       (509)   (10,214)
   Acquisition of reseller assets, net of cash
acquired . . . . . . . . . . . . . . . . . . . . .    (9,934)    (2,990)   (10,999)
                                                    ---------  ---------  ---------
Net investing activities . . . . . . . . . . . . .   (13,393)    (5,898)   (24,394)
                                                    ---------  ---------  ---------

Cash Flows from Financing Activities:
Payments under notes payable . . . . . . . . . . .    (1,288)      (843)    (2,149)
Proceeds under notes payable . . . . . . . . . . .         -          -      6,995
Net proceeds of stock offering . . . . . . . . . .    17,924     23,256          -
Net proceeds (payments) under bank notes payable .     6,419     (1,535)    16,319
Proceeds from exercise of stock options. . . . . .     1,767      1,531      3,375
Purchase of treasury stock . . . . . . . . . . . .         -          -       (118)
Other. . . . . . . . . . . . . . . . . . . . . . .         -          -         46
Retirement of stock warrants . . . . . . . . . . .      (330)         -          -
                                                    ---------  ---------  ---------

   Net financing activities. . . . . . . . . . . .    24,492     22,409     24,468
                                                    ---------  ---------  ---------

Increase (decrease) in cash. . . . . . . . . . . .     6,213     (6,429)     3,582

Cash:
   Beginning of period . . . . . . . . . . . . . .       596      6,809        380
                                                    ---------  ---------  ---------

   End of period . . . . . . . . . . . . . . . . .  $  6,809   $    380   $  3,962
                                                    =========  =========  =========

                 See notes to consolidated financial statements.

                            POMEROY COMPUTER RESOURCES, INC.

                            CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except for            Common    Paid-in    Retained    Treasury     Total
share amounts)                        stock    capital    earnings     stock      equity
                                     -------  ---------  ----------  ----------  ---------
Balances at January 5, 1996 . . . .  $    26  $ 13,279   $   6,098   $    (204)  $ 19,199
   Net income . . . . . . . . . . .                          6,232                  6,232
   3,076 common shares issued
   for stock awards . . . . . . . .                 40                                 40
   113,316 common shares issued
   for acquisitions . . . . . . . .        1     1,474                              1,475
   Stock options exercised and
   related tax benefit. . . . . . .        4     2,049                              2,053
   Retirement of stock warrants . .               (330)                              (330)
   Effect of 3 for 2 stock split. .       20       (20)                                 -
   1,402,500 common shares
   issued by public offering. . . .       14    17,910                             17,924
                                     -------  ---------  ----------  ----------  ---------
Balances at January 5, 1997 . . . .       65    34,402      12,330        (204)    46,593
   Net income . . . . . . . . . . .                         16,313                 16,313
   5,188 common shares issued
   for stock awards . . . . . . . .                 65                                 65
   36,953 common shares issued
   for acquisitions . . . . . . . .              1,021                              1,021
   Stock options exercised and
   related tax benefit. . . . . . .        1     1,530                              1,531
   Effect of 3 for 2 stock split. .       38       (38)         (2)                    (2)
   1,020,000 common shares
   issued by public offering. . . .       10    23,246                             23,256
                                     -------  ---------  ----------  ----------  ---------
Balances at January 5, 1998 . . . .      114    60,226      28,641        (204)    88,777
   Net income . . . . . . . . . . .                         20,159                 20,159
   38,885 common shares issued
   for acquisitions . . . . . . . .                750                                750
   Stock options exercised and
   related tax benefit. . . . . . .        3     3,372                              3,375
   Repayment of obligations under
   Section 16(b) of the Securities
   Exchange Act of 1934 . . . . . .                 46                                 46
   Purchase of treasury stock . . .                                       (118)      (118)
                                     -------  ---------  ----------  ----------  ---------
Balances at January 5, 1999 . . . .  $   117  $ 64,394   $  48,800   $    (322)  $112,989
                                     =======  =========  ==========  ==========  =========

                 See notes to consolidated financial statements.

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FISCAL YEARS ENDED JANUARY 5, 1997, JANUARY 5, 1998 AND JANUARY 5, 1999


1.     COMPANY  DESCRIPTION

Pomeroy Computer Resources, Inc. (the "Company") was organized in February 1992 to consolidate and reorganize predecessor companies. The Company has 15 million shares of $.01 par value common stock authorized, with 11.7 million shares outstanding. The Company is also authorized to issue 2 million shares of $.01 par value preferred stock. In fiscal 1995 the Company formed a wholly-owned subsidiary, Technology Integration Financial Services, Inc. ("TIFS") (f/k/a - Pomeroy Computer Leasing Company, Inc. ("PCL")), for the purpose of leasing computer equipment to the Company's customers. In fiscal 1997, the Company formed a wholly-owned subsidiary, Pomeroy Computer Resources of South Carolina, Inc. ("PCR-SC") for the purpose of acquiring The Computer Store ("TCS"), a computer reseller and service provider located in Columbia, South Carolina. In fiscal 1998, the Company formed a wholly-owned subsidiary, Pomeroy Select Integration Solutions, Inc. ("Pomeroy Select"), to which the Company transferred the assets, liabilities, business, operations and personnel comprising the Company's information technology ("IT") services business on January 6, 1999.

The Company sells, installs and services microcomputers and microcomputer equipment primarily for commercial, health care, governmental, financial and educational customers. The Company also derives revenue from customer support services, including network analysis and design, systems configuration, cabling, custom installation, training, maintenance and repair. The Company has thirty regional offices located in 14 states throughout the Southeast and Midwest United States. The Company grants credit to substantially all customers in these areas.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Xenas Communication Corp., TIFS, PCR-SC, Global Combined Technologies, Inc. and Pomeroy Select. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1997 financial statements included herein to conform with the presentation used in fiscal 1998.

Fiscal Year - The Company's fiscal year is a 12- month period ending January 5. References to fiscal 1996, 1997 and 1998 are for the fiscal years ended January 5, 1997, January 5, 1998 and January 5, 1999, respectively.

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

Income Taxes - Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Stock-Based Compensation - The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", in the Fall of 1995. The statement encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value beginning in fiscal 1996. The Company elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company adopted SFAS No. 123 for disclosure purposes and for non-employee stock options. This had no material effect on the results of operations or financial position of the Company.

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

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 changed the computation, presentation and disclosure requirements for earnings per share ("EPS") . Under SFAS 128, EPS is presented as basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS") and replaces the presentation of primary EPS and fully diluted EPS. The adoption of SFAS 128 resulted in the restatement of earnings per share for all periods presented in the Company's consolidated financial statements.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

(in thousands, except per                               Fiscal Years
                                  -------------------------------------------------------------
share data)                            1996                 1997                 1998
                                  -------------------  -------------------  -------------------
                                           Per Share            Per Share            Per Share
                                  Shares    Amount     Shares    Amount     Shares    Amount
                                  ------  -----------  ------  -----------  ------  -----------
Basic EPS. . . . . . . . . . . .   7,834  $     0.80   11,052  $     1.48   11,466  $     1.76
Effect of dilutive stock options     272       (0.03)     315       (0.04)     285       (0.04)
                                  ------  -----------  ------  -----------  ------  -----------
Diluted EPS. . . . . . . . . . .   8,106  $     0.77   11,367  $     1.44   11,751  $     1.72
                                  ======  ===========  ======  ===========  ======  ===========

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

Comprehensive Income - The Company does not have any comprehensive income items other than net income.

                        POMEROY COMPUTER RESOURCES, INC.

New Pronouncements - In February 1998, the Accounting Standards Executive Committee issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 established the accounting for costs of software developed or purchased for internal use, including when such cost should be capitalized. The Company elected to early adopt SOP 98-1 beginning January 6, 1998. The Company does not expect SOP 98-1 to have a material effect on the Company's financial condition or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires entities to report all derivatives at fair value as assets or liabilities in their statements of financial position. This statement is effective for financial statements issued for fiscal periods beginning after June 15,1999. The Company does not currently have any derivative instruments or hedging activities to report under this standard.

3.     ACCOUNTS  RECEIVABLE

The following table summarizes the activity in the allowance for doubtful accounts for fiscal years 1996, 1997 and 1998:

(in thousands)             Trade    Other
                          -------  --------
Balance January 5, 1996.  $  201   $   210
Provision 1996 . . . . .     250        31
Accounts written-off . .    (249)     (604)
Recoveries . . . . . . .     170       500
                          -------  --------
Balance January 5, 1997.     372       137
Provision 1997 . . . . .     125       200
Accounts written-off . .    (601)     (415)
Recoveries . . . . . . .     459       301
                          -------  --------
Balance January 5, 1998.     355       223
Provision 1998 . . . . .     193     1,100
Accounts written-off . .    (444)   (1,171)
Recoveries . . . . . . .     175       167
                          -------  --------
Balance January 5, 1999.  $  279   $   319
                          =======  ========

4.     INVENTORIES

Inventories consist of items held for resale and are comprised of the following components as of the end of fiscal:

(in thousands)            1997     1998
                         -------  -------
Equipment and supplies.  $33,914  $28,081
Service parts . . . . .    5,246    5,252
                         -------  -------
Total . . . . . . . . .  $39,160  $33,333
                         =======  =======

                        POMEROY COMPUTER RESOURCES, INC.

5.     GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

Goodwill and other intangible assets consist of the following as of the end of the fiscal year, net of accumulated amortization of $1,826 thousand (1997) and $3,419 thousand (1998), respectively:

(in thousands)               1997     1998
                            -------  -------
Goodwill . . . . . . . . .  $12,159  $31,531
Convenants not to compete.       61      292
Customer lists . . . . . .      477      426
                            -------  -------
                            $12,697  $32,249
                            =======  =======

In fiscal 1996, the Company acquired certain assets of The Computer Supply Store, Inc. ("TCSS") a privately held computer reseller located in Des Moines, Iowa, AA Microsystems, Inc. ("AA Micro"), a network service provider located in Birmingham, Alabama, and Communications Technology, Inc. ("DILAN"), a privately held network integrator located in Hickory, North Carolina (See Note 12). The Company recorded $5.7 million, $0.4 million and $2.5 million of goodwill in connection with those acquisitions, respectively.

In fiscal 1997, the Company acquired certain assets of Magic Box, Inc. ("Magic Box") , a privately held network integrator located in Miami, Florida, and Micro Care, Inc. ("Micro Care"), a privately held systems integrator located in Indianapolis, Indiana. A wholly-owned subsidiary of the Company, Pomeroy Computer Resources of South Carolina, Inc., acquired all the assets and liabilities of The Computer Store Inc., a network integrator located in Columbia, South Carolina. The Company recorded $1.7 million, $1.9 million and $0.4 million of goodwill in connection with those acquisitions, respectively.

In fiscal 1998, the Company acquired certain assets of Commercial Business Systems, a privately held systems integrator in Richmond, Virginia, and Access Technologies, Inc. ("Access"), a privately held telecommunications and computer networking provider in Memphis, Tennessee. The Company recorded $1.9 million and $8.9 million of goodwill in connection with those acquisitions, respectively. In addition, the Company acquired through a stock purchase Global Combined Technologies, Inc. a privately held systems integrator in Oklahoma City, Oklahoma. The Company recorded $9.7 million of goodwill in connection with this acquisition.

6.     BORROWING  ARRANGEMENTS

Prior to July 14, 1998, the Company had an available line of credit up to the lesser of $20 million, or an amount based upon a formula of eligible trade receivables, at an interest rate that varies based on the prime rate of the bank or the LIBOR rate at the Company's election. At January 5, 1998, bank notes payable include $6.5 million of overdrafts in accounts with the Company's lender. These amounts were subsequently funded through the normal course of business. The interest rate charged was 7.50% at January 5, 1998. The agreement, which expired in June 1998, was collateralized by substantially all assets of the Company, except those assets which collateralize certain other financing arrangements. Under the revolving credit agreement, the Company could not make any cash dividend payments.

On July 14, 1998, the Company finalized a $120 million credit facility with Deutsche Financial Services Corp. ("DFS"). This credit facility provides a credit line of $60.0 million for inventory financing and $60.0 million for accounts receivable financing. The inventory financing portion of the credit facility utilizes thirty day notes and provides interest free financing due to subsidies by manufacturers. The credit facility can be amended, with proper notification, if the thirty day interest free subsidies provided by manufacturers are revised. At January 5, 1999, bank notes payable include $12.6 million of overdrafts in accounts with a participant bank to this credit facility. These amounts were subsequently funded through the normal course of business. The accounts receivable portion of the credit facility carries a variable interest rate based on the prime rate less 125 basis points. The interest rate charged was 6.5% at January 5, 1999. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants.

                        POMEROY COMPUTER RESOURCES, INC.

The maximum amount outstanding and the average amount outstanding on bank note payable were as follows:

(in thousands)
                  Maximum Amount   Average Amount
Period Ending       Outstanding      Outstanding
----------------  ---------------  ---------------
January 5, 1997.  $        26,687  $        17,402

January 5, 1998.  $        25,800  $         8,002

January 5, 1999.  $        51,600  $        27,845

The above average amounts outstanding are calculated by dividing the sum of the average daily balances for each month by the number of months in the period. The weighted average interest rate on the bank revolving credit agreements was 8.2%, 7.3% and 7.6% in fiscal 1996, 1997 and 1998, respectively.

The Company finances inventory through floor plan arrangements with two finance companies. As of January 5, 1999, the floor plan lines of credit were $60 million with DFS and $12 million with IBM Credit Corporation ("ICC"). Borrowings under the ICC floor plan arrangement are made on sixty day notes, with one-half of the note amount due in thirty days. Borrowings under both floor plan arrangement are made on thirty day notes. Financing on many of the arrangements which are subsidized by manufacturers is interest free. The average rate on the plans overall is less than 1.0%.

The maximum amount outstanding and the average amount outstanding on each of the floor plan arrangements were as follows:

(in thousands)                  ICC                               DFS
                  --------------------------------  --------------------------------
                  Maximum Amount   Average Amount   Maximum Amount   Average Amount
Period Ending       Outstanding      Outstanding      Outstanding      Outstanding
----------------  ---------------  ---------------  ---------------  ---------------
January 5, 1997.  $         9,045  $         5,779  $        27,349  $        18,532

January 5, 1998.  $        19,985  $        10,459  $        39,092  $        25,069

January 5, 1999.  $        27,779  $        18,516  $        38,097  $        25,040

The average amount outstanding is calculated by dividing the sum of the outstanding balances at the end of each month by the number of months in the applicable period.

7.     INCOME  TAXES

The provision for income taxes consists of the following:

(in thousands)                     Fiscal Years
                            -------------------------
                             1996    1997      1998
                            ------  -------  --------
Current:
Federal. . . . . . . . . .  $3,205  $8,742   $11,430
State. . . . . . . . . . .   1,034   1,036     1,310
                            ------  -------  --------
Total current. . . . . . .   4,239   9,778    12,740
                            ------  -------  --------

Deferred:
Federal. . . . . . . . . .      46    (217)     (311)
State. . . . . . . . . . .      11     (54)      (20)
                            ------  -------  --------
Total deferred . . . . . .      57    (271)     (331)
                            ------  -------  --------
Total income tax provision  $4,296  $9,507   $12,409
                            ======  =======  ========

                        POMEROY COMPUTER RESOURCES, INC.

The approximate tax effect of the temporary differences giving rise to the Company's deferred income tax assets (liabilities) are:

(in thousands)                         Fiscal Years
                                    ------------------
                                      1997      1998
                                    --------  --------
Deferred Tax Assets:
Bad debt provision . . . . . . . .  $   282   $   353
Depreciation . . . . . . . . . . .      193       293
Deferred compensation. . . . . . .      409       584
                                    --------  --------
Total deferred tax assets. . . . .      884     1,230
                                    --------  --------

Deferred Tax Liabilities
Acquisition of lease residuals . .     (620)     (615)
Accounts Receivable. . . . . . . .     (518)     (388)
Other. . . . . . . . . . . . . . .        -      (119)
                                    --------  --------
Total deferred tax liabilities . .   (1,138)   (1,122)
                                    --------  --------
Net deferred tax asset (liability)  $  (254)  $   108
                                    ========  ========

The Company's effective income tax rate differs from the Federal statutory rate as follows:

                                  Fiscal Years
                               ------------------
                               1996  1997   1998
                               ----  -----  -----
Tax at Federal statutory rate  34.0  35.0   35.0
State taxes . . . . . . . . .   6.6   4.7    4.4
Kentucky Relocation Credits .     -  (2.2)  (1.9)
Other . . . . . . . . . . . .   0.2  (0.7)   0.6
                               ----  -----  -----
Effective tax rate. . . . . .  40.8  36.8   38.1
                               ====  =====  =====

8.     OPERATING LEASES

The Company leases office and warehouse space, vehicles and certain office equipment from various lessors. Lease terms vary in duration and include various option periods. The leases generally require the Company to pay taxes and insurance. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year as of January 5, 1999 are as follows:

(in thousands)

Fiscal Year
-----------------------------
1999. . . . . . . . . . . . .  $ 2,738
2000. . . . . . . . . . . . .    2,170
2001. . . . . . . . . . . . .    1,902
2002. . . . . . . . . . . . .    1,561
2003. . . . . . . . . . . . .    1,315
Thereafter. . . . . . . . . .    2,457
                               -------
Total minimum lease payments.  $12,143
                               =======

9.     EMPLOYEE  BENEFIT  PLANS

The Company has a savings plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company did not contribute to the plan in fiscal 1996 or 1997. Beginning January 6, 1998, the Company made contributions

                        POMEROY COMPUTER RESOURCES, INC.

to the plan based on a participant's annual pay. Contributions made by the Company for fiscal 1998 were Approximately $169 thousand. During fiscal 1998, the distribution of assets from the Employee Stock Ownership Plan was completed.

10.     INVESTMENT  IN  LEASE  RESIDUALS

The Company participates in a Remarketing and Agency Agreement ("Agreement") with Information Leasing Corporation ("ILC") whereby the Company obtains rights to 50% of lease residual values for services rendered in connection with locating the lessee, selling the equipment to ILC and agreeing to assist in remarketing the used equipment.

During fiscal 1996, 1997 and 1998 the Company sold equipment and related support services to ILC, for lease to ILC's customers, in amounts of $15.2 million, $7.7 million, and $2.8 million, respectively. The Company also obtained rights to lease residuals from ILC in the amount of $575 thousand, $562 thousand and $250 thousand in 1996, 1997, and 1998, respectively. Such amounts are recorded as a reduction of the related cost of sales. Residuals acquired in this manner are recorded at the estimated present value of the interest retained.

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

11.     MAJOR  CUSTOMERS

Sales to a major  customer  were  approximately  $40.3  million for fiscal 1996.
Sales to a major customer were approximately $60.4 million for fiscal 1997. There were no sales to a major customer for fiscal 1998.

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

The following table summarizes, on an unaudited pro forma basis, adjusted to reflect a three-for-two splits of the Company's common stock in the form of a stock dividends paid on October 4, 1996 and October 6, 1997, the estimated combined results of the Company and the 1996 acquisitions assuming the acquisitions had occurred on January 6, 1995. These results include certain adjustments, primarily goodwill amortization and interest expense, and are not necessarily indicative of what results would have been had the Company owned these businesses during fiscal 1996:

                               Fiscal 1996
                               ------------
(in thousands)
Net sales and revenues. . . .  $    364,005
Net income. . . . . . . . . .  $      6,250
Net income per common share:
Basic . . . . . . . . . . . .  $       0.80
Diluted . . . . . . . . . . .  $       0.77

During fiscal 1997, the Company completed several acquisitions. The total consideration given consisted of $3.7 million in cash, subordinated notes of $1.3 million and 37 thousand unregistered shares of the Company's common stock with an approximate value of $1.0 million. Interest on the subordinated notes is

                        POMEROY COMPUTER RESOURCES, INC.

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

During fiscal 1998, the Company completed several acquisitions. The total consideration given consisted of $21.2 million in cash, subordinated notes of $3.3 million and 39 thousand unregistered shares of the Company's stock with an approximate value of $0.8 million. Interest on the subordinated notes is payable quarterly. Principal is payable in equal annual installments. The acquisitions were accounted for as purchases, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the dates of acquisition. The results of operations of the acquisitions are included in the consolidated statement of income from the dates of acquisition. If the 1998 acquisitions had occurred on January 6, 1997, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of income.

13.     RELATED  PARTIES

The Company leases its headquarters and distribution facility from a company that is controlled by the Chief Executive Officer of the Company. It is a triple net lease agreement which expires in the year 2006. The base rental for 1998 was $828 thousand. The annual rental for these properties was determined on the basis of a fair market value rental opinion provided by an independent real estate company.

14.     SUPPLEMENTAL  CASH  FLOW  DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)                           Fiscal Years
                                 -----------------------------
                                   1996      1997      1998
                                 --------  --------  ---------
Interest paid . . . . . . . . .  $ 2,065   $ 1,045   $  2,463
                                 ========  ========  =========
Income taxes paid . . . . . . .  $ 3,813   $ 4,920   $ 17,432
                                 ========  ========  =========
Business combinations accounted
for as purchases:
Assets acquired . . . . . . . .  $24,526   $ 7,358   $ 50,228
Liabilities assumed . . . . . .   (9,121)   (1,495)   (25,015)
Note payable. . . . . . . . . .   (3,996)   (1,343)    (3,250)
Stock issued. . . . . . . . . .   (1,475)   (1,021)      (750)
                                 --------  --------  ---------
Net cash paid . . . . . . . . .  $ 9,934   $ 3,499   $ 21,213
                                 ========  ========  =========

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

                        POMEROY COMPUTER RESOURCES, INC.

On  September  6,  1996,   the  Company's   Board  of  Directors   authorized  a
three-for-two stock split in the form of a stock dividend payable October 4, 1996, to shareholders of record September 19, 1996. The split resulted in the issuance of 2.1 million new shares of common stock. The stated par value of each share was not changed from $0.01. A total of $20 thousand was reclassified from the Company's additional paid in capital account to the Company's common stock account. Accordingly, net income per common share, weighted average shares outstanding and stock option plan information were restated to reflect the stock split.

On  September  8,  1997,   the  Company's   Board  of  Directors   authorized  a
three-for-two stock split in the form of a stock dividend payable October 6, 1997, to shareholders of record September 22, 1997. The split resulted in the issuance of 3.8 million new shares of common stock. The stated par value of each share was not changed from $0.01. A total of $38 thousand was reclassified from the Company's additional paid in capital account to the Company's common stock account. Accordingly, net income per common share, weighted average shares outstanding and stock option plan information were restated to reflect the stock split.

In January 1998, the Board of Directors of the Company approved the repricing of certain unexercised options granted under the 1992 Non-Qualified and Incentive Stock Option Plan. As a result, 109,649 options granted during fiscal 1997 were repriced to $16.63 per share from $34.19 per share. These amounts approved by the Board of Directors do not give effect to the stock split approved after the date of the original grant of the options.

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

                        POMEROY COMPUTER RESOURCES, INC.

The following summarizes the stock option transactions under the plans for the three fiscal years ended January 5, 1999:

                                                Weighted Average
                                      Shares     Exercise price
                                     ---------  -----------------
Options outstanding January 5, 1996   218,540   $            8.32
Granted . . . . . . . . . . . . . .   149,600               13.83
Exercised . . . . . . . . . . . . .  (197,047)               8.97
Stock split effect. . . . . . . . .   121,082                7.21
                                     ---------
Options outstanding January 5, 1997   292,175                7.27
Granted . . . . . . . . . . . . . .   216,328               30.10
Exercised . . . . . . . . . . . . .   (95,260)               8.70
Forfeitures . . . . . . . . . . . .    (4,700)              34.19
Stock split effect. . . . . . . . .   227,754                5.61
                                     ---------
Options outstanding January 5, 1998   636,297               12.01
Granted . . . . . . . . . . . . . .   278,953               17.75
Exercised . . . . . . . . . . . . .  (264,990)               8.98
Forfeitures . . . . . . . . . . . .    (7,175)              10.24
Repricing effect. . . . . . . . . .   (54,826)               6.16
                                     ---------
Options outstanding January 5, 1999   588,259   $           13.97
                                     =========

The following summarizes options outstanding and exercisable at January 5, 1999:

                                    Options Outstanding                  Options Exercisable
                  ----------------------------------------------------------------------------------
                                       Weighted Avg.                       Number
Range of          Number Outstanding     Remaining       Weighted Avg.   Exercisable   Weighted Avg.
Exercise Prices       at 1/5/99       Contractual Life  Exercise Price    at 1/5/99   Exercise Price
----------------  ------------------  ----------------  ---------------  -----------  ---------------
3.63 to $7.95 .             161,249              1.54  $          5.53      134,417  $          5.43
13.25 to $19.54             402,010              1.20  $         16.70      393,260  $         16.76
21.50 to $28.25              25,000              3.50  $         24.45       25,000  $         24.45
                  ------------------                                     -----------
                            588,259              1.48  $         13.97      552,677  $         14.36
                  ==================                                     ===========

The weighted average fair value at date of grant for options granted during fiscal 1997 and 1998 was $6.77 and $7.00, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                       Fiscal 1996   Fiscal 1997   Fiscal 1998
                       ------------  ------------  ------------
Expected life (years)          1.7           1.8           2.0
Interest rate . . . .          5.8%          6.1%          5.3%
Volatility. . . . . .           55%           56%           69%
Dividend yield. . . .            0%            0%            0%

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                        POMEROY COMPUTER RESOURCES, INC.

(in thousands, except per
share amounts)                              Fiscal 1996   Fiscal 1997   Fiscal 1998
                                            ------------  ------------  ------------
Net income - as reported . . . . . . . . .  $      6,232  $     16,313  $     20,159
Net income - pro forma . . . . . . . . . .  $      5,777  $     14,455  $     18,929
Net income per common share - as reported
  Basic. . . . . . . . . . . . . . . . . .          0.80          1.48          1.76
  Diluted. . . . . . . . . . . . . . . . .          0.77          1.44          1.72
Net income per common share - pro forma
  Basic. . . . . . . . . . . . . . . . . .          0.74          1.31          1.65
  Diluted. . . . . . . . . . . . . . . . .          0.71          1.27          1.57

In fiscal 1996 and 1997, 3,076 and 544, respectively, shares of common stock were awarded to officers of the Company. Compensation expense resulting from the awards was $40 thousand in fiscal 1996 and $20 thousand in fiscal 1997.

16.      LITIGATION

There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

17.     SEGMENT  INFORMATION  AND  CONCENTRATIONS

Segment Information - The Company operates in two industry segments: products and services. The products segment is primarily engaged in the sale, distribution and leasing of microcomputers and related products. The services segment offers three categories of services: life cycle services; internetworking services and customer support services. Life cycle services include warranty and non warranty repair and maintenance; a full range of install, move, add or change services; redeployment and mobile systems management; evaluation and tracking of information technology assets; and end-of-life services. Internetworking services include project management; network design, integration, management, migration and support; and cabling services. Customer support services include customized help desk services, Internet-based training on many popular software packages and video/teleconferencing services. The Company provides products and services primarily to large and medium sized corporate, health care, governmental, financial and educational customers located in the United States. The Company has no operations outside the United States.

The accounting policies of the segments are the same as those discussed in the summary of significant accounting policies. Certain reclassifications have been made to conform to segment reporting. The Company evaluates performance based on operating earnings of the respective business units. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                          Fiscal 1996
                               --------------------------------------
                               Products     Services    Consolidated
                               ---------  ------------  -------------
Revenue . . . . . . . . . . .  $ 309,962  $     26,396  $     336,358
Income from operation . . . .  $  13,497  $      3,372  $      16,869
Total assets. . . . . . . . .  $ 103,698  $     17,682  $     121,380
Capital expenditures . . . . . $   3,205  $        254  $       3,459
Depreciation and amortization  $   2,223  $        338  $       2,561

                        POMEROY COMPUTER RESOURCES, INC.

                                          Fiscal 1997
                               --------------------------------------
                               Products     Services    Consolidated
                               ---------  ------------  -------------
Revenue . . . . . . . . . . .  $ 446,239  $     45,209  $     491,448
Income from operation . . . .  $  20,815  $      6,033  $      26,848
Total assets. . . . . . . . .  $ 142,562  $     24,702  $     167,264
Capital expenditures . . . . . $   1,444  $        955  $       2,399
Depreciation and amortization  $   3,358  $        582  $       3,940

                                          Fiscal 1998
                               --------------------------------------
                               Products     Services    Consolidated
                               ---------  ------------  -------------
Revenue . . . . . . . . . . .  $ 555,433  $     72,495  $     627,928
Income from operation . . . .  $  23,118  $     11,980  $      35,098
Total assets. . . . . . . . .  $ 212,027  $     42,199  $     254,226
Capital expenditures . . . . . $   2,807  $        374  $       3,181
Depreciation and amortization  $   4,382  $        995  $       5,377

Concentrations - During fiscal 1998, approximately 30.2% of the Company's total net sales and revenues were derived from its top ten customers.

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

18.     SUBSEQUENT  EVENTS

Pomeroy Select Integration Solutions, Inc. On January 6, 1999, the Company contributed the assets, liabilities, business, operations and personnel of its IT services business to POMEROY SELECT in exchange for 10,000,000 shares of its Class B Common Stock. Pomeroy Select's Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission (the "SEC") with respect to an initial public offering of its Class A Common Stock.