Form 10-Q
period 1999-04-05
POMEROY COMPUTER RESOURCES INC
filed 1999-05-17
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For  the  quarterly  period  ended  April  5,  1999


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


                     1020 Petersburg Road, Hebron, KY 41048
                     --------------------------------------
                    (Address of principal executive offices)


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

The number of shares of common stock outstanding as of April 30, 1999 was 11,725,121.

                        POMEROY COMPUTER RESOURCES, INC.

                                TABLE OF CONTENTS




Part I.    Financial Information
           Item 1.                Financial Statements:                     Page
                                                                            ----

                                  Consolidated Balance Sheets as of           3
                                  January 5, 1999 and April 5, 1999

                                  Consolidated Statements of Income for       4
                                  the Quarters Ended April 5, 1998 and
                                                                      1999

                                  Consolidated Statements of Cash Flows       5
                                  for the Quarters Ended April 5, 1998 and
                                                                      1999

                                  Notes to Consolidated Financial             6
                                  Statements

           Item 2.                Management's Discussion and Analysis of     8
                                  Financial Condition and Results of
                                  Operations

Part II..  Other Information                                                 12

SIGNATURE                                                                    12

                                POMEROY COMPUTER RESOURCES, INC.

                                 CONSOLIDATED  BALANCE  SHEETS

(in thousands)                                                        January 5,   April 5,
                                                                         1999        1999
                                                                      -----------  ---------
ASSETS
Current assets:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     3,962  $   1,806
   Accounts and note receivable, less allowance of $598 and $559 at
      January 5, 1999 and April 5, 1999, respectively. . . . . . . .      164,991    162,460
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,333     38,965
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,084      2,786
                                                                      -----------  ---------
         Total current assets. . . . . . . . . . . . . . . . . . . .      204,370    206,017
                                                                      -----------  ---------
Equipment and leasehold improvements.. . . . . . . . . . . . . . . .       23,796     23,552
Less accumulated depreciation. . . . . . . . . . . . . . . . . . . .       10,323     10,475
                                                                      -----------  ---------
         Net equipment and leasehold improvements. . . . . . . . . .       13,473     13,077
                                                                      -----------  ---------
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,383     38,113
                                                                      -----------  ---------
         Total assets. . . . . . . . . . . . . . . . . . . . . . . .  $   254,226  $ 257,207
                                                                      ===========  =========

LIABILITIES & EQUITY
Current liabilities:
   Current portion of notes payable. . . . . . . . . . . . . . . . .  $     5,028  $   4,996
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .       78,817     71,905
   Bank notes payable. . . . . . . . . . . . . . . . . . . . . . . .       39,629     43,118
   Other current liabilities . . . . . . . . . . . . . . . . . . . .        9,532     12,494
                                                                      -----------  ---------
         Total current liabilities . . . . . . . . . . . . . . . . .      133,006    132,513
                                                                      -----------  ---------

Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,231      6,502

Equity:
   Preferred stock (no shares issued or outstanding) . . . . . . . .            -          -
   Common stock (11,707 and 11,751 shares issued and outstanding
      at January 5, 1999 and April 5, 1999, respectively). . . . . .          117        117
   Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .       64,394     63,488
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .       48,800     54,909
                                                                      -----------  ---------
                                                                          113,311    118,514
   Less treasury stock, at cost  (31 shares at January 5, 1999 and
      April 5, 1999) . . . . . . . . . . . . . . . . . . . . . . . .          322        322
                                                                      -----------  ---------
      Total equity . . . . . . . . . . . . . . . . . . . . . . . . .      112,989    118,192
                                                                      -----------  ---------
      Total liabilities and equity . . . . . . . . . . . . . . . . .  $   254,226  $ 257,207
                                                                      ===========  =========

                     See  notes  to  consolidated  financial  statements.

                        POMEROY COMPUTER RESOURCES, INC.

                     CONSOLIDATED  STATEMENTS  OF  INCOME

(in thousands, except per share data)       Quarter  Ended
                                         ---------------------
                                          April 5,    April 5,
                                         ---------------------
                                           1998        1999
Net sales and revenues . . . . . . . .  $ 135,198   $ 163,924
Cost of sales and service. . . . . . .    117,435     141,065
                                        ----------  ----------
         Gross profit. . . . . . . . .     17,763      22,859
                                        ----------  ----------
Operating expenses:
   Selling, general and administrative      8,851      11,363
   Rent expense. . . . . . . . . . . .        562         706
   Depreciation. . . . . . . . . . . .        852       1,095
   Amortization. . . . . . . . . . . .        309         623
                                        ----------  ----------
         Total operating expenses. . .     10,574      13,787
                                        ----------  ----------

Income from operations . . . . . . . .      7,189       9,072
                                        ----------  ----------
Other expense (income):
   Interest expense. . . . . . . . . .        423         785
   Miscellaneous . . . . . . . . . . .        (23)        (29)
                                        ----------  ----------
         Total other expense . . . . .        400         756
                                        ----------  ----------

   Income before income tax. . . . . .      6,789       8,316

   Income tax expense. . . . . . . . .      2,512       3,248
                                        ----------  ----------
   Net income. . . . . . . . . . . . .  $   4,277   $   5,068
                                        ==========  ==========
Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . .     11,392      11,692
                                        ==========  ==========
   Diluted . . . . . . . . . . . . . .     11,711      11,858
                                        ==========  ==========

Earnings per common share:
   Basic . . . . . . . . . . . . . . .  $    0.38   $    0.43
                                        ==========  ==========
   Diluted . . . . . . . . . . . . . .  $    0.37   $    0.43
                                        ==========  ==========

       See  notes  to  consolidated  financial  statements.



                        POMEROY COMPUTER RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                          Quarter Ended
                                                 ---------------------------
                                                     April 5,       April 5,
                                                 --------------- -----------
                                                      1998           1999
Cash Flows from Operating Activities:
   Net cash flows used in operating activities.  $      (11,253)  $  (3,043)

Cash Flows from Investing Activities:
   Capital expenditures . . . . . . . . . . . .          (1,409)       (956)
   Acquisition of reseller assets, net of cash
      acquired. . . . . . . . . . . . .. . .  .         (11,229)        (52)
                                                 ---------------  ----------
Net investing activities. . . . . . . . . . . .         (12,638)     (1,008)
                                                 ---------------  ----------

Cash Flows from Financing Activities:
Net borrowings on bank note . . . . . . . . . .          24,441       3,489
Net payments on notes payable . . . . . . . . .            (425)     (1,729)
Proceeds from exercise of stock options . . . .             427         135
                                                 ---------------  ----------
   Net financing activities . . . . . . . . . .          24,443       1,895
                                                 ---------------  ----------
Increase (decrease) in cash . . . . . . . . . .             552      (2,156)

Cash:
   Beginning of period. . . . . . . . . . . . .             380       3,962
                                                 ---------------  ----------
   End of period. . . . . . . . . . . . . . . .  $          932   $   1,806
                                                 ===============  ==========

               See  notes  to  consolidated  financial  statements.

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis  of  Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the three-month period ended April 5, 1999 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2000.

2.     Cost  of  sales  and  service

In the first quarter of 1999, the Company changed the manner in which services' labor costs are reported. The Company now classifies direct costs of service personnel in cost of sales and service; previously, such costs were included in selling, general and administrative expenses. Prior periods have been reclassified to conform with the current year's presentation.

3.     Borrowing  Arrangements

       At January 5 and April 5, 1999, bank notes payable include $12.6 million and $8.8 million, respectively, of overdrafts in accounts with a participant bank to the Company's credit facility. These amounts were subsequently funded through the normal course of business.

4.     Earnings  per  Common  Share

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

(in thousands, except per share data)
                          Quarter ended April 5,
                    ---------------------------------
                          1998             1999
                    ----------------  ---------------
                        Per Share        Per Share
                    ----------------  ---------------

                    Shares   Amount   Shares  Amount
                    ------  --------  ------  -------
Basic EPS. . . . .  11,392  $  0.38   11,692  $  0.43
Effect of dilutive
  stock options. .     319    (0.01)     166        -
                    ------  --------  ------  -------
Diluted EPS. . . .  11,711  $  0.37   11,858  $  0.43
                    ======  ========  ======  =======

5.     Supplemental  Cash  Flow  Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

                                  Quarter Ended April 5,
                                  ----------------------
                                     1998        1999
                                  -----------  ---------
Interest paid . . . . . . . .     $      425   $     793
                                  ==========   =========
Income taxes paid . . . . . .     $    4,112   $     589
                                  ==========   =========
Adjustments to purchase
  price of acquisition assets     $       -    $   1,740
                                  ==========   =========

6.     Litigation

There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

7.     Segment  Information

Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)


                                 Quarter  Ended  April  5,  1998
                               -----------------------------------
                               Products   Services   Consolidated
                               ---------  ---------  -------------
Revenue                        $ 120,411  $  14,787  $     135,198
Income from operation              5,295      1,894          7,189
Total assets                     179,679     37,438        217,117
Capital expenditures               1,298        111          1,409
Depreciation and amortization        973        188          1,161


                                 Quarter  Ended  April  5,  1999
                               -----------------------------------
                               Products   Services   Consoldiated
                               ---------  ---------  -------------
Revenue                        $ 141,669  $  22,255  $     163,924
Income from operation              4,684      4,388          9,072
Total assets                     205,976     51,231        257,207
Capital expenditures                 734        222            956
Depreciation and amortization      1,410        308          1,718

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

                        POMEROY COMPUTER RESOURCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW. The Company's business is comprised of (1) the sale and leasing of a broad range of computer equipment including hardware, software, and related products, and (2) the provision of information technology (IT) services which support such computer products. On January 6, 1999, the Company transferred the assets, liabilities, business, operations and personnel comprising its IT services business (excluding procurement and configuration services) in exchange for 10 million shares of Class B common stock of Pomeroy Select Integration Solutions, Inc., a wholly-owned subsidiary. The separation of the IT services business is a part of the Company's ongoing strategy to expand its services revenue. The Company now classifies the direct costs of service personnel in cost of sales and service. See Notes 2 and 7 of the Notes to Consolidated Financial Statements.

     TOTAL NET SALES AND REVENUES. Total net sales and revenues increased $28.7 million, or 21.2%, to $163.9 million in the first quarter of fiscal 1999 from $135.2 million in the first quarter of fiscal 1998. This increase was attributable to an increase in sales to existing and new customers and to acquisitions completed in fiscal 1998. Additionally, this increase reflects a greater increase in sales volume as unit prices have declined as compared to the first quarter of fiscal 1998. Excluding acquisitions completed in fiscal 1998, total net sales and revenues increased 9.3%. Product sales increased $21.3 million, or 17.7%, to $141.7 million in the first quarter of fiscal 1999 from $120.4 million in the first quarter of fiscal 1998. Excluding acquisitions completed in fiscal 1998, product sales increased 6.8%. Service revenues increased $7.5 million, or 50.7%, to $22.3 million in the first quarter of fiscal 1999 from $14.8 million in the first quarter of fiscal 1998. Excluding acquisitions completed in fiscal 1998, service revenues increased 29.2%.

     GROSS MARGINS. Gross margin was 13.9% in the first quarter of fiscal 1999 compared to 13.1% in the first quarter of fiscal 1998. The Company improved its gross margin by increasing the volume of higher-margin service revenues and improving the gross margin of service revenues which offset a decrease in product gross margins and the growth in equipment sales. Service revenues increased to 13.6% of total net sales and revenues in the first quarter of fiscal 1999 compared to 10.9% of total net sales and revenues in the first quarter of fiscal 1998. Service gross margin increased to 43.9% of total gross margin in the first quarter of fiscal 1999 from 37.1% in the first quarter of fiscal 1998. This increase was primarily due to improved productivity of technical personnel. Factors that may have an impact on gross margin in the future include the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and personnel utilization rates.

     OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 7.4% in the first quarter of fiscal 1999 from 7.0% in the first quarter of fiscal 1998. This increase is primarily attributable to increased selling and administration payroll costs, including increased employee
retention  and  benefit  costs.   Total  operating  expenses  expressed  as  a
percentage of total net sales and revenues increased to 8.4% in the first quarter of fiscal 1999 from 7.8% in the first quarter of fiscal 1998 for the reason noted above and the increase in depreciation and amortization expense as the result of acquisitions.

     INCOME FROM OPERATIONS. Income from operations increased $1.9 million, or 26.4%, to $9.1 million in the first quarter of fiscal 1999 from $7.2 million in the first quarter of fiscal 1998. The Company's operating margin increased to 5.5% in the first quarter of fiscal 1999 from 5.3% in the first quarter of fiscal 1998 because the increase in gross margin was greater than the increase in operating expenses

     INTEREST EXPENSE. Interest expense was approximately $0.8 million in the first quarter of fiscal 1999 compared to $0.4 million in the first quarter of fiscal 1998. This increase is primarily due to the Company's increase in overall debt borrowings.

     INCOME TAXES. The Company's effective tax rate was 39.1% in the first quarter of fiscal 1999 compared to 37.0% in the first quarter of fiscal 1998. During fiscal 1998, the Company's effective tax rate was reduced due to the availability of the Kentucky Jobs Development Act ("KJDA") credit pertaining to the initial eligible start-up costs component of the credit. For fiscal 1999, the Company's KJDA benefit will be reduced to the annual eligible lease payments component of the credit plus any carryforward from prior years.

     NET INCOME. Net income increased $0.8 million, or 18.6%, to $5.1 million in the first quarter of fiscal 1999 from $4.3 million in the first quarter of fiscal 1998 due to the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $3.0 million in the first quarter of fiscal 1999. Cash used in investing activities was $1.0 million for capital expenditures. Cash provided by financing activities included $3.5 million of net borrowings on bank notes payable, $0.1 million from the exercise of stock options less $1.7 million for a note repayment.

     A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At April 5, 1999, these lines of credit totaled $72.0 million, including $60.0 million with Deutsche Financial Services ("DFS") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under both floor plan arrangements are made on thirty day notes. All such borrowings are secured by the related inventory. Financing on many of the arrangements is interest free due to subsidies by manufacturers. The average rate on the plans overall is less than 1.0% per annum. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

     The Company's financing of receivables is provided through its Credit Facility with DFS which permits the Company to borrow up to the lesser of $60.0 million or an amount based upon a formula of eligible trade receivables. The Credit Facility, which expires July 14, 2000, carries a variable interest rate based solely on the prime rate less 125 basis points. At April 5, 1999, the amount outstanding, which included $8.8 million of overdrafts in accounts with a participant bank to the Company's credit facility, was $43.1 million at an interest rate of 6.5%. Under the terms of the Credit Facility, the Company is prohibited from paying any cash dividends and is subject to various restrictive covenants.

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

     State of Readiness. The Company estimates that it will complete its testing of its principal information technology systems by the end of the second quarter of fiscal 1999. Upon completion of the testing of the Year 2000 versions of its principal systems, the Company will convert all operations to the Year 2000 compliant system, which is estimated to be operational during the third quarter of fiscal 1999.

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


Item  6  Exhibits  and  Reports  on  Form  8-K


(a) Exhibits
------------

11                           Computation of Earnings per Share

27.1                         Financial Data Schedules

27.2                         Financial Data Schedules


(b)  Reports on Form 8-K     Form  8-K,  dated  January  29,  1999




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            POMEROY  COMPUTER  RESOURCES,  INC.
                                            ------------------------------------
                                                       (Registrant)


Date: May 17, 1999                          By: /s/ Stephen E. Pomeroy
                                           -------------------------------------
                                            Stephen E. Pomeroy
                                           -------------------------------------
                                            Chief Financial Officer and Chief
                                            Accounting Officer