Form 10-Q
period 1999-07-05
POMEROY COMPUTER RESOURCES INC
filed 1999-08-12
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For  the  quarterly  period  ended  July  5,  1999


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For  the  transition  period  from              to


Commission  file  number  0-20022


                        POMEROY COMPUTER RESOURCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                 31-1227808
             --------                                 ----------
    (State  or  jurisdiction                        (IRS  Employer
of  incorporation  or  organization)               Identification  No.)


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

YES  ___X___NO___

The number of shares of common stock outstanding as of August 5, 1999 was 11,748,073.

                                    1 of 18

                        POMEROY COMPUTER RESOURCES, INC.

                                TABLE OF CONTENTS


Part I.    Financial Information

Item 1. Financial Statements:                                              Page
                                                                           ----
         Consolidated Balance Sheets as of
         January 5, 1999 and July 5, 1999                                     3

         Consolidated Statements of Income for
         the Quarters Ended July 5, 1998 and 1999                             4

         Consolidated Statements of Income for
         the Six Months Ended July 5, 1998 and 1999                           5

         Consolidated Statements of Cash Flows
         for the Six Months Ended July 5, 1998 and 1999                       6

         Notes to Consolidated Financial
         Statements                                                           7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       10

Part II. Other Information                                                   14

SIGNATURE                                                                    18

                                    2 of 18

                        POMEROY COMPUTER RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


(in thousands)                                                       January 5,   July 5,
                                                                        1999        1999
                                                                     -----------  --------
ASSETS
Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     3,962  $  5,146
   Accounts and note receivable, less allowance of $598 and $1,097
      at January 5, 1999 and July 5, 1999, respectively . . . . . .      164,991   178,209
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .       33,333    38,249
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,084     3,263
                                                                     -----------  --------
         Total current assets . . . . . . . . . . . . . . . . . . .      204,370   224,867
                                                                     -----------  --------

Equipment and leasehold improvements. . . . . . . . . . . . . . . .       23,796    24,356
Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       10,323    11,373
                                                                     -----------  --------
         Net equipment and leasehold improvements . . . . . . . . .       13,473    12,983
                                                                     -----------  --------

Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,383    39,273
                                                                     -----------  --------
         Total assets . . . . . . . . . . . . . . . . . . . . . . .  $   254,226  $277,123
                                                                     ===========  ========

LIABILITIES & EQUITY
Current liabilities:
   Current portion of notes payable . . . . . . . . . . . . . . . .  $     5,028  $  4,512
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       78,817    74,718
   Bank notes payable.. . . . . . . . . . . . . . . . . . . . . . .       39,629    57,087
   Other current liabilities. . . . . . . . . . . . . . . . . . . .        9,532    12,675
                                                                     -----------  --------
         Total current liabilities. . . . . . . . . . . . . . . . .      133,006   148,992
                                                                     -----------  --------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,231     4,098

Equity:
   Preferred stock (no shares issued or outstanding). . . . . . . .            -         -
   Common stock (11,707 and 11,730 shares issued and outstanding
      at January 5, 1999 and July 5, 1999, respectively). . . . . .          117       117
   Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .       64,394    64,690
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .       48,800    59,548
                                                                     -----------  --------
                                                                         113,311   124,355
   Less treasury stock, at cost  (31 shares at January 5, 1999 and
      July 5, 1999) . . . . . . . . . . . . . . . . . . . . . . . .          322       322
                                                                     -----------  --------
      Total equity. . . . . . . . . . . . . . . . . . . . . . . . .      112,989   124,033
                                                                     -----------  --------
      Total liabilities and equity. . . . . . . . . . . . . . . . .  $   254,226  $277,123
                                                                     ===========  ========

                 See notes to consolidated financial statements.

                                    3 of 18

                        POMEROY COMPUTER RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except per share data)           Quarter Ended
                                         --------------------------
                                             July 5,       July 5,
                                              1998          1999
                                         ---------------  ---------
Net sales and revenues. . . . . . . . .  $      158,843   $186,848
Cost of sales and service . . . . . . .         138,065    163,140
                                         ---------------  ---------
         Gross profit . . . . . . . . .          20,778     23,708
                                         ---------------  ---------

Operating expenses:
   Selling, general and administrative.           9,953     11,258
   Rent expense . . . . . . . . . . . .             626        696
   Depreciation . . . . . . . . . . . .             954        702
   Amortization . . . . . . . . . . . .             453        692
   Provision for doubtful accounts. . .               -         46
                                         ---------------  ---------
         Total operating expenses . . .          11,986     13,394
                                         ---------------  ---------

Income from operations. . . . . . . . .           8,792     10,314
                                         ---------------  ---------

Other expense (income):
   Interest expense . . . . . . . . . .             877        865
   Miscellaneous. . . . . . . . . . . .             (33)       (16)
                                         ---------------  ---------
         Total other expense. . . . . .             844        849
                                         ---------------  ---------

   Income before income tax . . . . . .           7,948      9,465

   Income tax expense . . . . . . . . .           2,940      3,785
                                         ---------------  ---------

   Net income . . . . . . . . . . . . .  $        5,008   $  5,680
                                         ===============  =========

Weighted average shares outstanding:
   Basic. . . . . . . . . . . . . . . .          11,450     11,697
                                         ===============  =========
   Diluted. . . . . . . . . . . . . . .          11,804     11,791
                                         ===============  =========

Earnings per common share:
   Basic. . . . . . . . . . . . . . . .  $         0.44   $   0.49
                                         ===============  =========
   Diluted. . . . . . . . . . . . . . .  $         0.42   $   0.48
                                         ===============  =========

                 See notes to consolidated financial statements.

                                    4 of 18

                        POMEROY COMPUTER RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except per share data)    Six Months Ended
                                       --------------------
                                        July 5,    July 5,
                                         1998       1999
                                       ---------  ---------
Net sales and revenues. . . . . . . .  $294,041   $350,772
Cost of sales and service . . . . . .   255,500    304,205
                                       ---------  ---------
         Gross profit . . . . . . . .    38,541     46,567
                                       ---------  ---------

Operating expenses:
  Selling, general and administrative    18,804     22,621
  Rent expense. . . . . . . . . . . .     1,188      1,402
  Depreciation. . . . . . . . . . . .     1,806      1,797
  Amortization. . . . . . . . . . . .       762      1,315
  Provision for doubtful accounts . .         -         46
                                       ---------  ---------
         Total operating expenses . .    22,560     27,181
                                       ---------  ---------

  Income from operations. . . . . . .    15,981     19,386
                                       ---------  ---------

Other expense(income):
  Interest expense. . . . . . . . . .     1,300      1,650
  Miscellaneous . . . . . . . . . . .       (56)       (45)
                                       ---------  ---------
         Total other expense. . . . .     1,244      1,605
                                       ---------  ---------

  Income before income tax. . . . . .    14,737     17,781

  Income tax expense. . . . . . . . .     5,452      7,033
                                       ---------  ---------

  Net income. . . . . . . . . . . . .  $  9,285   $ 10,748
                                       =========  =========

Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . .    11,421     11,691
                                       =========  =========
  Diluted . . . . . . . . . . . . . .    11,758     11,820
                                       =========  =========

Earnings per common share:
  Basic . . . . . . . . . . . . . . .  $   0.81   $   0.92
                                       =========  =========
  Diluted . . . . . . . . . . . . . .  $   0.79   $   0.91
                                       =========  =========

                 See notes to consolidated financial statements.

                                    5 of 18

                        POMEROY COMPUTER RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(in  thousands)                                   Six Months Ended
                                                --------------------
                                                 July 5,    July 5,
                                                  1998       1999
                                                ---------  ---------
Cash Flows from Operating Activities:
   Net cash flows used in operating activities  $ (4,622)  $ (8,685)

Cash Flows from Investing Activities:
   Capital expenditures. . . . . . . . . . . .    (1,932)    (1,489)
   Acquisition of reseller assets, net of cash
acquired . . . . . . . . . . . . . . . . . . .   (11,229)    (1,082)
                                                ---------  ---------
Net investing activities . . . . . . . . . . .   (13,161)    (2,571)
                                                ---------  ---------

Cash Flows from Financing Activities:
Net borrowings on bank note. . . . . . . . . .    18,722     17,308
Net payments on notes payable. . . . . . . . .      (696)    (5,164)
Proceeds from exercise of stock options. . . .     1,395        296
                                                ---------  ---------

   Net financing activities. . . . . . . . . .    19,421     12,440
                                                ---------  ---------

Increase (decrease) in cash. . . . . . . . . .     1,638      1,184

Cash:
   Beginning of period . . . . . . . . . . . .       380      3,962
                                                ---------  ---------

   End of period . . . . . . . . . . . . . . .  $  2,018   $  5,146
                                                =========  =========

                 See notes to consolidated financial statements.

                                    6 of 18

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis  of  Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the six-month period ended July 5, 1999 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2000.

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

3.   Borrowing  Arrangements

          At  January  5  and  July  5,  1999, bank notes payable include  $12.6 million and $18.7 million, respectively, of overdrafts in accounts with a participant bank to the Company's credit facility. These amounts were subsequently funded through the normal course of business.

4.     Earnings  per  Common  Share

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

                            Quarter Ended July 5,
                     ---------------------------------------
                           1998                 1999
                    -------------------  -------------------
                             Per Share            Per Share
                    Shares    Amount     Shares    Amount
                    ------  -----------  ------  -----------
Basic EPS. . . . .  11,450  $     0.44   11,697  $     0.49
Effect of dilutive
  Stock options. .     354       (0.02)      94       (0.01)
                    ------  -----------  ------  -----------
Diluted EPS. . . .  11,804  $     0.42   11,791  $     0.48
                    ======  ===========  ======  ===========

                            Six Months Ended July 5,
                     ---------------------------------------
                           1998                 1999
                    -------------------  -------------------
                             Per Share            Per Share
                    Shares    Amount     Shares    Amount
                    ------  -----------  ------  -----------
Basic EPS. . . . .  11,421  $     0.81   11,691  $     0.92
Effect of dilutive
  Stock options. .     337       (0.02)     129       (0.01)
                    ------  -----------  ------  -----------
Diluted EPS. . . .  11,758  $     0.79   11,820  $     0.91
                    ======  ===========  ======  ===========

                                    7 of 18

5.     Supplemental  Cash  Flow  Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

                                 Six Months Ended July 5,
                                 ------------------------
                                      1998     1999
                                     -------  ------
Interest paid . . . . . . . . . . .  $ 1,045  $1,668
                                     =======  ======
Income taxes paid . . . . . . . . .  $ 9,353  $5,558
                                     =======  ======
Adjustments to purchase
  price of acquisition assets . . .  $     -  $1,740
                                     =======  ======

Business combinations accounted for
as purchases:
     Assets acquired. . . . . . . .  $31,734  $2,601
     Liabilities assumed. . . . . .   18,505     973
     Notes payable. . . . . . . . .    2,000     546
                                     -------  ------
     Net cash paid. . . . . . . . .  $11,229  $1,082
                                     =======  ======

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

7.     Segment  Information

Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                   Quarter Ended July 5, 1998
                               -----------------------------------
                               Products   Services   Consolidated
                               ---------  ---------  -------------
Revenues. . . . . . . . . . .  $ 142,062  $  16,781  $     158,843
Income from operations. . . .      6,603      2,189          8,792
Total assets. . . . . . . . .    169,267     39,409        208,676
Capital expenditures. . . . .        425         98            523
Depreciation and amortization      1,176        231          1,407

                                   Quarter Ended July 5, 1999
                               -----------------------------------
                               Products   Services   Consoldiated
                               ---------  ---------  -------------
Revenues. . . . . . . . . . .  $ 161,703  $  25,145  $     186,848
Income from operations. . . .      4,233      6,081         10,314
Total assets. . . . . . . . .    228,403     48,720        277,123
Capital expenditures. . . . .        293        240            533
Depreciation and amortization      1,065        329          1,394

                                    8 of 18

                                  Six Months Ended July 5, 1998
                               -----------------------------------
                               Products   Services   Consolidated
                               ---------  ---------  -------------
Revenues. . . . . . . . . . .  $ 262,473  $  31,568  $     294,041
Income from operations. . . .     11,898      4,083         15,981
Total assets. . . . . . . . .    169,267     39,409        208,676
Capital expenditures. . . . .      1,723        209          1,932
Depreciation and amortization      2,149        419          2,568

                                  Six Months Ended July 5, 1999
                               -----------------------------------
                               Products   Services   Consoldiated
                               ---------  ---------  -------------
Revenues. . . . . . . . . . .  $ 303,372  $  47,400  $     350,772
Income from operations. . . .      8,917     10,469         19,386
Total assets. . . . . . . . .    228,403     48,720        277,123
Capital expenditures. . . . .      1,027        462          1,489
Depreciation and amortization      2,475        637          3,112

                                    9 of 18

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

TOTAL NET SALES AND REVENUES. Total net sales and revenues increased $28 million, or 17.6%, to $186.8 million in the second quarter of fiscal 1999 from $158.8 million in the second quarter of fiscal 1998. This increase was attributable to an increase in sales to existing and new customers and to acquisitions completed in fiscal years 1999 and 1998. Additionally, this increase reflects a greater increase in sales volume as unit prices have declined as compared to the second quarter of fiscal 1998. Excluding acquisitions completed in fiscal years 1999 and 1998, total net sales and revenues increased 9.8%. Product sales increased $19.6 million, or 13.8%, to $161.7 million in the second quarter of fiscal 1999 from $142.1 million in the second quarter of fiscal 1998. Excluding acquisitions completed in fiscal years 1999 and 1998, product sales increased 6.9%. Service revenues increased $8.4 million, or 49.8%, to $25.1 million in the second quarter of fiscal 1999 from $16.8 million in the second quarter of fiscal years 1999 and 1998. Excluding acquisitions completed in fiscal years 1999 and 1998, service revenues increased 34.4%.

Total net sales and revenues increased $56.7 million or 19.3%, to $350.8 million in the first half of 1999 from $294.0 million in the first half of 1998. Excluding acquisitions completed in fiscal years 1999 and 1998, total net sales and revenues increased 9.6%. Product sales increased $40.9, or 15.6%, to $303.4 million in the first half of 1999 from $262.5 million in the first half of 1998. Excluding acquisitions completed in fiscal years 1999 and 1998, product sales increased 6.9%. Service revenues increased
 $15.8 million, or 50.2%, to $47.4 million in the first half of 1999 from 31.6 million in the first half of 1998. Excluding acquisitions completed in fiscal years 1999 and 1998, service revenues increased 31.9%.

GROSS MARGINS. Gross margin was 12.7% in the second quarter of fiscal 1999 compared to 13.1% in the second quarter of fiscal 1998. The decrease in gross margin resulted primarily from the Company's strategic decision to obtain new business and increase sales by aggressively pricing certain products. Service revenues increased to 13.5% of total net sales and revenues in the second quarter of fiscal 1999 compared to 10.6% of total net sales and revenues in the second quarter of fiscal 1998. Service gross margin increased to 42.6% of total gross margin in the second quarter of fiscal 1999 from 31.3% in the second quarter of fiscal 1998. This increase in service gross margin was primarily due to improved productivity of technical personnel. Factors that may have an impact on gross margin in the future include the further decline of unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and personnel utilization rates.

                                    10 of 18

Gross margin was 13.3% in the first half of fiscal 1999 compared to 13.1% in the first half of fiscal 1998. This improved overall gross margin in the first half of fiscal 1999 can be attributed to an increase in the volume of higher-margin service revenues and improved gross margin of service revenues which were offset by the decline in product gross margin and the growth in such lower-margin product sales. Service revenues increased to 13.5% of total net sales and revenues in the first half of fiscal 1999 compared to 10.7% of total net sales and revenues in the first half of fiscal 1998. Service gross margin increased to 42.7% of total gross margin in the first half of fiscal 1999 from 31.1% in the first half of fiscal 1998. This increase in service's gross margin was primarily due to improved productivity of technical personnel. Factors that may have an impact on gross margin in the future include the further decline of unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and personnel utilization rates.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues decreased to 6.4% in the second quarter of fiscal 1999 from 6.7% in the second quarter of fiscal 1998. This decrease is primarily due to the growth in net sales and revenues exceeding the growth in selling, general and administrative expenses. Excluding acquisitions completed in fiscal years 1999 and 1998, selling, general and administrative expenses expressed as a percentage of total net sales and revenues would have been 5.9% in the second quarter of fiscal 1999. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 7.2% in the second quarter of fiscal 1999 from 7.6% in the second quarter of fiscal 1998 for the reason noted above. Excluding acquisitions completed in fiscal years 1999 and 1998, total operating expenses expressed as a percentage of total net sales and revenues would have been 6.7% in the second quarter of fiscal 1999.

Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 6.9% in the first half of fiscal 1999 from 6.8% in the first half of fiscal 1998. This increase is primarily attributable to the increased selling and administrative payroll costs experienced in the first quarter of fiscal 1999. Excluding acquisitions completed in fiscal years 1999 and 1998, selling, general and administrative expenses expressed as a percentage of total net sales and revenues would have been 6.6% in the first half of fiscal 1999. Total operating expenses expressed as a percentage of total net sales and revenues increased to 7.8% in the first half of fiscal 1999 from 7.7% in the first half of fiscal 1998 for the reason noted above and the increase in amortization expense as a result of acquisitions. Excluding acquisitions completed in fiscal years 1999 and 1998, total operating expenses expressed as a percentage of total net sales and revenues would have been 7.8% in the second quarter of fiscal 1999.

INCOME FROM OPERATIONS. Income from operations increased $1.5 million, or 17.3%, to $10.3 million in the second quarter of fiscal 1999 from $8.8 million in the second quarter of fiscal 1998. The Company's operating margin was 5.5% in the second quarter of fiscal 1999 and fiscal 1998.

Income from operations increased $3.4 million, or 21.3%, to $19.4 million in the first half of fiscal 1999 from $16.0 million in the first half of fiscal 1998. The Company's operating margin increased to 5.5% in the first half of fiscal 1999 as compared to 5.4% in the first half of fiscal 1998 as the increase in gross margin offset the increase in operating expenses as a percent of net sales and revenues.

INTEREST EXPENSE. Interest expense was $0.9 million in the second quarter of fiscal 1999 and 1998. Interest expense was $1.7 million in the first half of fiscal 1999 as compared to $1.3 million in the first half of fiscal 1998. This increase in interest expense in the first half of fiscal 1999 as compared to the first half of fiscal 1998 is primarily due to the Company's increase in overall debt borrowings in the first quarter of fiscal 1999 as compared to the first quarter of fiscal
1998.

                                    11 of 18

INCOME TAXES. The Company's effective tax rate was 40.0% in the second quarter of fiscal 1999 compared to 37.0% in the second quarter of fiscal 1998. The adjustment to the effective tax rate in the second quarter of fiscal 1999 resulted in an overall effective tax rate of 39.6% for the first half of fiscal 1999. For the first half of fiscal 1999, the Company's effective tax rate was 39.6% as compared to 37.0% for the first half of fiscal 1998. During fiscal 1998, the Company's effective tax rate was reduced due to the availability of the Kentucky Jobs Development Act ("KJDA") credit pertaining to the initial eligible start-up costs component of the credit. For fiscal 1999, the Company's KJDA benefit will be reduced to the annual eligible lease payments component of the credit plus any carryforward from prior years.

NET INCOME. Net income increased $0.7 million, or 13.4%, to $5.7 million in the second quarter of fiscal 1999 from $5.0 million in the second quarter of fiscal 1998 due to the factors described above. Net income increased $1.5 million, or 15.8%, to $10.8 million in the first half of fiscal 1999 from $9.3 million in the first half of fiscal 1998 due to the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $8.7 million in the first half of fiscal 1999. Cash used in investing activities included $1.5 million for capital expenditures and $1.1 million for acquisitions. Cash provided by financing activities included $17.3 million of net borrowings on bank notes payable, $0.3 million from the exercise of stock options less $5.2 million for repayments on notes payable.

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At July 5, 1999, these lines of credit totaled $72.0 million, including $60.0 million with Deutsche Financial Services ("DFS") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under both floor plan arrangements are made on thirty day notes. All such borrowings are secured by the related inventory. Financing on many of the arrangements is interest free due to subsidies by manufacturers. The average rate on the plans overall is less than 1.0% per annum. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company's financing of receivables is provided through its Credit Facility with DFS which permits the Company to borrow up to the lesser of $60.0 million or an amount based upon a formula of eligible trade receivables. The Credit Facility, which expires July 14, 2000, carries a variable interest rate based solely on the prime rate less 125 basis points. At July 5, 1999, the amount outstanding, which included $18.7 million of overdrafts in accounts with a participant bank to the Company's credit facility, was $57.1 million at an interest rate of 6.75%. Under the terms of the Credit Facility, the Company is prohibited from paying any cash dividends and is subject to various restrictive covenants.

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

                                    12 of 18

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

     State of Readiness. The Company has completed testing of its principal information technology systems. The Company is now converting all operations to the Year 2000 compliant system, which is estimated to be operational by the end of third quarter of fiscal 1999.

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

                                    13 of 18

                        POMEROY COMPUTER RESOURCES, INC.

                           PART II - OTHER INFORMATION

Items  1  to  3     None

Item  4  Submission  of  Matters  to  a  Vote  of  Security  Holders

          On June 9, 1999, the Company held its annual meeting of stockholders for the following purposes:

1.     To  elect  seven  directors;

2. To approve an increase in the number of shares of common stock reserved for issuance under the Company's 1992 Non-Qualified and Incentive Stock Option Plan from 1,850,000 shares to 2,350,000.

The  voting  on  the  above  matters  by  the  stockholders  was  as  follows:

                Matter                       For      Withheld
----------------------------------------  ----------  --------
Election of Directors:
----------------------------------------
David B. Pomeroy, II                      10,225,563   626,494
Stephen E. Pomeroy                        10,221,303   630,764
Dr. David Rosenthal                       10,224,989   627,068
Michael Rohrkemper                        10,229,291   622,766
James H. Smith, III                       10,228,391   623,666
William H. Lomicka                        10,227,066   624,991
Vincent Rinaldi                           10,226,966   625,091

Approve an increase in the number of
Shares of common stock reserved for
issuance under the Company's 1992
Non-Qualified and Incentive Stock Option
Plan from 1,850,000 to 2,350,000 shares    8,434,860   332,256

Holders of 12,944 shares abstained from voting on the forgoeing proposal. The number of shares voted in favor of the proposal was sufficient for its passage.

Item  5  None

Item  6  Exhibits  and  Reports  on  Form  8-K

(a) Exhibits
-------------
        10(i)            Material Agreements

                (hh)(1)  The Asset Purchase Agreement dated
                         May 6, 1999 by, between and among
                         Pomeroy Computer Resources, Inc.,
                         Pomeroy Select Integration Solutions,
                         Inc., Systems Atlanta Commercial
                         Systems, Inc. and B. Scott Dobson,
                         Charley G. Dobson, Betty H. Dobson,
                         and Tyler H. Dobson

                                    14 of 18

                (hh)(2)  Employment Agreement by and
                         between Pomeroy Computer
                         Resources, Inc. and B. Scott Dobson,
                         dated May 6, 1999

                (hh)(3)  Subordinated Promissory Note issued
                         by Pomeroy Computer Resources,
                         Inc. to Systems Atlanta Commercial
                         Systems, Inc., dated May 6, 1999

                (hh)(4)  Subordinated Promissory Note issued
                         by Pomeroy Select Integration
                         Solutions, Inc. to Systems Atlanta
                         Commercial Systems, Inc., dated May
                         6, 1999

                (hh)(5)  General Bill of Sale and Assignment of
                         the Asset Purchase Agreement with
                         Pomeroy Computer Resources, Inc.

                (hh)(6)  General Bill of Sale and Assignment of
                         the Asset Purchase Agreement with
                         Pomeroy Select Integration Solutions,
                         Inc.

                (hh)(7)  Assignment and Assumption
                         Agreement by and between Systems
                         Atlanta Commercial Systems, Inc. and
                         Pomeroy Computer Resources, Inc.,
                         dated May 6, 1999

                (hh)(8)  Assignment and Assumption
                         Agreement by and between Systems
                         Atlanta Commercial Systems, Inc. and
                         Pomeroy Select Integration Solutions,
                         Inc.

                (hh)(9)  Assumption of Liabilities of the Asset
                         Purchase Agreement by and between
                         Systems Atlanta Commercial
                         Systems, Inc. and Pomeroy Computer
                         Resources, Inc., dated May 6, 1999

               (hh)(10)  Assumption of Liabilities of the Asset
                         Purchase Agreement by and between
                         Systems Atlanta Commercial
                         Systems, Inc. and Pomeroy Select
                         Integration Solutions, Inc.

               (hh)(11)  Letter Agreement regarding Contracts
                         by and between Systems Atlanta
                         Commercial Systems, Inc. and
                         Pomeroy Computer Resources, Inc.,
                         dated May 6, 1999

               (hh)(12)  Letter Agreement regarding Contracts
                         by and between Systems Atlanta
                         Commercial Systems, Inc. and
                         Pomeroy Select Integration Solutions,
                         Inc.

                                    15 of 18

               (hh)(13)  Power of Attorney issued to Pomeroy
                         Computer Resources, Inc. by Systems
                         Atlanta Commercial Systems, Inc.,
                         dated May 6, 1999

               (hh)(14)  Power of Attorney issued to Pomeroy
                         Select Integration Solutions, Inc. by
                         Systems Atlanta Commercial
                         Systems, Inc., dated May 6, 1999

               (hh)(15)  Consent for Use of Similar Name by
                         Systems Atlanta Commercial
                         Systems, Inc. to Pomeroy Computer
                         Resources, Inc., dated May 6, 1999

               (hh)(16)  Consent for Use of Similar Name by
                         Systems Atlanta Commercial
                         Systems, Inc. to Pomeroy Select
                         Integration Solutions, Inc., dated May
                         6, 1999

               (hh)(17)  Noncompetition Agreement by and
                         between Systems Atlanta Commercial
                         Systems, Inc. and Pomeroy Computer
                         Resources, Inc., dated May 6, 1999

               (hh)(18)  Noncompetition Agreement by and
                         between Systems Atlanta Commercial
                         Systems, Inc. and Pomeroy Select
                         Integration Solutions, Inc., dated May
                         6, 1999

               (hh)(19)  Noncompetition Agreement by and
                         between B. Scott Dobson and
                         Pomeroy Computer Resources, Inc.,
                         dated May 6, 1999

               (hh)(20)  Noncompetition Agreement by and
                         between B. Scott Dobson and
                         Pomeroy Select Integration Solutions,
                         Inc., dated May 6, 1999

               (hh)(21)  Employment Agreement by and
                         between Pomeroy Computer
                         Resources, Inc. and Tyler H. Dobson

               (hh)(22)  Award Agreement between Pomeroy
                         Computer Resources, Inc. and B.
                         Scott Dobson, dated May 6, 1999

               (hh)(23)  Award Agreement between Pomeroy
                         Computer Resources, Inc. and Tyler
                         H. Dobson, dated May 6, 1999

                         Incentive Deferred Compensation
               (hh)(24)  Agreement by and between Pomeroy
                         Computer Resources, Inc. and B.
                         Scott Dobson, dated May 6, 1999

                                    16 of 18

                         Incentive Deferred Compensation
               (hh)(25)  Agreement by and between Pomeroy
                         Computer Resources, Inc. and Tyler
                         H. Dobson, dated May 6, 1999

                         Noncompetition Agreement by and
               (hh)(26)  between Tyler H. Dobson and
                         Pomeroy Select Integration Solutions,
                         Inc., dated May 6, 1999

                         Noncompetition Agreement by and
               (hh)(27)  between Tyler H. Dobson and
                         Pomeroy Computer Resources,
                          Inc., dated May 6, 1999

                         Noncompetition Agreement by and
               (hh)(28)  between Charley G. Dobson and
                         Pomeroy Select Integration Solutions,
                         Inc., dated May 6, 1999

                         Noncompetition Agreement by and
               (hh)(29)  between Charley G. Dobson and
                         Pomeroy Computer Resources,
                          Inc., dated May 6, 1999

                          Noncompetition Agreement by and
               (hh)(30)  between Betty H. Dobson and
                         Pomeroy Computer Resources,
                          Inc., dated May 6, 1999

                         Noncompetition Agreement by and
               (hh)(31)  between Betty H. Dobson and
                         Pomeroy Select Integration Solutions,
                          Inc., dated May 6, 1999

                         General Bill of Saleand Assignment of
               (hh)(32)  the Asset Purchase Agreement
                         between Systems Atlanta Commercial
                         Systems, Inc. and Pomeroy Computer
                         Resources, Inc.

                         General Bill of Sale and Assignment of
               (hh)(33)  the Asset Purchase Agreement
                         between Systems Atlanta Commercial
                         Systems, Inc. and Pomeroy Select
                         Integration Solutions, Inc.

           11            Computation of Earnings per Share

           27            Financial Data Schedules

                                    17 of 18

(b)  Reports  on  Form  8-K     On  June  10,  1999, the Company filed a current
                                report on Form 8-K announcing the execution of a definitive agreement whereby the Company would purchase the assets and assume certain liabilities of Systems Atlanta Commercial
                                Systems,  Inc.






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    POMEROY COMPUTER RESOURCES, INC.
                                    --------------------------------
                                              (Registrant)



Date:  August  12,  1999         By: /s/ Stephen E. Pomeroy
                                     ----------------------
                                     Stephen E. Pomeroy
                                     Chief Financial Officer and
                                     Chief Accounting Officer

                                    18 of 18