Form 10-Q
period 1999-10-05
POMEROY COMPUTER RESOURCES INC
filed 1999-11-12
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For  the  quarterly  period  ended  October  5,  1999


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from    to


Commission  file  number  0-20022


                        POMEROY COMPUTER RESOURCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   31-1227808
             --------                                   ----------
     (State or jurisdiction of                        (IRS Employer
    incorporation or  organization)                Identification  No.)


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

YES  X     NO
    ---       ---
The number of shares of common stock outstanding as of November 5, 1999 was 11,806,711.

                        POMEROY COMPUTER RESOURCES, INC.

                                TABLE OF CONTENTS


Part I.  Financial Information

         Item 1. Financial Statements:                     Page
                                                           ----

                 Consolidated Balance Sheets as of
                 January 5, 1999 and October 5, 1999          3

                 Consolidated Statements of Income for
                 the Quarters Ended October 5, 1998 and
                 1999                                         4

                 Consolidated Statements of Income for
                 the Nine Months Ended October 5, 1998
                 and 1999                                     5

                 Consolidated Statements of Cash Flows
                 for the Nine Months Ended October 5,
                 1998 and 1999                                6

                 Notes to Consolidated Financial
                 Statements                                   7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                  10

Part II. Other Information                                   15

SIGNATURE                                                    16

                             POMEROY COMPUTER RESOURCES, INC.

                              CONSOLIDATED  BALANCE  SHEETS


(in thousands)                                                       January 5,   October 5,
                                                                        1999         1999
                                                                     -----------  -----------
ASSETS
Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     3,962  $     5,386
   Accounts and note receivable, less allowance of $598 and $2,350
      at January 5, 1999 and October 5, 1999, respectively. . . . .      164,991      209,106
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .       33,333       23,837
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,084        3,526
                                                                     -----------  -----------
         Total current assets . . . . . . . . . . . . . . . . . . .      204,370      241,855
                                                                     -----------  -----------

Equipment and leasehold improvements. . . . . . . . . . . . . . . .       23,796       25,223
Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       10,323       12,229
                                                                     -----------  -----------
         Net equipment and leasehold improvements . . . . . . . . .       13,473       12,994
                                                                     -----------  -----------

Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,383       44,920
                                                                     -----------  -----------
         Total assets . . . . . . . . . . . . . . . . . . . . . . .  $   254,226  $   299,769
                                                                     ===========  ===========

LIABILITIES & EQUITY
Current liabilities:
   Current portion of notes payable . . . . . . . . . . . . . . . .  $     5,028  $    11,816
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       78,817       64,040
   Bank notes payable . . . . . . . . . . . . . . . . . . . . . . .       39,629       72,371
   Other current liabilities. . . . . . . . . . . . . . . . . . . .        9,532       13,860
                                                                     -----------  -----------
         Total current liabilities. . . . . . . . . . . . . . . . .      133,006      162,087
                                                                     -----------  -----------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,231        5,455

Equity:
   Preferred stock (no shares issued or outstanding). . . . . . . .            -            -
   Common stock (11,707 and 11,807 shares issued and outstanding
      at January 5, 1999 and October 5, 1999, respectively) . . . .          117          118
   Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .       64,394       65,524
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .       48,800       66,907
                                                                     -----------  -----------
                                                                         113,311      132,549
   Less treasury stock, at cost  (31 shares at January 5, 1999 and
      October 5, 1999). . . . . . . . . . . . . . . . . . . . . . .          322          322
                                                                     -----------  -----------
      Total equity. . . . . . . . . . . . . . . . . . . . . . . . .      112,989      132,227
                                                                     -----------  -----------
      Total liabilities and equity. . . . . . . . . . . . . . . . .  $   254,226  $   299,769
                                                                     ===========  ===========

See  notes  to  consolidated  financial  statements.

                  POMEROY COMPUTER RESOURCES, INC.

               CONSOLIDATED  STATEMENTS  OF  INCOME


(in thousands, except per share data)         Quarter  Ended
                                        -------------------------
                                         October 5,   October 5,
                                            1998         1999
                                        ------------  -----------
Net sales and revenues . . . . . . . .  $   163,790   $   197,090
Cost of sales and service. . . . . . .      141,493       170,035
                                        ------------  -----------
         Gross profit. . . . . . . . .       22,297        27,055
                                        ------------  -----------

Operating expenses:
   Selling, general and administrative       11,074        12,385
   Rent expense. . . . . . . . . . . .          622           767
   Depreciation. . . . . . . . . . . .          973           869
   Amortization. . . . . . . . . . . .          433           771
   Provision for doubtful accounts . .            -             -
                                        ------------  -----------
         Total operating expenses. . .       13,102        14,792
                                        ------------  -----------

Income from operations . . . . . . . .        9,195        12,263
                                        ------------  -----------

Other expense (income):
   Interest expense. . . . . . . . . .          711         1,182
   Miscellaneous . . . . . . . . . . .          (77)            1
                                        ------------  -----------
         Total other expense . . . . .          634         1,183
                                        ------------  -----------

   Income before income tax. . . . . .        8,561        11,080

   Income tax expense. . . . . . . . .        3,168         4,548
                                        ------------  -----------

   Net income. . . . . . . . . . . . .  $     5,393   $     6,532
                                        ============  ===========

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . .       11,505        11,744
                                        ============  ===========
   Diluted . . . . . . . . . . . . . .       11,745        11,831
                                        ============  ===========

Earnings per common share:
   Basic . . . . . . . . . . . . . . .  $      0.47   $      0.56
                                        ============  ===========
   Diluted . . . . . . . . . . . . . .  $      0.46   $      0.55
                                        ============  ===========

See  notes  to  consolidated  financial  statements.

                 POMEROY COMPUTER RESOURCES, INC.

              CONSOLIDATED  STATEMENTS  OF  INCOME


(in thousands, except per share data)      Nine  Months  Ended
                                       --------------------------
                                        October 5,    October 5,
                                           1998          1999
                                       ------------  ------------
Net sales and revenues. . . . . . . .  $   457,831   $   547,862
Cost of sales and service . . . . . .      396,993       474,240
                                       ------------  ------------
         Gross profit . . . . . . . .       60,838        73,622
                                       ------------  ------------

Operating expenses:
  Selling, general and administrative       29,878        35,006
  Rent expense. . . . . . . . . . . .        1,810         2,169
  Depreciation. . . . . . . . . . . .        2,779         2,666
  Amortization. . . . . . . . . . . .        1,195         2,086
  Provision for doubtful accounts . .            -            46
                                       ------------  ------------
         Total operating expenses . .       35,662        41,973
                                       ------------  ------------

  Income from operations. . . . . . .       25,176        31,649
                                       ------------  ------------

Other expense(income):
  Interest expense. . . . . . . . . .        2,011         2,832
  Miscellaneous . . . . . . . . . . .         (133)          (44)
                                       ------------  ------------
         Total other expense. . . . .        1,878         2,788
                                       ------------  ------------

  Income before income tax. . . . . .       23,298        28,861

  Income tax expense. . . . . . . . .        8,620        11,581
                                       ------------  ------------

  Net income. . . . . . . . . . . . .  $    14,678   $    17,280
                                       ============  ============

Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . .       11,450        11,709
                                       ============  ============
  Diluted.. . . . . . . . . . . . . .       11,754        11,824
                                       ============  ============

Earnings per common share:
  Basic . . . . . . . . . . . . . . .  $      1.28   $      1.48
                                       ============  ============
  Diluted.. . . . . . . . . . . . . .  $      1.25   $      1.46
                                       ============  ============

See  notes  to  consolidated  financial  statements.

                        POMEROY COMPUTER RESOURCES, INC.

                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS


(in thousands)                                       Nine  Months  Ended
                                                 --------------------------
                                                  October 5,    October 5,
                                                     1998          1999
                                                 ------------  ------------
Cash Flows from Operating Activities:
   Net cash flows used in operating activities.  $    (2,312)  $   (27,332)

Cash Flows from Investing Activities:
   Capital expenditures . . . . . . . . . . . .       (2,684)       (2,172)
   Acquisition of reseller assets, net of cash
acquired. . . . . . . . . . . . . . . . . . . .      (11,229)       (4,298)
                                                 ------------  ------------
Net investing activities. . . . . . . . . . . .      (13,913)       (6,470)
                                                 ------------  ------------

Cash Flows from Financing Activities:
Net borrowings on bank note . . . . . . . . . .       16,797        32,592
Net borrowings (payments) on notes payable. . .       (1,030)        1,232
Purchase of treasury stock. . . . . . . . . . .         (118)            -
Proceeds from stock options related tax benefit            -           827
Proceeds from exercise of stock options.. . . .        1,715           575
                                                 ------------  ------------

   Net financing activities . . . . . . . . . .       17,364        35,226
                                                 ------------  ------------

Increase in cash. . . . . . . . . . . . . . . .        1,139         1,424

Cash:
   Beginning of period. . . . . . . . . . . . .          380         3,962
                                                 ------------  ------------

   End of period. . . . . . . . . . . . . . . .  $     1,519   $     5,386
                                                 ============  ============

See  notes  to  consolidated  financial  statements.

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis  of  Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the nine-month period ended October 5, 1999 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2000.

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

3.     Borrowing  Arrangements

At January 5 and October 5, 1999, bank notes payable include $12.6 million and $4.9 million, respectively, of overdrafts in accounts with a participant bank to the Company's credit facility. These amounts were subsequently funded through the normal course of business.

4.     Earnings  per  Common  Share

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                            Quarter Ended   October  5,
                    ----------------------------------------
                           1998                1999
                    -------------------  -------------------
                             Per Share            Per Share
                    Shares    Amount     Shares    Amount
                    ------  -----------  ------  -----------
Basic EPS. . . . .  11,505  $     0.47   11,744  $     0.56
Effect of dilutive
  Stock options. .     240       (0.01)      87       (0.01)
                    ------  -----------  ------  -----------
Diluted EPS. . . .  11,745  $     0.46   11,831  $     0.55
                    ======  ===========  ======  ===========

                          Nine Months Ended October 5,
                    ----------------------------------------
                           1998                1999
                    -------------------  -------------------
                             Per Share            Per Share
                    Shares    Amount     Shares    Amount
                    ------  -----------  ------  -----------
Basic EPS. . . . .  11,450  $     1.28   11,709  $     1.48
Effect of dilutive
  Stock options. .     304       (0.03)     115       (0.02)
                    ------  -----------  ------  -----------
Diluted EPS. . . .  11,754  $     1.25   11,824  $     1.46
                    ======  ===========  ======  ===========

5.     Supplemental  Cash  Flow  Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                               Nine Months Ended October 5,
                               ----------------------------
                                      1998     1999
                                     -------  -------
Interest paid . . . . . . . . . . .  $ 1,834  $ 2,650
                                     =======  =======
Income taxes paid . . . . . . . . .  $12,056  $12,496
                                     =======  =======
Adjustments to purchase
  price of acquisition assets . . .  $     -  $ 1,740
                                     =======  =======

Business combinations accounted for
as purchases:
     Assets acquired. . . . . . . .  $31,734  $10,573
     Liabilities assumed. . . . . .   18,505    5,022
     Notes payable. . . . . . . . .    2,000      697
     Stock issued . . . . . . . . .        -      556
                                     -------  -------
     Net cash paid. . . . . . . . .  $11,229  $ 4,298
                                     =======  =======

6.     Litigation

There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

7.     Segment  Information

For the first and second quarters of 1999, Pomeroy Select Integration Solutions, Inc.'s, a wholly-owned subsidiary, pro rata share of the selling, general and administrative expenses were not allocated in accordance with the administrative services agreement between the Company and the subsidiary. Therefore, reclassifications have been made in the third quarter of 1999 to reflect the proper allocation of such expenses for the products and services segments for the nine months ended October 5, 1999. For the three months ended April 5, 1999, this reclassification decreased product's and increased service's income from operations by $459 thousand. For the three months ended July 5, 1999, this reclassification increased product's and decreased service's income from operations by $1.471 million. The Company's consolidated net income and earnings per share were unchanged as a result of these reclassifications.

Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                Quarter  Ended  October  5,  1998
                               -----------------------------------
                               Products   Services   Consolidated
                               ---------  ---------  -------------
Revenues. . . . . . . . . . .  $ 143,957  $  19,833  $     163,790
Income from operations. . . .      5,686      3,509          9,195
Total assets. . . . . . . . .    184,065     37,185        221,250
Capital expenditures. . . . .        700         52            752
Depreciation and amortization      1,088        318          1,406

                                Quarter  Ended  October  5,  1999
                               -----------------------------------
                               Products   Services   Consolidated
                               ---------  ---------  -------------
Revenues. . . . . . . . . . .  $ 170,031  $  27,059  $     197,090
Income from operations. . . .      7,093      5,170         12,263
Total assets. . . . . . . . .    238,872     60,897        299,769
Capital expenditures. . . . .        539        144            683
Depreciation and amortization      1,273        367          1,640

                                Nine Months Ended October 5, 1998
                               -----------------------------------
                               Products   Services   Consolidated
                               ---------  ---------  -------------
Revenues. . . . . . . . . . .  $ 406,430  $  51,401  $     457,831
Income from operations. . . .     17,584      7,592         25,176
Total assets. . . . . . . . .    184,065     37,185        221,250
Capital expenditures. . . . .      2,423        261          2,684
Depreciation and amortization      3,237        737          3,974

                                Nine Months Ended October 5, 1999
                               -----------------------------------
                               Products   Services   Consolidated
                               ---------  ---------  -------------
Revenues. . . . . . . . . . .  $ 473,403  $  74,459  $     547,862
Income from operations. . . .     17,022     14,627         31,649
Total assets. . . . . . . . .    238,872     60,897        299,769
Capital expenditures. . . . .      1,566        606          2,172
Depreciation and amortization      3,748      1,004          4,752

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

TOTAL NET SALES AND REVENUES. Total net sales and revenues increased $33.3 million, or 20.3%, to $197.1 million in the third quarter of fiscal 1999 from $163.8 million in the third quarter of fiscal 1998. This increase was attributable to an increase in sales to existing and new customers and to acquisitions completed in fiscal years 1999 and 1998. This increase also reflects an increase in sales volume; however, unit prices have declined in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. Excluding acquisitions completed in fiscal years 1999 and 1998, total net sales and revenues increased 12.3%. Product sales increased $26.0 million, or 18.1%, to $170.0 million in the third quarter of fiscal 1999 from $144.0 million in the third quarter of fiscal 1998. Excluding acquisitions completed in fiscal years 1999 and 1998, product sales increased 11.2%. Service revenues increased $7.2 million, or 36.4%, to $27.0 million in the third quarter of fiscal 1999 from $19.8 million in the third quarter of fiscal years 1999 and 1998. Excluding acquisitions completed in fiscal years 1999 and 1998, service revenues increased 20.1%.

Total net sales and revenues increased $90.1 million or 19.7%, to $547.9 million
in  the  first nine months         of 1999 from $457.8 million in the first nine
months of 1998. Excluding acquisitions completed in fiscal years 1999 and 1998, total net sales and revenues increased 10.9%. Product sales increased $67.0 million, or 16.5%, to $473.4 million in the first nine months of 1999 from $406.4 million in the first nine months of 1998. Excluding acquisitions completed in fiscal years 1999 and 1998, product sales increased 8.8%. Service revenues increased $23.1 million, or 44.9%, to $74.5 million in the first nine months of 1999 from $51.4 million in the first nine months of 1998. Excluding acquisitions completed in fiscal years 1999 and 1998, service revenues increased 27.8%.

 GROSS MARGINS. Gross margin increased to 13.7% in the third quarter of fiscal 1999 as compared to 13.6% in the third quarter of fiscal 1998. This increase in gross margin resulted primarily from the increase of higher margin hardware sales. Service revenues increased to 13.7% of total net sales and revenues in the third quarter of fiscal 1999 compared to 12.1% of total net sales and revenues in the third quarter of fiscal 1998. Service gross margin decreased to 39.1% of total gross margin in the third quarter of fiscal 1999 from 39.3% in the third quarter of fiscal 1998. This decrease in service gross margin was primarily due to the Company's decision to obtain new business and increase sales  by  aggressively  pricing  certain  services.  In  addition,  the Company increased its technical staff for contracts which will generate revenue in future periods. Factors that may have an impact on gross margin in the future include the further decline of unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and personnel utilization rates.

Gross margin increased to 13.4% in the first nine months of fiscal 1999 as compared to 13.3% in the first nine months of fiscal 1998. This increase in gross margin in the first nine months of fiscal 1999 is due to an increase in the volume of higher-margin service revenues and improved gross margin of service revenues which were offset somewhat by the decline in product gross margin and the growth in such lower-margin product sales. Service revenues increased to 13.6% of total net sales and revenues in the first nine months of fiscal 1999 compared to 11.2% of total net sales and revenues in the first nine months of fiscal 1998. Service gross margin increased to 41.4% of total gross margin in the first nine months of fiscal 1999 from 34.1% in the first nine months of fiscal 1998. This increase in service's gross margin was primarily due to improved productivity of technical personnel. Factors that may have an impact on gross margin in the future include the further decline of unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and personnel utilization rates.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues decreased to 6.7% in the third quarter of fiscal 1999 from 7.1% in the third quarter of fiscal 1998. This decrease is primarily due to the growth in net sales and revenues exceeding the growth in selling, general and administrative expenses. Excluding acquisitions completed in fiscal years 1999 and 1998, selling, general and administrative expenses expressed as a percentage of total net sales and revenues would have been 6.4% in the third quarter of fiscal 1999. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 7.5% in the third quarter of fiscal 1999 from 8.0% in the third quarter of fiscal 1998 for the reason noted above and offset by the increase in amortization expense as a result of acquisitions. Excluding acquisitions completed in fiscal years 1999 and 1998, total operating expenses expressed as a percentage of total net sales and revenues would have been 7.3% in the third quarter of fiscal 1999.

Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues decreased to 6.8% in the first nine months of fiscal 1999 from 6.9% in the first nine months of fiscal 1998. This decrease is primarily due to the growth in net sales and revenues exceeding the growth in selling, general and administrative expenses. Excluding acquisitions completed in fiscal years 1999 and 1998, selling, general and administrative expenses expressed as a percentage of total net sales and revenues would have been 6.4% in the first nine months of fiscal 1999. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 7.7% in the first nine months of fiscal 1999 from 7.8% in the first nine months of fiscal 1998 for the reason noted above and offset by the increase in amortization expense as a result of acquisitions. Excluding acquisitions completed in fiscal years 1999 and 1998, total operating expenses expressed as a percentage of total net sales and revenues would have been 7.3% in the first nine months of fiscal 1999.

INCOME FROM OPERATIONS. Income from operations increased $3.1 million, or 33.4%, to $12.3 million in the third quarter of fiscal 1999 from $9.2 million in the third quarter of fiscal 1998. The Company's operating margin increased to 6.2% in the third quarter of fiscal 1999 as compared to 5.6% in the third quarter of fiscal 1998. This increase is primarily due to the increase in the Company's gross margin.

Income from operations increased $6.4 million, or 25.7%, to $31.6 million in the first nine months of fiscal 1999 from $25.2 million in the first nine months of fiscal 1998. The Company's operating margin increased to 5.8% in the first nine months of fiscal 1999 as compared to 5.5% in the first nine months of fiscal 1998. This increase is primarily due to the increase in the Company's gross margin.

INTEREST EXPENSE. Interest expense increased 66.2%, to $1.2 million in the third quarter of fiscal 1999 from $0.7 million in the third quarter of fiscal 1998. This increase is primarily due to the Company's overall increase in debt borrowings in the third quarter of fiscal 1999. Interest expense was $2.8 million in the first nine months of fiscal 1999 as compared to $2.0 million in the first nine months of fiscal 1998. This increase in interest expense is primarily due to the Company's increase in overall debt borrowings in the first nine months of fiscal 1999.

INCOME TAXES. The Company's effective tax rate was 41.0% in the third quarter of fiscal 1999 compared to 37.0% in the third quarter of fiscal 1998. The adjustment to the effective tax rate in the third quarter of fiscal 1999 resulted in an overall effective tax rate of 40.1% for the first nine months of fiscal 1999. For the first nine months of fiscal 1999, the Company's effective tax rate was 40.1% as compared to 37.0% for the nine months of fiscal 1998.
During fiscal 1998, the Company's effective tax rate was reduced due to the availability of the Kentucky Jobs Development Act ("KJDA") credit pertaining to the initial eligible start-up costs component of the credit. For fiscal 1999, the Company's KJDA benefit will be reduced to the annual eligible lease payments component of the credit plus any carryforward from prior years.

NET INCOME. Net income increased $1.1 million, or 21.1%, to $6.5 million in the third quarter of fiscal 1999 from $5.4 million in the third quarter of fiscal 1998 due to the factors described above. Net income increased $2.6 million, or 17.7%, to $17.3 million in the first nine months of fiscal 1999 from $14.7 million in the first nine months of fiscal 1998 due to the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $27.3 million in the first nine months of fiscal 1999. Cash used in investing activities included $2.2 million for capital expenditures and $4.3 million for acquisitions. Cash provided by financing activities included $32.6 million of net borrowings on bank notes payable, $1.4 million from the exercise of stock options and related tax benefit and $1.2 million of net borrowings on notes payable.

In September 1999, the Company amended its existing credit facilities with Deutsche Financial Services Corp. ("DFS") to increase its consolidated borrowing ability from $120 million to $140 million. This credit facility, which expires July 14, 2000, provides a credit line for inventory financing and for accounts receivable financing. $20 million of the DFS credit facility is used by Pomeroy Select Integration Solutions, Inc., a wholly-owned subsidiary of the Company. Under the terms of the credit facility, the Company is prohibited from paying any cash dividends and is subject to various restrictive covenants. In addition, the Company has available a $12 million inventory financing facility with IBM Credit Corporation ("ICC").

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

Borrowings under the DFS accounts receivable portion of the credit facility carry a variable interest rate based on the prime rate less 125 basis points. At October 5, 1999, the amount outstanding, which included $4.9 million of overdrafts in accounts with a participant bank to the Company's credit facility, was $72.4 million at an interest rate of $7.0%.

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

     Third-Party Relationships. The failure of a supplier to deliver timely Year 2000 compliant products to our customers could jeopardize the Company's ability to meet obligations to customers. In addition, we may be liable for Year 2000 non-compliance of information technology products on which the Company performs services. The Company has completed a program to identify and resolve Year 2000 exposures from third parties. The Company is not aware of any significant Year 2000 exposure from a third party. Any failure of third parties with whom the Company has a business relationship to resolve Year 2000 problems with their products in a timely manner could materially adversely affect our business, financial condition or results of operations. The Company is also dependent on third party service providers, such as telephone companies, banks and insurance carriers.

     State of Readiness. The Company has completed testing of its principal information technology systems. The following is a list of all systems that the Company believes are Year 2000 compliant: primary file servers and applications; internal email servers and applications; internet email servers and applications; internet and intranet servers and applications; wide area data network components; sufficient workstation systems and applications at all locations; and phone systems and voice mail systems. Year 2000 compliant principal information technology systems were successfully installed in the third quarter of fiscal 1999, and final testing and migrations are being completed.

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

                        POMEROY COMPUTER RESOURCES, INC.

                           PART II - OTHER INFORMATION

Items  1  to  3     None

Item  4  None

Item  5  None

Item  6  Exhibits  and  Reports  on  Form  8-K

(a) Exhibits
-------------

        10(i)           Material Agreements

               (ii)(1)  Stock purchase agreement by,
                        between and among Thomas F.
                        Schneider and Rodney Leas and
                        Pomeroy Computer Resources, Inc.,
                        dated August 20, 1999.

               (ii)(2)  Subordinated Promissory Note issued
                        by Pomeroy Computer Resources,
                        Inc. to Thomas F. Schneider, dated
                        August 20, 1999.

               (ii)(3)  Subordinated Promissory Note issued
                        by Pomeroy Computer Resources,
                        Inc. to Rodney Leas, dated August 20,
                        1999.

               (ii)(4)  Agreement by and between Thomas
                        F. Schneider and Pomeroy Computer
                        Resources, Inc., dated August 20,
                        1999.

               (ii)(5)  Agreement by and between Rodney
                        Leas and Pomeroy Computer
                        Resources, Inc., dated August 20,
                        1999.

               (ii)(6)  Incentive Deferred Compensation Agreement by and between Pomeroy
                        Computer Resources, Inc. and
                        Thomas F. Schneider, dated August
                        20, 1999.

               (ii)(7)  Employment Agreement by and
                        between Pomeroy Computer
                        Resources, Inc. and Thomas F.
                        Schneider, dated August 20, 1999.

               (ii)(8)  Amendment to Business Credit and
                        Security Agreement by and among Deutsche Financial Services
                        Corporation, Pomeroy Computer
                        Resources, Inc. and Global
                        Technologies, Inc., dated September 1999.

               (ii)(9)  Business Credit and Security
                        Agreement between Pomeroy Select
                        Integration Solutions, Inc. and
                        Deutsche Financial Services
                        Corporation, dated January 6, 1999.


           11           Computation of Earnings per Share

           27           Financial Data Schedules

(b)  Reports  on  Form 8-K          On September 7, 1999, the Company filed a
                                    current report on Form 8-K announcing the execution of a definitive agreement whereby the Company acquired all the outstanding stock of Acme Data Systems, Inc.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    POMEROY  COMPUTER  RESOURCES,  INC.
                                    -----------------------------------
                                                (Registrant)



Date:  November 12, 1999            By:  /s/  Stephen  E.  Pomeroy
                                    ------------------------------
                                    Stephen  E.  Pomeroy
                                    Chief  Financial  Officer  and
                                    Chief  Accounting  Officer