Form 10-Q/A
period 1999-04-05
POMEROY COMPUTER RESOURCES INC
filed 1999-11-23
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1

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

For the first quarter of 1999, Pomeroy Select Integration Solutions, Inc.'s, a wholly-owned subsidiary, pro rata share of the selling, general and administrative expenses were not allocated in accordance with the administrative services agreement between the Company and the subsidiary. Therefore, reclassifications have been made to reflect the proper allocation of such expenses for the products and services segments. See Note 7 of the Notes to Consolidated Financial Statements for restated segment information. The Company's consolidated net income and earnings per share were unchanged as a result of these reclassifications.

                        POMEROY COMPUTER RESOURCES, INC.

                                TABLE OF CONTENTS




Part I.    Financial Information
           Item 1.                Financial Statements:                     Page
                                                                            ----

                                  Consolidated Balance Sheets as of           3
                                  January 5, 1999 and April 5, 1999

                                  Consolidated Statements of Income for       4
                                  the Quarters Ended April 5, 1998 and
                                                                      1999

                                  Consolidated Statements of Cash Flows       5
                                  for the Quarters Ended April 5, 1998 and
                                                                      1999

                                  Notes to Consolidated Financial             6
                                  Statements (restated as to Note 7 only)

           Item 2.                Management's Discussion and Analysis of     8
                                  Financial Condition and Results of
                                  Operations

Part II..  Other Information                                                 12

SIGNATURE                                                                    12

                                POMEROY COMPUTER RESOURCES, INC.

                                 CONSOLIDATED  BALANCE  SHEETS

(in thousands)                                                        January 5,   April 5,
                                                                         1999        1999
                                                                      -----------  ---------
ASSETS
Current assets:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     3,962  $   1,806
   Accounts and note receivable, less allowance of $598 and $559 at
      January 5, 1999 and April 5, 1999, respectively. . . . . . . .      164,991    162,460
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,333     38,965
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,084      2,786
                                                                      -----------  ---------
         Total current assets. . . . . . . . . . . . . . . . . . . .      204,370    206,017
                                                                      -----------  ---------
Equipment and leasehold improvements.. . . . . . . . . . . . . . . .       23,796     23,552
Less accumulated depreciation. . . . . . . . . . . . . . . . . . . .       10,323     10,475
                                                                      -----------  ---------
         Net equipment and leasehold improvements. . . . . . . . . .       13,473     13,077
                                                                      -----------  ---------
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,383     38,113
                                                                      -----------  ---------
         Total assets. . . . . . . . . . . . . . . . . . . . . . . .  $   254,226  $ 257,207
                                                                      ===========  =========

LIABILITIES & EQUITY
Current liabilities:
   Current portion of notes payable. . . . . . . . . . . . . . . . .  $     5,028  $   4,996
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .       78,817     71,905
   Bank notes payable. . . . . . . . . . . . . . . . . . . . . . . .       39,629     43,118
   Other current liabilities . . . . . . . . . . . . . . . . . . . .        9,532     12,494
                                                                      -----------  ---------
         Total current liabilities . . . . . . . . . . . . . . . . .      133,006    132,513
                                                                      -----------  ---------

Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,231      6,502

Equity:
   Preferred stock (no shares issued or outstanding) . . . . . . . .            -          -
   Common stock (11,707 and 11,751 shares issued and outstanding
      at January 5, 1999 and April 5, 1999, respectively). . . . . .          117        117
   Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .       64,394     63,488
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .       48,800     54,909
                                                                      -----------  ---------
                                                                          113,311    118,514
   Less treasury stock, at cost  (31 shares at January 5, 1999 and
      April 5, 1999) . . . . . . . . . . . . . . . . . . . . . . . .          322        322
                                                                      -----------  ---------
      Total equity . . . . . . . . . . . . . . . . . . . . . . . . .      112,989    118,192
                                                                      -----------  ---------
      Total liabilities and equity . . . . . . . . . . . . . . . . .  $   254,226  $ 257,207
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

                        POMEROY COMPUTER RESOURCES, INC.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED AS TO NOTE 7 ONLY)

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

7.     Segment  Information (restated)

Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)


                                 Quarter  Ended  April  5,  1998
                               -----------------------------------
                               Products   Services   Consolidated
                               ---------  ---------  -------------
Revenue                        $ 120,411  $  14,787  $     135,198
Income from operation              5,295      1,894          7,189
Total assets                     179,679     37,438        217,117
Capital expenditures               1,298        111          1,409
Depreciation and amortization        973        188          1,161


                              Quarter Ended April 5, 1999 (restated)
                               -----------------------------------
                               Products   Services   Consolidated
                               ---------  ---------  -------------
Revenue                        $ 141,669  $  22,255  $     163,924
Income from operation              4,225      4,847          9,072
Total assets                     205,976     51,231        257,207
Capital expenditures                 734        222            956
Depreciation and amortization      1,410        308          1,718

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

                                            POMEROY  COMPUTER  RESOURCES,  INC.
                                            ------------------------------------
                                                       (Registrant)


Date: November, 23, 1999                    By: /s/ Stephen E. Pomeroy
                                           -------------------------------------
                                            Stephen E. Pomeroy
                                           -------------------------------------
                                            Chief Financial Officer and Chief
                                            Accounting Officer