Form 10-Q/A
period 1999-07-05
POMEROY COMPUTER RESOURCES INC
filed 1999-11-23
CIK 883979

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

For the second quarter of 1999, Pomeroy Select Integration Solutions, Inc.'s, a wholly-owned subsidiary, pro rata share of the selling, general and administrative expenses were not allocated in accordance with the administrative services agreement between the Company and the subsidiary. Therefore, reclassifications have been made to reflect the proper allocation of such expenses for the products and services segments. See Note 7 of the Notes to Consolidated Financial Statements for restated segment information. The Company's consolidated net income and earnings per share were unchanged as a result of these reclassifications.


                                    1 of 18

                        POMEROY COMPUTER RESOURCES, INC.

                                TABLE OF CONTENTS


Part I.    Financial Information

Item 1. Financial Statements:                                              Page
                                                                           ----
         Consolidated Balance Sheets as of
         January 5, 1999 and July 5, 1999                                     3

         Consolidated Statements of Income for
         the Quarters Ended July 5, 1998 and 1999                             4

         Consolidated Statements of Income for
         the Six Months Ended July 5, 1998 and 1999                           5

         Consolidated Statements of Cash Flows
         for the Six Months Ended July 5, 1998 and 1999                       6

         Notes to Consolidated Financial
         Statements (restated as to Note 7 only)                              7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       10

Part II. Other Information                                                   14

SIGNATURE                                                                    18

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

7.     Segment  Information (restated)

Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                   Quarter Ended July 5, 1998
                               -----------------------------------
                               Products   Services   Consolidated
                               ---------  ---------  -------------
Revenues. . . . . . . . . . .  $ 142,062  $  16,781  $     158,843
Income from operations. . . .      6,603      2,189          8,792
Total assets. . . . . . . . .    169,267     39,409        208,676
Capital expenditures. . . . .        425         98            523
Depreciation and amortization      1,176        231          1,407

                              Quarter Ended July 5, 1999 (restated)
                               -----------------------------------
                               Products   Services   Consolidated
                               ---------  ---------  -------------
Revenues. . . . . . . . . . .  $ 161,703  $  25,145  $     186,848
Income from operations. . . .      5,704      4,610         10,314
Total assets. . . . . . . . .    228,403     48,720        277,123
Capital expenditures. . . . .        293        240            533
Depreciation and amortization      1,065        329          1,394

                                    8 of 18

                                  Six Months Ended July 5, 1998
                               -----------------------------------
                               Products   Services   Consolidated
                               ---------  ---------  -------------
Revenues. . . . . . . . . . .  $ 262,473  $  31,568  $     294,041
Income from operations. . . .     11,898      4,083         15,981
Total assets. . . . . . . . .    169,267     39,409        208,676
Capital expenditures. . . . .      1,723        209          1,932
Depreciation and amortization      2,149        419          2,568

                             Six Months Ended July 5, 1999 (restated)
                               -----------------------------------
                               Products   Services   Consolidated
                               ---------  ---------  -------------
Revenues. . . . . . . . . . .  $ 303,372  $  47,400  $     350,772
Income from operations. . . .      9,929      9,457         19,386
Total assets. . . . . . . . .    228,403     48,720        277,123
Capital expenditures. . . . .      1,027        462          1,489
Depreciation and amortization      2,475        637          3,112

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

                                    POMEROY COMPUTER RESOURCES, INC.
                                    --------------------------------
                                              (Registrant)



Date:  November 23, 1999         By: /s/ Stephen E. Pomeroy
                                     ----------------------
                                     Stephen E. Pomeroy
                                     Chief Financial Officer and
                                     Chief Accounting Officer

                                    18 of 18