Form 10-K
period 2000-01-05
POMEROY COMPUTER RESOURCES INC
filed 2000-03-31
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark  One)
(X)     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  fiscal  year  ended  January  5,  2000

                                       OR

(  )    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934  [NO  FEE  REQUIRED]

For  the  transition  period  from                  to
                                   ---------------     -----------------

                         Commission file number 0-20022

                        POMEROY COMPUTER RESOURCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                             31-1227808
--------                                                             ----------
(State or  other  jurisdiction                                (I.R.S.  Employer
of  incorporation or  organization)                        Identification  No.)

1020  Petersburg  Road,  Hebron,  Kentucky                                 41048
------------------------------------------                                 -----
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone number, including area code               (606) 586-0600
                                                                  --------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

Title  of  each  class                 Name of each exchange on which registered
----------------------                 -----------------------------------------
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

YES       X      NO
        ------        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock of the Registrant held by non affiliates was $158,536,975 as of February 29, 2000.

The number of shares outstanding of the Registrant's common stock as of February 29, 2000 was 11,916,164.

                       DOCUMENTS INCORPORATED BY REFERENCE


                         Part  of  Form  10-K  Into  Which Portions of Documents
Document                              Are  Incorporated


Definitive  Proxy  Statement  for  the  2000               Part  III
Annual Meeting of Stockholders to be Filed with the Securities and Exchange
Commission  prior  to  May  4,  2000.

                                POMEROY COMPUTER RESOURCES, INC.

                                           FORM 10-K

                                   YEAR ENDED JANUARY 5, 2000

                                       TABLE OF CONTENTS

PART I                                                                                 Page
                                                                                    -----------
Item 1.                       Business                                                        1

Item 2.                       Properties                                                      7
Item 3.                       Legal Proceedings                                               7
Item 4.                       Submission of Matters to a Vote of Security Holders             7


PART II
Item 5.                       Market for the Registrant's Common Stock and
                              Related Stockholder Matters                                     8
Item 6.                       Selected Financial Data                                         9
Item 7.                       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                            11
Item 8.                       Financial Statements and Supplementary Data                    13
Item 9.                       Disagreements on Accounting and Financial
                              Disclosures                                                    13

PART III
Item 10.                      Directors and Executive Officers of the Registrant             13
Item 11.                      Executive Compensation                                         13
Item 12.                      Security Ownership of Certain Beneficial Owners
                              and Management                                                 13
Item 13.                      Certain Relationships and Transactions                         13

PART IV
Item 14.                      Exhibits, Financial Statement Schedules and Reports
                              on Form 8-K                                                    14

SIGNATURES                    Chief Executive Officer, Chief Financial Officer and
                              Chief Accounting Officer                                       33

                              Directors                                                      33

Report of Independent
Certified Public Accountants                                                                 F-1

Financial Statements                                                                         F-2 to F-19

Exhibits


         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
         --------------------------------------------------------------

Certain of the matters discussed under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this document and in documents incorporated herein by reference, including, without limitation, those statements made in conjunction with the forward-looking statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the factors discussed under "Business - Certain Business Factors". All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

                                     PART I

ITEM  1.  BUSINESS

Pomeroy Computer Resources, Inc. (the "Company") is a Delaware Corporation organized in February 1992 to consolidate and reorganize predecessor companies. All of the predecessor companies were controlled by David B. Pomeroy, the Company's Chairman of the Board, President and Chief Executive Officer.

The Company's business is comprised of (1) the sale of a broad range of desktop computer equipment including hardware, software, and related products, and (2) the provision of information technology (IT) services which support such computer products, and (3) the provision of in-house leasing solutions for the Company's products and services customers. Prior to January 6, 1999, the Company (including its wholly-owned subsidiaries Global Combined Technologies, Inc., Pomeroy Computer Resources of South Carolina, Inc. ("PCR-SC") and Technology Integration Financial Services, Inc. ("TIFS")) operated the IT products and services business as a single integrated business. In December, 1998, the Company formed a new subsidiary, Pomeroy Select Integration Solutions, Inc. ("Pomeroy Select"), for the purpose of operating independently the IT services business previously operated by the Company other than procurement and configuration services which are directly related to the sale of products. On January 6, 1999, the Company transferred the assets, liabilities, business, operations and personnel comprising its IT services business (excluding procurement and configuration services) in exchange for 10 million shares of Class B common stock of Pomeroy Select. The separation of the IT services business is a part of the Company's ongoing strategy to expand its services revenue. In January 1999, Pomeroy Select filed an initial S-1 registration statement with the Securities and Exchange Commission (the "SEC") with respect to an initial public offering of its Class A Common Stock. Currently, this S-1 registration is on hold due to market conditions and there can be no assurance that Pomeroy Select will be able to consummate this public offering. In October 1999, the legal structure of the Company was changed for the purpose of increasing efficiencies. The Company formed the following wholly-owned subsidiaries: Pomeroy Computer Resources Holding Company, Inc. ("PCR Holding") and Pomeroy Computer Resources Sales Company, Inc. ("PCR Sales"). In addition, the Company formed Pomeroy Select Advisory Services, Inc. ("PSAS"), a wholly-owned subsidiary of Pomeroy Select, Acme Data Services, LLC ("Acme Data"), a wholly-owned subsidiary of PCR Sales, T.I.F.S. Advisory Services, Inc. ("TIFS Advisory"), a wholly-owned subsidiary of TIFS, and Pomeroy Computer Resources LLP ("PCR Ops"), a partnership between the Company and PCR Holding. PCR-SC and Global Combined Technologies, Inc. were merged into PCR Sales.

The Company now operates in three industry segments: products, services and leasing. The products segment is primarily engaged in the sale, and distribution of computers, hardware, software and related products. The Company offers products from an array of manufacturers including Cisco, Computer Associates, Compaq, Hewlett-Packard, IBM, Microsoft, Nortel Networks, Novell and 3Com Palm Computing. The services segment offers three categories of services: internetworking services, user support services and desktop management services. Internetworking services include project management; network design, integration, management, migration and support; and network infrastructure services. User support services include customized help desk services, internet-based training on many popular software packages, managed internet access, internet search engine deployment and video/teleconferencing services. Desktop management services include warranty and non-warranty repair and maintenance; a full range of install, move, add or change services; redeployment and mobile systems management; evaluation and tracking of information technology assets; and end-of-life services. The leasing segment primarily provides in house leasing services to the Company's products and services customers. The Company leases many types of equipment with the predominant focus on notebook and desktop personal computers, communication products and high powered servers.

The Company provides products and services primarily to large and medium sized corporate, health care, governmental, financial and educational customers. See
Note 17 of Notes to Consolidated Financial Statements for a presentation of segment information.

The Company's strategy for building shareholder value is to provide comprehensive solutions to improve the productivity of its clients' information technology systems. Key elements of the Company's strategy are: (1) to generate higher margin revenues by leveraging existing client relationships, (2) to expand service offerings particularly in the higher end services and networking areas, (3) to expand offerings and grow the customer base through strategic acquisitions, and (4) to maintain and enhance technical expertise by hiring and training highly qualified technicians and systems engineers.

The Company is an authorized dealer or reseller for the products of over 35 major vendors. The Company believes that its access to major vendors enables it to offer a wide range of products to meet the diverse requirements of its customers. However, the increasing demand for microcomputers has resulted in significant product supply shortages from time to time because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. As in the past, the Company expects to experience some difficulty in obtaining an adequate supply of products from its major vendors which has resulted, and may continue to result, in delays in completing sales. These delays have not had, and are not anticipated to have, a material adverse effect on the Company's results of operations. However, the failure to obtain adequate product supply could have a material adverse effect on the Company's results of operations.

The Company's sales are generated primarily by its 275 person direct sales and sales support personnel located in 31 regional offices in 14 states throughout the Southeast and Midwest United States. The Company's business strategy is to provide its customers with a complete package of personal computers and network infrastructure products, internetworking services and desktop management services. Internetworking services and support includes: including network architecture, consulting and design, network integration, network performance and capacity tuning, E-business architecture and implementation, designing and installing systems, training, maintaining and repairing hardware and software and brokering used equipment. In addition, the Company is in a position to offer standard leasing services and custom tailored leasing solutions for our customers. Leases generally range from twelve to thirty-six months. Coupled with the products and services segments, the Company has the ability to provide turnkey financial services with all components including equipment configuration, delivery, installation, maintenance, internet training, and de-installation services all included in a periodic payment. The Company believes that its ability to combine competitive pricing of computer hardware, software and related products with sophisticated higher margin services allows it to compete effectively against a variety of alternative microcomputer distribution channels, including independent dealers, superstores, mail order and direct sales by manufacturers. With many businesses seeking assistance to optimize their information technology investments and control ongoing costs throughout the life cycle of technology systems, the Company is using its resources to assist customers in their decision-making, project implementation and equipment and information management.

Most microcomputer products are sold pursuant to purchase orders. For larger procurements, the Company may enter into written contracts with customers. These contracts typically establish prices for certain equipment and services and require short delivery dates for equipment and services ordered by the customer. These contracts do not require the customer to purchase microcomputer products or services exclusively from the Company and may be terminated without cause upon 30 to 90 days notice. Most contracts are for a term of 12 to 24 months and, in order to be renewed, may require submission of a new bid in response to the customer's request for proposal. As of January 5, 2000, the Company has been awarded contracts which it estimates will result in an aggregate of approximately $156.3 million of net sales and revenues after January 5, 2000. Of this amount, the Company estimates that approximately $129.5 million of net sales and revenues will be generated in fiscal 2000. By comparison, as of January 5, 1999, the Company had been awarded contracts which it estimated would result in an aggregate of approximately $77.2 million of net sales and revenues after January 5, 1999. Of this amount, the Company estimated that $51.2 million of net sales and revenues would be generated during fiscal 1999 and the remainder would be generated after the end of fiscal 1999. The estimates of management could be materially less than stated as a result of factors which would cause one or more of these customers to order less product or services than is anticipated. Such factors include that the customer finds another supplier for the desired products at a lower price or on better terms, the internal business needs of the customer change causing the customer to require less or different products and services, or a significant change in technology or other industry conditions occurs which alters the customer's needs or timing of purchases.

The Company has also established relationships with industry leaders relating to its services segment including the authorization to perform warranty and non-warranty repair work for several vendors. In some cases, the authorization of Pomeroy Select to continue performing warranty work for a particular manufacturer's products is dependent upon the performance of the Company under a dealer agreement with that manufacturer. The Company's technical personnel currently have an aggregate of more than 200 Microsoft certifications, more than 300 Novell certifications, 34 Nortel Networks Specialist certifications, 16 Nortel Networks Expert certifications, 17 IBM Professional Service Expert certifications, 45 Compaq Accredited Systems Engineer certifications, 24 Hewlett -Packard Network Technical Professional certifications, 10 Citrix Certified Administrator certifications, 31 Cisco Certified Network Associates certifications, 1 Cisco Certified Network Professional certificate, 1 Cisco Certified Internetwork Expert certificate, 3 Cisco Certified Design Associates certifications, 4 Computer Associates Certified Unicenter Engineer certifications and one of each of the following advanced certifications: Protean Router, Network General Sniffer, Fore Systems and Oracle Advanced SQL.

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

The Company has initiated a program known as the Pomeroy Preferred Partner Program to better serve its customers. Through the program, the Company has the ability to focus on the group of manufacturers which it has deemed "best in class" through its research, customer feedback, and its experience in the industry. By focusing on these "preferred" manufacturers, the company is building mutual business commitments that will benefit the customers. Such benefits include access to favorable pricing, key decision-makers, better terms and conditions and enhanced sales and technical training.

In July 1999, the Company began participating in the newly established channel assembly program from IBM called Build from Parts Program ("BFP"). The objective of the BFP program is to achieve cost savings through lower finished goods inventory, higher inventory turns and lower price protection requirements, while passing cost savings on to customers and minimizing the direct marketers' pricing advantage. Since that date, the Company has assembled, tested, and performed various levels of custom configuration on over 30,000 units. The BFP Program is an evolutionary change to the successful IBM Authorized Assembler Program ("AAP"). The Company has been participating in the IBM channel assembly programs since September of 1997.

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

For fiscal years 1997, 1998 and 1999, sales of computer hardware, software, and related products were approximately $445.8 million, $554.0 million, $648.9 million respectively, and accounted for approximately 90.7%, 88.3% and 85.8% respectively, of the consolidated net sales and revenues of the Company. The Company's revenues from its service and support activities have grown over the last several years. For fiscal years 1997, 1998 and 1999, revenues from service and support activities were approximately $45.2 million, $72.5 million and $103.8 million respectively, and accounted for approximately 9.2%, 11.6% and 13.7% respectively, of the consolidated net sales and revenues of the Company. The Company's revenue from its leasing services has grown since its inception in 1997. For fiscal years 1997, 1998 and 1999, leasing revenues were approximately $0.5 million, $1.4 million and $4.0 million respectively, and accounted for approximately 0.1% for fiscal 1997 and 1998 and 0.5% for fiscal 1999 of the consolidated net sales and revenues of the Company.


COMPETITION

The microcomputer products, services and leasing market is highly competitive. Distribution has evolved from manufacturers selling directly to customers, to manufacturers selling to aggregators (wholesalers), resellers and value-added resellers. Competition, in particular the pressure on pricing, has resulted in industry consolidation. In the future, the Company may face fewer but larger competitors as a consequence of such consolidation. These competitors may have access to greater financial resources than the Company. In response to continuing competitive pressures, including specific price pressure from the direct telemarketing, internet and mail order distribution channels, the microcomputer distribution channel is currently undergoing segmentation into value-added resellers who emphasize advanced systems together with service and support for business networks, as compared to computer "superstores," who offer retail purchasers a relatively low cost, low service alternative and direct-mail suppliers which offer low cost and limited service. Certain superstores have expanded their marketing efforts to target segments of the Company's customer base, which could have a material adverse impact on the Company's operations and financial results. While price is an important competitive factor in the Company's business, the Company believes that its sales are principally dependent upon its ability to provide comprehensive customer support services. The Company's principal competitive strengths include: (i) quality assurance;
(ii) service and technical expertise, reputation and experience; (iii) competitive pricing of products through alternative distribution sources; (iv) prompt delivery of products to customers; (v) various financing alternatives;
(vi) ability to provide prompt responsiveness to customers services needs and to build performance guarantees into services contracts.

The Company competes for product sales directly with local, national and international distributors and resellers. In addition, the Company competes with microcomputer manufacturers that sell product through their own direct sales forces and to distributors. Although the Company believes its prices and delivery terms are competitive, certain competitors offer more aggressive hardware pricing to their customers.

The Company's services segment competes, directly and indirectly, with a variety of national and regional service providers, including services organizations of established computer product manufacturers, value-added resellers, systems integrators, internal corporate management information systems and, to a lesser extent, consulting firms, aggregators and distributors. The Company believes that the principal competitive factors for information technology services include technical expertise, the availability of skilled technical personnel, breadth of service offerings, reputation, financial stability and price. To be competitive, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continuing to enhance its service offerings and expand sales channels. Any pricing pressures, reduced margins or loss of market share resulting from the Company's failure to compete effectively could materially adversely affect its business.

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

The Company's leasing segment competes directly and indirectly with various lenders. Manufacturing competitors generally have their own leasing companies, which include private label services provided by other organizations. In addition, a number of independent finance companies have sales forces to originate leases, as well as alignment with manufacturers and resellers to provide private label leasing solutions. TIFS also competes with bank leasing companies. The Company believes its leasing segment competes successfully by providing flexible financing alternatives and offering turnkey solutions.

CERTAIN  BUSINESS  FACTORS

DEPENDENCE  ON  MAJOR  CUSTOMERS

During fiscal 1999, approximately 32.2% of the Company's total net sales and revenues were derived from its top 10 customers. No customer accounted for more than 10.0% of the Company's total net sales and revenues in fiscal 1999. In addition, no customer accounted for more than 10% of the Company's net sales and revenues for either the products or services segments in fiscal 1999.

RAPID  GROWTH

The Company has grown rapidly both internally and through acquisitions, and the Company intends to continue to pursue both types of growth opportunities as part of its business strategy. There can be no assurance that the Company will be successful in maintaining its rapid growth in the future. The Company expects that future growth will result from acquisitions in addition to continued
organic growth. In fiscal 1999, the Company completed two acquisitions and continues to evaluate expansion and acquisition opportunities that would complement its ongoing operations. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will be profitable at the time of their acquisition or will achieve levels of profitability that justify the investment therein. Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on the Company's reported operating results, diversion of management's attention, dependence on retaining, hiring and training key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's operations and financial results.

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

MANAGEMENT  INFORMATION  SYSTEM

The Company relies upon the accuracy and proper utilization of its management information system to provide timely distribution services, manage its inventory and track its financial information. To manage its growth, the Company is continually evaluating the adequacy of its existing systems and procedures. The Company completed its upgrade of its management information system to a year 2000 compliant version and no significant issues were encountered.

The Company anticipates that it will regularly need to make capital expenditures to upgrade and modify its management information system, including software and hardware, as the Company grows and the needs of its business change. There can be no assurance that the Company will anticipate all of the demands, which its expanding operations will place on its management information system. The occurrence of a significant system failure or the Company's failure to expand or successfully implement its systems could have a material adverse effect on the Company's operations and financial results.

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

INVENTORY  MANAGEMENT

The information technology industry is characterized by rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence. While most of the inventory stocked by the Company is for specific customer orders, inventory devaluation or obsolescence could have a material adverse effect on the Company's operations and financial results. Current industry practice among manufacturers is to provide price protection intended to reduce the risk of inventory devaluation, although such policies are subject to change at any time and there can be no assurance that such price protection will be available to the Company in the future. During fiscal 1999, many manufacturers reduced the number of days for which they provided price protection. Also, the Company currently has the option of returning inventory to certain manufacturers and distributors, subject to certain limitations. The amount of inventory that can be returned to manufacturers without a restocking fee varies under the Company's agreements and such return policies may provide only limited protection against excess inventory. There can be no assurance that new product developments will not have a material adverse effect on the value of the Company's inventory or that the Company will successfully manage its existing and future inventory. In addition, the Company stocks parts inventory for its services business. Parts inventory is more likely to experience a decrease in valuation as a result of technological change and obsolescence and price protection practices are not offered by manufacturers with respect to parts.

DEPENDENCE  ON  KEY  PERSONNEL

The success of the Company is dependent on the services of David B. Pomeroy, II, its Chairman of the Board, President and Chief Executive Officer, Stephen E. Pomeroy, Chief Financial Officer of the Company and Chief Executive Officer of Pomeroy Select, Victor Eilau, President of TIFS and other key personnel. The loss of the services of David Pomeroy, Stephen Pomeroy, Victor Eilau or other key personnel could have a material adverse effect on the Company's business. The Company maintains $1.0 million in key man life insurance insuring the life of David B. Pomeroy. In addition, the company maintains $700 thousand in key man life insurance insuring the life of Stephen E. Pomeroy and $500 thousand in key man life insurance insuring the life of Victor Eilau. The Company has entered into employment agreements with certain of its key personnel, including David B. Pomeroy, Stephen E. Pomeroy and Victor Eilau. The Company's success and plans for future growth will also depend on its ability to attract and retain highly skilled personnel in all areas of its business.

EMPLOYEES

As of January 5, 2000, the Company had 1,843 full-time employees consisting of the following: 1,041 technical personnel; 275 direct sales representatives and sales support personnel; 100 management personnel; and 427 administrative and distribution personnel. The Company has no collective bargaining agreements and believes its relations with its employees are good.

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

During fiscal 1999, the Company completed two acquisitions. The total consideration given consisted of $4.2 million in cash, subordinated notes of $2.6 million and 39 thousand unregistered shares of the Company's common stock with an approximate value of $0.6 million. Interest on the subordinated notes is payable quarterly. Principal in the amount of $0.6 million is payable in full on the anniversary date of closing and the $2.0 million of principal is payable in equal annual installments over a period of two years.

The Company is currently engaged in preliminary discussions with potential acquisition candidates. Although it has no binding commitments to acquire such candidates, management believes that the Company may acquire one or more of these candidates in the future.


ITEM  2.  PROPERTIES

The Company's principal executive offices and distribution facility comprised of approximately 36,000 and 161,417 square feet of space, respectively are located in Hebron, Kentucky. These facilities are leased from Pomeroy Investments, LLC ("Pomeroy Investments"), a Kentucky limited liability company controlled by David B. Pomeroy, II, Chief Executive Officer of the Company, under a ten year triple-net lease agreement which expires in May 2006. The lease agreement provides for 2 five year renewal options. During fiscal 1999, Pomeroy Investments entered into a contract to begin construction of an additional 22,000 square feet of executive office space. Although the Company has not formally entered into an amended lease agreement with Pomeroy Investments, the Company's Board of Directors has approved the transaction and the Company is expected to sign an amended lease agreement which shall provide for a new ten year, triple-net lease upon the completion of the construction. It is anticipated that the construction will be complete and the amended lease will be effective in the summer of 2000 .

The Company also has noncancelable operating leases for its regional offices, expiring at various dates between 2000 and 2008. The Company believes there will be no difficulty in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space. In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used. The Company does not own any real property.


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

                        1998                  1999
                 -------------------  --------------------
                 High          Low     High          Low
                -----         ------  ------        ------
First Quarter   $25.25        $15.25  $23.13        $11.50
Second Quarter  $27.75        $20.38  $15.00        $11.50
Third Quarter   $28.31        $11.00  $16.63        $10.75
Fourth Quarter  $22.63        $10.88  $13.88        $ 9.56

As of February 29, 2000, there were approximately 450 holders of record of the Company's common stock.

Dividends
---------
The Company has not paid any cash dividends since its organization and the completion of its initial public offering. The Company has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends are restricted under the Company's current borrowing agreement.

ITEM  6.  SELECTED  FINANCIAL  DATA

                                                           SELECTED FINANCIAL DATA
                                                     (In thousands, except per share data)

                                                   For  the  Fiscal  Years  Ended  January  5,
                                             -------------------------------------------------------
                                               1996      1997(1)    1998(2)   1999 (4,5)    2000(7)
                                             ---------  ---------  ---------  -----------  ---------
Consolidated Statement of Income Data:
Net sales and revenues. . . . . . . . . . .  $230,710   $336,358   $491,448   $  627,928   $756,757
Cost of sales and service  (6). . . . . . .   203,025    291,033    426,742      543,764    652,503
                                             ---------  ---------  ---------  -----------  ---------
Gross profit. . . . . . . . . . . . . . . .    27,685     45,325     64,706       84,164    104,254

Operating expenses:
Selling, general and administrative . . . .    17,396     25,895     33,918       43,689     52,216
Depreciation and amortization . . . . . . .     1,004      2,561      3,940        5,377      6,527
                                             ---------  ---------  ---------  -----------  ---------
Total operating expenses. . . . . . . . . .    18,400     28,456     37,858       49,066     58,743

Income from operations. . . . . . . . . . .     9,285     16,869     26,848       35,098     45,511

Other expense (income):
Interest expense. . . . . . . . . . . . . .     1,999      2,170        974        2,670      3,858
Litigation settlement and related costs (3)         -      4,392          -            -          -
Miscellaneous . . . . . . . . . . . . . . .       (64)      (221)        54         (140)       (93)
                                             ---------  ---------  ---------  -----------  ---------
Total other expense.. . . . . . . . . . . .     1,935      6,341      1,028        2,530      3,765

Income before income taxes. . . . . . . . .     7,350     10,528     25,820       32,568     41,746

Income tax expense. . . . . . . . . . . . .     2,983      4,296      9,507       12,409     16,864
                                             ---------  ---------  ---------  -----------  ---------
Net income. . . . . . . . . . . . . . . . .  $  4,367   $  6,232   $ 16,313   $   20,159   $ 24,882
                                             =========  =========  =========  ===========  =========

Earnings per common share (diluted) . . . .  $   0.73   $   0.77   $   1.44   $     1.72   $   2.11

Consolidated Balance Sheet Data:
Working capital . . . . . . . . . . . . . .  $ 10,340   $ 27,203   $ 63,028   $   71,364   $ 61,126
Long-term debt, net of current maturities .       100      2,189      1,434        8,231      6,971
Equity. . . . . . . . . . . . . . . . . . .    19,200     46,593     88,777      112,989    140,221
Total assets. . . . . . . . . . . . . . . .    63,985    121,380    167,264      254,226    333,141

1)   During fiscal 1996, the Company  acquired the assets of The Computer Supply
     Store  and  Communication  Technology,   Inc.  See  Note  12  of  Notes  to
     Consolidated Financial Statements.

2) During fiscal 1997, the Company acquired the assets of Magic Box, Micro Care and The Computer Store. See Note 12 of Notes to Consolidated Financial Statements.

3) Fiscal year 1996 reflects the Vanstar litigation settlement and related costs of $4,392. Without this charge, net income would have been $8,845 and diluted earnings per common share would have been $1.09.

4) During Fiscal 1998, the Company acquired the assets of Commercial Business Systems, Inc., Access Technologies, Inc. and all of the outstanding stock of Global Combined Technologies, Inc. See Note 12 of Notes to Consolidated Financial Statements.

5) During the fourth quarter of fiscal 1998, the Company's results include an after tax charge of $681 ($0.06 per diluted share) related to the uncollectibility of certain vendor warranty claims. Exclusive of this charge, diluted earnings per share for fiscal 1998 would have been $1.78.

6) During the first quarter of fiscal 1999, the Company changed the classification of services' labor costs. The Company now classifies direct costs of service personnel in cost of sales and service; previously, such costs were included in selling, general and administrative expenses. Prior periods have been reclassified to conform with the current year's presentation.

7) During fiscal 1999, the Company acquired certain assets of Systems Atlanta Commercial Systems, Inc. and all the outstanding stock of Acme Data Systems, Inc. See Note 12 of Notes to Consolidated Financial Statements.

QUARTERLY  RESULTS  OF  OPERATIONS  (in  thousands,  except  per  share  data)

The following table sets forth certain unaudited operating results of each of the eight prior quarters. This information is unaudited, but in the opinion of management includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations of such periods.

                                            Fiscal  1999
                             --------------------------------------------
                              First      Second        Third      Fourth
                             Quarter   Quarter(1)   Quarter(2)   Quarter
                             --------  -----------  -----------  --------
Net sales and revenues       $163,924     $186,848     $197,090  $208,895
Gross Profit (6)             $ 22,859     $ 23,708     $ 27,055  $ 30,632
Net income                   $  5,068     $  5,680     $  6,532  $  7,602
Earnings per common share:
Basic                        $   0.43     $   0.49      $  0.56  $   0.65
Diluted                      $   0.43     $   0.48      $  0.55  $   0.65

                                           Fiscal  1998
                             ----------------------------------------------
                                First      Second    Third       Fourth
                             Quarter(3)   Quarter   Quarter   Quarter(4,5)
                             -----------  --------  --------  -------------
Net sales and revenues          $135,198  $158,843  $163,790  $170,097
Gross Profit (6)                $ 17,763  $ 20,778  $ 22,297  $ 23,326
Net income                      $  4,277  $  5,008  $  5,393  $  5,481
Earnings per common share:
Basic                           $   0.38  $   0.44  $   0.47  $   0.48
Diluted                         $   0.37  $   0.42  $   0.46  $   0.47

1) During the second quarter of fiscal 1999, the Company acquired certain assets of Systems Atlanta Commercial Systems, Inc. See Note 12 of Notes to Consolidated Financial Statements.

2) During the third quarter of fiscal 1999, the Company acquired all the outstanding stock of Acme Data Systems, Inc. See Note 12 of Notes to Consolidated Financial Statements.

3) During the first quarter of fiscal 1998, the Company acquired certain assets of Commercial Business Systems, Inc. and all of the outstanding stock of Global Combined Technologies, Inc. See Note 12 of Notes to Consolidated Financial Statements.

4) During the fourth quarter of fiscal 1998, the Company acquired certain assets of Access Technologies, Inc. See Note 12 of Notes to Consolidated Financial Statements.

5) During the fourth quarter of fiscal 1998, the Company's results include an after tax charge of $681 ($0.06 per diluted share) related to the uncollectibility of certain vendor warranty claims. Exclusive of this charge, basic earnings per share and diluted earnings per share in the fourth quarter would have been $0.54 and $0.53, respectively.

6) During the first quarter of fiscal 1999, the Company changed the classification of services' labor costs. The Company now classifies direct costs of service personnel in cost of sales and service; previously, such costs were included in selling, general and administrative expenses. Prior periods have been reclassified to conform with the current year's presentation.

ITEM  7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FISCAL  YEAR  1999  COMPARED  TO  FISCAL  YEAR  1998

Total Net Sales and Revenues. Total net sales and revenues increased $128.9 million, or 20.5%, to $756.8 million in fiscal 1999 from $627.9 million in fiscal 1998. This increase was attributable to an increase in sales to existing and new customers and to acquisitions completed in fiscal years 1999 and late 1998. This increase reflects an increase in sales volume; however, unit selling prices have declined in fiscal 1999 as compared to fiscal 1998. Excluding acquisitions completed in fiscal years 1999 and late 1998, total net sales and revenues increased 12.8%.

Products and leasing sales increased $97.6 million, or 17.6%, to $653.0 million in fiscal 1999 from $555.4 million in fiscal 1998. Excluding acquisitions completed in fiscal years 1999 and late 1998, products and leasing sales increased 10.9%. Services revenues increased $31.3 million, or 43.2%, to $103.8 million in fiscal 1999 from $72.5 million in fiscal 1998. Excluding acquisitions completed in fiscal years 1999 and late 1998, service revenues increased 27.4%.

Gross Profit. Gross profit margin was 13.8% in fiscal 1999 compared to 13.4% in fiscal 1998. The Company improved its gross margin by increasing the volume of higher-margin services revenues which offset a decrease in products gross margins and the growth in products sales. Services revenues increased to 13.7% of total net sales and revenues in fiscal 1999 compared to 11.6% of total net sales and revenues in fiscal 1998. Factors that may have an impact on gross margin in the future include the percentage of equipment sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

Operating Expenses. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues decreased to 6.9% in fiscal 1999 from 7.0% for fiscal 1998. This decrease is primarily due to the growth in net sales and revenues exceeding the growth in selling, general and administrative expenses. Total operating expenses expressed as a percentage of total net sales and revenues was 7.8% in fiscal 1999 and 1998.

Income from Operations. Income from operations increased $10.4 million, or 29.6%, to $45.5 million in fiscal 1999 from $35.1 million in fiscal 1998. The Company's operating margin increased to 6.0% in fiscal 1999 from 5.6% in fiscal 1998 due to the increase in gross profit.

Interest Expense. Total interest expense increased $1.2 million, or 44.4%, to $3.9 million in fiscal 1999 from $2.7 million in fiscal 1998. This increase is primarily related to higher average borrowings during fiscal 1999 as a result of higher working capital requirements.

Income Taxes. The Company's effective tax rate was 40.4% in fiscal 1999 compared to 38.1% in fiscal 1998. During fiscal 1998, the Company's effective tax rate was reduced due to the availability of the Kentucky Jobs Development Act ("KJDA") credit pertaining to the initial start-up costs component of the credit. For fiscal 1999, the Company's KJDA benefit was reduced to the annual eligible lease payments component of the credit plus any carryforward from prior years. In addition, this increase is the result of an increase in taxable income in states which have higher tax rates.

Net Income. Net income increased $4.7 million, or 23.3%, to $24.9 million in fiscal 1999 from $20.2 million in fiscal 1998. The increase was a result of the factors described above.


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

Products and leasing sales increased $109.2 million, or 24.5%, to $555.4 million in fiscal 1998 from $446.2 million in fiscal 1997. Excluding acquisitions completed in fiscal years 1998 and 1997, products and leasing sales increased 5.9%. Services revenues increased $27.3 million, or 60.4%, to $72.5 million in fiscal 1998 from $45.2 million in fiscal 1997. Excluding acquisitions completed in fiscal years 1998 and 1997, service revenues increased 47.4%. Services revenues include all of the IT services transferred to Pomeroy Select on January 6, 1999 plus the configuration services retained by the Company.

Gross Profit. Gross profit margin was 13.4% in fiscal 1998 compared to 13.2% in fiscal 1997. The Company improved its gross margin by increasing the volume of higher-margin services revenues which offset a decrease in products gross margins, the growth in products sales and the write-off of $1.1 million of vendor receivables related to parts returned and warranty work performed prior to fiscal 1998. Services revenues increased to 11.6% of total net sales and revenues in fiscal 1998 compared to 9.2% of total net sales and revenues in fiscal 1997. The write-offs were primarily due to internal reporting and tracking problems. Prior to fiscal 1998, the Company's tracking and control of reimbursements due from vendors was performed manually. The Company's ability to organize and retain the support documentation for warranty claims, as well as its collection efforts, was hindered due to the manual nature of the reporting and tracking processes. Beginning in January 1998, the Company automated its processes for recording and tracking warranty claims, substantially reducing the tracking and follow up issues which existed under the manual system. As a result of the changes to these processes, the Company anticipates that the write-offs pertaining to vendor receivables as a percentage of total vendor receivables will decrease in the future. Factors that may have an impact on gross margin in the future include the percentage of equipment sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

Operating Expenses. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues increased to 7.0% in fiscal 1998 from 6.9% for fiscal 1997. This increase is primarily attributable to the investment made in technical personnel during the first nine months of fiscal 1998 to generate the increase in service revenues. This trend declined during the fourth quarter of fiscal 1998 as the Company achieved greater billable personnel utilization. Total operating expenses expressed as a percentage of total net sales and revenues increased to 7.8% in fiscal 1998 from 7.7% in fiscal 1997 due to the factor described above.

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


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Cash used in operating activities was $26.7 million in fiscal 1999. Cash used in investing activities was $8.9 million which included $4.2 million for acquisitions and $4.7 million for capital expenditures. Cash provided by financing activities was $33.3 million which included $29.2 million of net proceeds from bank notes payable, $2.3 million of net proceeds under notes payable, $1.5 million from the exercise of stock options and the related tax benefit, and $0.3 million proceeds from the employee stock purchase plan.

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At January 5, 2000, these lines of credit totaled $72.0 million, including $60.0 million with Deutsche Financial Services ("DFS") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the DFS floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on either thiry-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company's financing of receivables is provided through a portion of its credit facility with DFS. The credit facility provides a credit line of $80.0 million for accounts receivable financing. The accounts receivable portion of the credit facility carries a variable interest rate based on the prime rate less 125 basis points. At January 5, 2000, the amount outstanding was $49.9 million, including $19.1 million of overdrafts on the Company's books in accounts at a participant bank on the credit facility, which was at an interest rate of 7.25%. The overdrafts were subsequently funded through the normal course of business. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants.

During fiscal 1999, the Company increased the leasing activity through its wholly-owned leasing subsidiary, TIFS. This increased leasing activity for fiscal 1999 resulted in increased borrowings and resultant interest expense under the Company's credit facility with DFS. Further increases in leasing operations could impact one or more of total net sales and revenues, gross margin, operating income, net income, total debt and liquidity, depending on the amount of leasing activity and the types of leasing transactions. The funding of the Company's net investment in sales-type leases is provided by various financial institutions primarily on a nonrecourse basis.

The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company's capital requirements for the next twelve months. Historically, the Company has financed acquisitions using a combination of cash, earn outs, shares of its Common Stock and seller financing. The Company anticipates that future acquisitions will be financed in a similar manner.

                                      OTHER

Year  2000  Issues

The Company experienced no technology-related problems upon the arrival of January 1, 2000, nor was there any disruption to the business. During the year leading up to January 1, 2000, the Company implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications would function properly beyond 1999. The program was successfully completed during 1999. The cost of the program was not significant other than the time spent by the Company's own personnel. The Company will continue to monitor all critical systems for the appearance of delayed complications or disruptions and problems encountered through suppliers, customers and other third parties with whom the Company deals. Although these and other unanticipated Year 2000 issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to anticipate the extent of impact at this time.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Registrant hereby incorporates the financial statements required by this item by reference to Item 14 hereof.

ITEM  9.  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

None

                                    PART III
ITEMS  10-13.

The Registrant hereby incorporates the information required by Form 10-K, Items 10-13 by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of shareholders which will be filed with the Commission prior to May 4, 2000.

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     The  following  documents  are  filed  as  a  part  of  this  report:

                                                          1999 Form
                                                          10-K Page
                                                         -----------

1.   Financial Statements:

     Report of Independent Certified Public Accountants      F-1

     Consolidated Balance Sheets,
     January 5, 1999 and January 5, 2000                 F-2 to F-3

     For each of the three fiscal years in
     The period ended January 5, 2000:

     Consolidated Statements of Income                       F-4

     Consolidated Statements of Cash Flows                   F-5

     Consolidated Statements of Equity                       F-6

     Notes to Consolidated Financial Statements          F-7 to F-19

2.   Financial Statement Schedules:

     None

                                                                                 FILED HEREWITH
                                                                                 (PAGE #) OR
                                                                                 INCORPORATED
3. EXHIBITS                                                                         BY REFERENCE TO:
-----------                                                                      ----------------------------------


3(a)                 Certificate of Incorporation of the Company                 Exhibit 3(a) of Company's
                                                                                 Form S-1 filed Feb. 14, 1992


3(b)                 Bylaws of the Company                                       Exhibit 3(a) of Company's
                                                                                 Form S-1 filed Feb. 14, 1992

4                    Rights Agreement between the Company and The                Exhibit 4 of Company's  Form
                     Fifth Third Bank, as Rights Agent dated as of               8-K filed February 23, 1998
                     February 23,1998


10(i)                Material Agreements

             (b)(1)  Agreement for Wholesale Financing (Security                 Exhibit 10(i)(b)(1) of
                     Agreement) between IBM Credit Corporation and               Company's Form 10-K filed
                     the Company dated April 2, 1992                             April 7, 1994

             (b)(2)  Addendum to Agreement for Wholesale Financing               Exhibit 10(i)(b)(2) of
                     between IBM Credit Corporation and the                      Company's Form 10-K filed
                     Company dated July 7, 1993                                  April 7, 1994

             (c)(1)  Agreement for Wholesale Financing (Security                 Exhibit 10(i)(c)(1) of
                     Agreement) between ITT Commercial Finance                   Company's Form 10-K filed
                     Corporation and the Company dated March 27, 1992            April 7, 1994

             (c)(2)  Addendum to Agreement for Wholesale Financing               Exhibit 10(i)(c)(2) of
                     between ITT Commercial Finance Corporation                  Company's Form 10-K filed
                     and the Company dated July 7, 1993                          April 7, 1994

             (c)(3)  Amendment to Agreement for Wholesale                        Exhibit 10(i)(c)(3) of
                     Financing between Deutsche Financial Services               Company's Form 10-Q filed
                     f/k/a ITT Commercial Finance Corporation and the            May 18, 1995
                     Company dated May 5, 1995.

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

             (d)(2)  Lease between the Company and TCSS dated                    Exhibit 10.48 of Company's
                     March 15, 1996                                              Form S-1 filed June 4, 1996

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

             (d)(4)  Registration Rights Agreement between the                   Exhibit 10.50 of Company's
                     Company and TCSS dated March 14, 1996                       Form S-1 filed June 4, 1996

             (d)(5)  Employment Agreement between the Company                    Exhibit 10.51 of Company's
                     and Richard Feaster dated March 14, 1996                    Form S-1 filed June 4, 1996

             (d)(6)  Employment Agreement between the Company                    Exhibit 10.52 of Company's
                     and Victoria Feaster dated March 14, 1996                   Form S-1 filed June 4, 1996

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

             (j)(1)  Purchase Agreement between the Company and                  Exhibit 10.86 of Company's
                     First of Michigan Corporation dated March 28, 1996          Form S-1 filed June 4, 1996

             (j)(2)  Purchase Agreement between the Company and                  Exhibit 10.87 of Company's
                     John C. Donnelly dated March 28, 1996                       Form S-1 filed June 4, 1996

             (j)(3)  Purchase Agreement between the Company and                  Exhibit 10.88 of Company's
                     Dan B. French dated March 28, 1996                          Form S-1 filed June 4, 1996

             (j)(4)  Purchase Agreement between the Company and                  Exhibit 10.89 of Company's
                     James C. Penman dated March 28, 1996                        Form S-1 filed June 4, 1996

                (l)  Covenant not to Compete between the Company                 Exhibit 10(i)(l)(2) of
                     and Richard C. Mills dated July 7, 1993                     Company's Form 10-K filed
                                                                                 April 7, 1994

             (m)(1)  Asset Purchase Agreement among the Company,                 Exhibit 10.5 of Company's
                     AA Microsystems, Inc. and Stuart Raburn dated               Form S-3 filed January 3, 1997
                     August 2, 1996

             (m)(2)  Promissory Note dated August 2, 1996 of the                 Exhibit 10.6 of Company's
                     Company in favor of AA Microsystems, Inc.                   Form S-3 filed January 3, 1997

             (n)(1)  Lease between Crown Development Group and                   Exhibit 10(i)(n) of Company's
                     the Company for 3740 St. Johns Bluff Road, Suite            Form 10-K filed March 31, 1993
                     19, Jacksonville, FL dated September 17, 1992

             (n)(2)  Amendment to Lease between Crown                            Exhibit 10(i)(n)(2) of
                     Development Group and the Company for 3740                  Company's Form 10-K filed
                     St. Johns Bluff Road, Suite 19, Jacksonville, FL            April 4, 1996
                     dated December 11, 1995

             (p)(1)  Remarketing and Agency Agreement (the                       Exhibit 10(i)(p)(1) of
                     "Remarketing Agreement") between Information                Company's Form S-1 filed
                     Leasing Corporation and the Company dated January 7, 1990   Feb. 14, 1992

             (p)(2)  Amendment No. 1 to the Remarketing Agreement                Exhibit 10(i)(p)(2) of
                     dated November 12, 1991                                     Company's Form S-1 filed
                                                                                 Feb. 14, 1992

             (p)(3)  Letter, dated February 2, 1994, extending term of           Exhibit 10(i)(p)(3) of
                     Remarketing Agreement to May 1, 1996                        Company's Form 10-K filed
                                                                                 April 4, 1996

             (p)(4)  Amendment No. 2 to the Remarketing Agreement                Exhibit 10(i)(p)(4) of
                     dated October 10, 1995                                      Company's Form 10-K filed
                                                                                 April 4, 1996

                (q)  Lease between Athens Properties and the                     Exhibit 10(i)(q) of Company's
                     Company for Crosspark Drive, Knoxville, TN dated            Form 10-K filed April 4, 1996
                     October 31, 1995


             (r)(1)  Asset Purchase Agreement among the Company,                 Exhibit 10.7 of Company's
                     Communications Technology, Inc. d/b/a DILAN                 Form S-3 filed January 3, 1997
                     and Robert Martin dated October 11, 1996

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

               (t1)  Asset Purchase Agreement among the Company                  Exhibit 10(i)(t)(1) of
                     and Magic Box, Inc. dated June 26, 1997                     Company's Form 10-Q filed
                                                                                 August 11, 1997

             (t)(2)  Employment Agreement between the Company                    Exhibit 10(i)(t)(2) of
                     and Israel Fintz, dated June 26, 1997                       Company's Form 10-Q filed
                                                                                 August 11, 1997

             (t)(3)  Incentive Deferred Compensation Agreement                   Exhibit 10(i)(t)(3) of
                     between the Company and Israel Fintz, dated                 Company's Form 10-Q filed
                     June 26, 1997                                               August 11, 1997

             (t)(4)  Employment Agreement between the Company                    Exhibit 10(i)(t)(4) of
                     and Allison Sokol, dated June 26, 1997                      Company's Form 10-Q filed
                                                                                 August 11, 1997

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

            (t)(14)  Non Compete Agreement between the Company                   Exhibit 10(i)(t)(14) of
                     and Israel Fintz, dated June 26, 1997                       Company's Form 10-Q filed
                                                                                 August 11, 1997

            (t)(15)  Non Compete Agreement between the Company                   Exhibit 10(i)(t)(15) of
                     and Allison Sokol, dated June 26, 1997                      Company's Form 10-Q filed
                                                                                 August 11, 1997

            (t)(16)  Non Compete Agreement between the Company                   Exhibit 10(i)(t)(16) of
                     and Marvin Rosen, dated June 26, 1997                       Company's Form 10-Q filed
                                                                                 August 11, 1997

            (t)(17)  Non Compete Agreement between the Company                   Exhibit 10(i)(t)(17) of
                     and M. Ronald Krongold, dated June 26, 1997                 Company's Form 10-Q filed
                                                                                 August 11, 1997

            (t)(18)  Non Compete Agreement between the Company                   Exhibit 10(i)(t)(18) of
                     and Magic Box, Inc., dated June 26, 1997                    Company's Form 10-Q filed
                                                                                 August 11, 1997

                (u)  Lease between NWI Airpark L.P. and the                      Exhibit 10(i)(u) of Company's
                     Company for 717 Airpark Center Drive, Nashville,            Form 10-K filed April 4, 1995
                     TN dated February 24, 1994

             (v)(1)  Promissory Note dated May 30, 1997 by and                   Exhibit 10(i)(v)(1) of
                     among Star Bank, N.A., the Company and                      Company's Form 10-Q filed
                     Pomeroy Computer Leasing Company, Inc.                      August 11, 1997

             (v)(2)  Loan Agreement dated October 31,1997 between                Exhibit 10(i)(v)(2) of
                     The Fifth Third Bank of Northern Kentucky, Inc.             Company's Form 10-K filed
                     and Technology Integration Financial Services,              April 5, 1998
                     Inc.

             (v)(3)  Guarantor Agreement dated October 31,1997                   Exhibit 10(i)(v)(3) of
                     between Pomeroy Computer Resources, Inc and                 Company's Form 10-K filed
                     The Fifth Third Bank of Northern Kentucky, Inc.             April 5, 1998

             (v)(4)  Addendum 1 to Guarantor Agreement dated                     Exhibit 10(i)(v)(4) of
                     October 31,1997 between Pomeroy Computer                    Company's Form 10-K filed
                     Resources, Inc and The Fifth Third Bank of                  April 5, 1998
                     Northern Kentucky, Inc.

             (v)(5)  Assignment Agreement between dated October                  Exhibit 10(i)(v)(5) of
                     31,1997 between The Fifth Third Bank of Northern            Company's Form 10-K filed
                     Kentucky, Inc. and Technology Integration                   April 5, 1998
                     Financial Services, Inc.

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

             (w)(1)  Non Compete Agreement between the Company                   Exhibit 10(i)(w)(1) of
                     and Microcare Computer Services, Inc., dated                Company's Form 10-Q filed
                     July 24, 1997                                               November 10, 1997

             (w)(2)  Non Compete Agreement between the Company                   Exhibit 10(i)(w)(2) of
                     and Microcare, Inc., dated July 24, 1997                    Company's Form 10-Q filed
                                                                                 November 10, 1997

             (w)(3)  Assignment and Assumption Agreement between                 Exhibit 10(i)(w)(3) of
                     the Company, and Microcare Computer Services,               Company's Form 10-Q filed
                     Inc., and Microcare Inc., dated July 24, 1997               November 10, 1997

             (w)(4)  Assumption of Liabilities Agreement between the             Exhibit 10(i)(w)(4) of
                     Company, and Microcare Computer Services, Inc.,             Company's Form 10-Q filed
                     and Microcare Inc.,  dated July 24, 1997                    November 10, 1997

             (w)(5)  Non Compete Agreement between the Company,                  Exhibit 10(i)(w)(5) of
                     and Robert L. Versprille, dated July 24, 1997               Company's Form 10-Q filed
                                                                                 November 10, 1997

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


            (w)(12)  Asset Purchase Agreement between the                        Exhibit 10(i)(w)(12) of
                     Company, and  Microcare Computer Services,                  Company's Form 10-Q filed
                     Inc., Microcare Inc., and Robert L. Versprille              November 10, 1997
                     dated July 24, 1997

            (w)(13)  Employment Agreement between the Company                    Exhibit 10(i)(w)(13) of
                     and Robert L. Versprille, dated July 24, 1997               Company's Form 10-Q filed
                                                                                 November 10, 1997

                (x)  Lease between the Company and Pomeroy                       Exhibit 10(i)(x) of Company's
                     Investments, LLC for buildings at Airpark                   Form 10-Q filed November 17, 1995
                     International dated September 5, 1995

                (y)  Lease between the Company and New England                   Exhibit 10(i)(y) of Company's
                     Mutual Life Insurance Company for building at               Form 10-Q filed November 17, 1995
                     Lexington Business Center dated October 4, 1995

             (z)(1)  Asset Purchase Agreement between the                        Exhibit 10(i)(z)(1) of
                     Company and Cabling Unlimited, Inc. dated                   Company's Form 10-K filed
                     October 13, 1995                                            April 4, 1996

             (z)(2)  Agreement between Cabling Unlimited, Inc. and               Exhibit 10(i)(z)(2) of
                     the Company dated October 13, 1995                          Company's Form 10-K filed
                                                                                 April 4, 1996

             (z)(3)  Agreement between Karen Epperson and the                    Exhibit 10(i)(z)(3) of
                     Company dated October 13, 1995                              Company's Form 10-K filed
                                                                                 April 4, 1996

             (z)(4)  Employment Agreement between Karen Epperson                 Exhibit 10(i)(z)(4) of
                     and the Company dated October 13, 1995                      Company's Form 10-K filed
                                                                                 April 4, 1996

             (z)(5)  Assumption of Liabilities between Cabling                   Exhibit 10(i)(z)(5) of
                     Unlimited, Inc. and the Company dated                       Company's Form 10-K filed
                     October 13, 1995                                            April 4, 1996

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


            (cc)(7)  Guaranty of Employment Agreement dated                      Exhibit (10)(i)(cc)(7) of
                     October 17,1997 between Pomeroy Computer                    Company's Form 10-K filed
                     Resources of South Carolina, Inc. and Authur M.             April 5,1998
                     Cox

            (cc)(8)  Guaranty of Employment Agreement dated                      Exhibit (10)(i)(cc)(8) of
                     October 17,1997 between Pomeroy Computer                    Company's Form 10-K filed
                     Resources of South Carolina, Inc. and Ronald D.             April 5,1998
                     Hildreth

            (cc)(9)  Guaranty of Employment Agreement dated                      Exhibit (10)(i)(cc)(9) of
                     October 17,1997 between Pomeroy Computer                    Company's Form 10-K filed
                     Resources of South Carolina, Inc. and Jeffery F.            April 5,1998
                     Hipp

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

           (cc)(16)  Escrow Agreement dated October 17,1997                      Exhibit (10)(i)(cc)(16) of
                     between Pomeroy Computer Resources of South                 Company's Form 10-K filed
                     Carolina, Inc., Authur M. Cox, Ronald D. Hildreth,          April 5,1998
                     and Jeffrey F. Hipp

           (cc)(17)  Opinion Letter on Plan of Merger dated October              Exhibit (10)(i)(cc)(17) of
                     17,1997 between Pomeroy Computer Resources                  Company's Form 10-K filed
                     of South Carolina and The Computer Store, Inc.              April 5,1998

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

            (dd)(6)  General Bill of Sales and Assignment dated March            Exhibit (10)(i)(dd)(6) of
                     6, 1998 between the Company and Commercial                  Company's Form 10-Q filed
                     Business System, Inc.                                       May 6,1998

            (dd)(7)  Assumption of Liabilities dated March 6, 1998               Exhibit (10)(i)(dd)(7) of
                     between the Company and Commercial Business                 Company's Form 10-Q filed
                     System, Inc.                                                May 6,1998

            (dd)(8)  Power of Attorney dated March 6, 1998 between               Exhibit (10)(i)(dd)(8) of
                     the Company and Commercial Business System,                 Company's Form 10-Q filed
                     Inc.                                                        May 6,1998

            (dd)(9)  Assignment and Assumption Agreement dated                   Exhibit (10)(i)(dd)(9) of
                     March 6, 1998 between the Company and                       Company's Form 10-Q filed
                     Commercial Business System, Inc.                            May 6,1998

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

           (dd)(13)  Covenant Not to Compete Agreement dated                     Exhibit (10)(i)(dd)(13) of
                     March 6, 1998 between the Company and Steve                 Company's Form 10-Q filed
                     Shapiro                                                     May 6,1998

           (dd)(14)  Covenant Not to Compete Agreement dated                     Exhibit (10)(i)(dd)(14) of
                     March 6, 1998 between the Company and                       Company's Form 10-Q filed
                     Thomas Clayton                                              May 6,1998

           (dd)(15)  Covenant Not to Compete Agreement dated                     Exhibit (10)(i)(dd)(15) of
                     March 6, 1998 between the Company and                       Company's Form 10-Q filed
                     Commercial Business Systems, Inc.                           May 6,1998

           (dd)(16)  Consent for use of Similar Name Agreement dated             Exhibit (10)(i)(dd)(16) of
                     March 6, 1998 between the Company and                       Company's Form 10-Q filed
                     Commercial Business Systems, Inc.                           May 6,1998

           (dd)(17)  Agreement dated March 6, 1998 between the                   Exhibit (10)(i)(dd)(17) of
                     Company and Commercial Business Systems,                    Company's Form 10-Q filed
                     Inc.                                                        May 6,1998

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


            (ee)(2)  Non-Compete Agreement dated February 26,                    Exhibit (10)(i)(ee)(2) of
                     1998 between O. Dean Higganbotham and                       Company's Form 10-Q filed
                     Pomeroy Computer Resources, Inc.                            May 6,1998

            (ee)(3)  Non-Compete Agreement dated February 26,                    Exhibit (10)(i)(ee)(3) of
                     1998 between Dale Higganbotham and Pomeroy                  Company's Form 10-Q filed
                     Computer Resources, Inc.                                    May 6,1998

            (ee)(4)  Non-Compete Agreement dated February 26,                    Exhibit (10)(i)(ee)(4) of
                     1998 between J. Walter Duncan Jr. and Pomeroy               Company's Form 10-Q filed
                     Computer Resources, Inc.                                    May 6,1998

            (ee)(5)  Non-Compete Agreement dated February 26,                    Exhibit (10)(i)(ee)(5) of
                     1998 between Nicholas V. Duncan and Pomeroy                 Company's Form 10-Q filed
                     Computer Resources, Inc.                                    May 6,1998

            (ee)(6)  Non-Compete Agreement dated February 26,                    Exhibit (10)(i)(ee)(6) of
                     1998 between James B. Kite and Pomeroy                      Company's Form 10-Q filed
                     Computer Resources, Inc.                                    May 6,1998

            (ee)(7)  Employment Agreement dated February 26, 1998                Exhibit (10)(i)(ee)(7) of
                     between O. Dean Higganbotham, Global                        Company's Form 10-Q filed
                     Combined Technologies, Inc. and Pomeroy                     May 6,1998
                     Computer Resources, Inc.

            (ee)(8)  Employment Agreement dated February 26, 1998                Exhibit (10)(i)(ee)(8) of
                     between Dale Higganbotham, Global Combined                  Company's Form 10-Q filed
                     Technologies, Inc. and Pomeroy Computer                     May 6,1998
                     Resources, Inc.

            (ee)(9)  Termination of Employment Agreement dated                   Exhibit (10)(i)(ee)(9) of
                     March 17, 1998 between Nicholas V. Duncan and               Company's Form 10-Q filed
                     Global Combined Technologies, Inc.                          May 6,1998

           (ee)(10)  Termination of Employment Agreement dated                   Exhibit (10)(i)(ee)(10) of
                     March 17, 1998 between O. Dean Higganbotham                 Company's Form 10-Q filed
                     and Global Combined Technologies, Inc.                      May 6,1998

           (ee)(11)  Termination of Employment Agreement dated                   Exhibit (10)(i)(ee)(11) of
                     March 17, 1998 between Dale Higganbotham and                Company's Form 10-Q filed
                     Global Combined Technologies, Inc.                          May 6,1998

           (ee)(12)  Purchaser's Certificate Dated March 17, 1998                Exhibit (10)(i)(ee)(12) of
                     between the Company and Global Combined                     Company's Form 10-Q filed
                     Technologies, Inc.                                          May 6,1998

           (ee)(13)  Incentive Deferred Compensation Agreement                   Exhibit (10)(i)(ee)(13) of
                     dated March 17, 1998 between Dale                           Company's Form 10-Q filed
                     Higganbotham and Global Combined                            May 6,1998
                     Technologies, Inc.

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


           (ee)(16)  Subordination Agreement dated March 17, 1998                Exhibit (10)(i)(ee)(16) of
                     between the Company, O. Dean Higganbotham,                  Company's Form 10-Q filed
                     and Star Bank, N.A.                                         May 6,1998

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

           (ee)(20)  Subordinated Promissory Note dated March 17,                Exhibit (10)(i)(ee)(20) of
                     1998 between the Company and  Dean                          Company's Form 10-Q filed
                     Higganbotham                                                May 6,1998

           (ee)(21)  Subordinated Promissory Note dated March 17,                Exhibit (10)(i)(ee)(21) of
                     1998 between the Company and  Dale                          Company's Form 10-Q filed
                     Higganbotham                                                May 6,1998

           (ee)(22)  Subordinated Promissory Note dated March 17,                Exhibit (10)(i)(ee)(22) of
                     1998 between the Company and J. Walter                      Company's Form 10-Q filed
                     Duncan Jr.                                                  May 6,1998

           (ee)(23)  Business Credit and Security Agreement among                Exhibit (10)(i)(ee)(23) of
                     Pomeroy Computer Resources, Inc. and Deutsche               Company's Form 10-Q filed
                     Financial Services Corporation, dated July 14, 1998         November 12,1998

            (ff)(1)  The Asset Purchase Agreement dated December                 Exhibit (10)(i)(ff)(1) of
                     9, 1998, by, between and among the Company,                 Company's Form 10-K filed
                     Access Technologies, Inc., Mark V. Putman, Paul             April 5, 1999
                     Bishop, and Dave Barthel

            (ff)(2)  Employment Agreement by and between the                     Exhibit (10)(i)(ff)(2) of
                     Company and Mark Putman, dated December 9, 1998             Company's Form 10-K filed
                                                                                 April 5, 1999

            (ff)(3)  Employment Agreement by and between the                     Exhibit (10)(i)(ff)(3) of
                     Company and Paul Bishop, dated December 9, 1998             Company's Form 10-K filed
                                                                                 April 5, 1999

            (ff)(4)  Employment Agreement by and between the                     Exhibit (10)(i)(ff)(4) of
                     Company and Greg Livingston, dated December 9, 1998         Company's Form 10-K filed
                                                                                 April 5, 1999

            (ff)(5)  Employment Agreement by and between the                     Exhibit (10)(i)(ff)(5) of
                     Company and  Phillip Qualls, dated December 9, 1998         Company's Form 10-K filed
                                                                                 April 5, 1999


            (ff)(6)  Exhibit G Excluded assets of the Asset Purchase             Exhibit (10)(i) (ff)(6) of
                     Agreement                                                   Company's Form 10-K filed
                                                                                 April 5, 1999

            (ff)(7)  General Bill of Sale and Assignment of the Asset            Exhibit (10)(i)(ff)(7) of
                     Purchase agreement                                          Company's Form 10-K filed
                                                                                 April 5, 1999

            (ff)(8)  Assumption of Liabilities of the Asset Purchase             Exhibit (10)(i)(ff)(8) of
                     Agreement                                                   Company's Form 10-K filed
                                                                                 April 5, 1999

            (ff)(9)  Promissory Note between the Company and                     Exhibit (10)(i)(ff)(9) of
                     Access Technologies, Inc., dated December 9, 1998           Company's Form 10-K filed
                                                                                 April 5, 1999

           (ff)(10)  Consent for Use of Similar Name by Access                   Exhibit (10)(i)(ff)(10) of
                     Technologies, Inc., dated December 9, 1998                  Company's Form 10-K filed
                                                                                 April 5, 1999

           (ff)(11)  Power of Attorney issued to the Company by                  Exhibit (10)(i)(ff)(11) of
                     Access Technologies, Inc., dated December 9, 1998           Company's Form 10-K filed
                                                                                 April 5, 1999

           (ff)(12)  Letter Agreement regarding Contracts by and                 Exhibit (10)(i)(ff)(12) of
                     between Access Technologies Inc.  and the                   Company's Form 10-K filed
                     Company, dated December 9, 1998                             April 5, 1999

           (ff)(13)  Assignment and Assumption Agreement by and                  Exhibit (10)(i)(ff)(13) of
                     between Access Technologies, Inc. and the                   Company's Form 10-K filed
                     Company, dated December 9, 1998                             April 5, 1999

           (ff)(14)  Subordination Agreement among the Company,                  Exhibit (10)(i)(ff)(14) of
                     Access Technologies, Inc. and Deutsche Financial            Company's Form 10-K filed
                     Services Company, dated December 9, 1998                    April 5, 1999

           (ff)(15)  Subordinated Promissory Note issued by the                  Exhibit (10)(i)(ff)(15) of
                     Company to Access Technologies, Inc., dated                 Company's Form 10-K filed
                     December 9, 1998                                            April 5, 1999

           (ff)(16)  Letter of Instructions to Fifth Third Bank issued by        Exhibit (10)(i)(ff)(16) of
                     the Company pursuant to the Asset Purchase                  Company's Form 10-K filed
                     Agreement, dated December 9, 1998                           April 5, 1999

           (ff)(17)  Investor's Certificate between Access                       Exhibit (10)(i)(ff)(17) of
                     Technologies, Inc. (Investor) and the Company,              Company's Form 10-K filed
                     dated  December 9, 1998                                     April 5, 1999

           (ff)(18)  Consent of Deutsche Financial Services Company              Exhibit (10)(i)(ff)(18) of
                     to the Company on the purchase of substantially             Company's Form 10-K filed
                     all the operating assets of Access Technologies,            April 5, 1999
                     Inc.

           (ff)(19)  Sublease Agreement by and between Access                    Exhibit (10)(i)(ff)(19) of
                     Technologies, Inc.  and the Company, dated                  Company's Form 10-K filed
                     December 9, 1998                                            April 5, 1999

           (ff)(20)  Noncompetition Agreement by and between David               Exhibit (10)(i)(ff)(20) of
                     Barthel and the Company, dated December 9, 1998             Company's Form 10-K filed
                                                                                 April 5, 1999


           (ff)(21)  Noncompetition Agreement by and between Paul                Exhibit (10)(i)(ff)(21) of
                     Bishop and the Company, dated December 9, 1998              Company's Form 10-K filed
                                                                                 April 5, 1999

           (ff)(22)  Noncompetition Agreement by and between Mark                Exhibit (10)(i)(ff)(22) of
                     Putman and the Company, dated December 9, 1998              Company's Form 10-K filed
                                                                                 April 5, 1999

           (ff)(23)  Noncompetition Agreement by and between                     Exhibit (10)(i)(ff)(23) of
                     Access Technologies, Inc. and the Company,                  Company's Form 10-K filed
                     dated December 9, 1998                                      April 5, 1999

           (ff)(24)  Noncompetition Agreement by and between Greg                Exhibit (10)(i)(ff)(24) of
                     Livingston and the Company, dated December 9, 1998          Company's Form 10-K filed
                                                                                 April 5, 1999

           (ff)(25)  Noncompetition Agreement by and between                     Exhibit (10)(i)(ff)(25) of
                     Robert Hendry and the Company, dated                        Company's Form 10-K filed
                     December 9, 1998                                            April 5, 1999

           (ff)(26)  Assignment and Assumption Lease by and                      Exhibit (10)(i)(ff)(26) of
                     between Access Technologies, Inc. and the                   Company's Form 10-K filed
                     Company, dated December 9, 1998                             April 5, 1999

            (gg)(1)  Workstation Procurement and Support Service                 Exhibit (10)(i)(gg)(1) of
                     Agreement by and between the Procter and                    Company's Form 10-K filed
                     Gamble Company and the Company, dated                       April 5, 1999
                     January 26, 1999

            (gg)(2)  Statement of Work to Workstation Procurement                Exhibit (10)(i)(gg)(2) of
                     and Support Services Agreement by and between               Company's Form 10-K filed
                     the Procter and Gamble Company and the                      April 5, 1999
                     Company.

            (gg)(3)  Attachment A - P&G Sites of Statement of Work               Exhibit (10)(i)(gg)(3) of
                     to Workstation Procurement and Support Services             Company's Form 10-K filed
                     Agreement                                                   April 5, 1999

            (gg)(4)  Attachment B-1 - Procurement, Workstation                   Exhibit (10)(i)(gg)(4) of
                     Distribution and Workstation Disposal Services of           Company's Form 10-K filed
                     Statement of Work to Workstation Procurement                April 5, 1999
                     Services Agreement

            (gg)(5)  Attachment B-2 - Packaged Software Help Desk                Exhibit (10)(i)(gg)(5) of
                     Services of Statement of Work to Workstation                Company's Form 10-K filed
                     Procurement Services Agreement                              April 5, 1999

            (gg)(6)  Attachment B-3 - Deskside and Server Support                Exhibit (10)(i)(gg)(6) of
                     Services of Statement of Work to Workstation                Company's Form 10-K filed
                     Procurement Services Agreement                              April 5, 1999

            (gg)(7)  Attachment C - Transition Services of Statement             Exhibit (10)(i)(gg)(7) of
                     of Work to Workstation Procurement Services                 Company's Form 10-K filed
                     Agreement                                                   April 5, 1999

            (gg)(8)  Attachment D - Termination and                              Exhibit (10)(i)(gg)(8) of
                     Decommissioning of Statement of Work to                     Company's Form 10-K filed
                     Workstation Procurement Services Agreement                  April 5, 1999


            (gg)(9)  Attachment E - Service Levels of Statement of               Exhibit (10)(i)(gg)(9) of
                     Work to Workstation Procurement Services                    Company's Form 10-K filed
                     Agreement                                                   April 5, 1999

           (gg)(10)  Attachment F - Special Projects of Statement of             Exhibit (10)(i)(gg)(10) of
                     Work to Workstation Procurement Services                    Company's Form 10-K filed
                     Agreement                                                   April 5, 1999

           (gg)(11)  Attachment G - Resource Charges, Financial                  Exhibit (10)(i)(gg)(11) of
                     Responsibility and Pricing of Statement of Work to          Company's Form 10-K filed
                     Workstation Procurement Services Agreement                  April 5, 1999

           (gg)(12)  Attachment H - Overall Management of Statement              Exhibit (10)(i)(gg)(12) of
                     of Work to Workstation Procurement Services                 Company's Form 10-K filed
                     Agreement                                                   April 5, 1999

           (gg)(13)  Attachment I - Quality Processes of Statement of            Exhibit (10)(i)(gg)(13) of
                     Work to Workstation Procurement Services                    Company's Form 10-K filed
                     Agreement                                                   April 5, 1999

           (gg)(14)  Exhibit G-1 of Attachment G of Statement of Work            Exhibit (10)(i)(gg)(14) of
                     to Workstation Procurement Services Agreement.              Company's Form 10-K filed
                                                                                 April 5, 1999



           (gg)(15)  Attachment E- Exhibit 1 of Statement of Work to             Exhibit (10)(i)(gg)(15) of
                     Workstation Procurement Services Agreement.                 Company's Form 10-K filed
                                                                                 April 5, 1999

            (hh)(1)  The Asset Purchase Agreement dated May 6,                   Exhibit (10)(i)(hh)(1) of
                     1999 by, between and among Pomeroy Computer                 Company's Form 10-Q filed
                     Resources, Inc., Pomeroy Select Integration                 May 17,1999
                     Solutions, Inc., Systems Atlanta Commercial
                     Systems, Inc. and B. Scott Dobson, Charley G.
                     Dobson, Betty H. Dobson,  and Tyler H. Dobson

            (hh)(2)  Employment Agreement by and between Pomeroy                 Exhibit (10)(i)(hh)(2) of
                     Computer Resources, Inc. and B. Scott Dobson,               Company's Form 10-Q filed
                     dated May 6, 1999                                           May 17,1999

            (hh)(3)  Subordinated Promissory Note issued by Pomeroy              Exhibit (10)(i)(hh)(3) of
                     Computer Resources, Inc. to Systems Atlanta                 Company's Form 10-Q filed
                     Commercial Systems, Inc., dated May 6, 1999                 May 17,1999

            (hh)(4)  Subordinated Promissory Note issued by Pomeroy              Exhibit (10)(i)(hh)(4)
                     Select Integration Solutions, Inc. to Systems Atlanta       Company's Form 10-Q filed
                     Commercial Systems, Inc., dated May 6, 1999                 May 17,1999

            (hh)(5)  General Bill of Sale and Assignment of the Asset            Exhibit (10)(i)(hh)(5)
                     Purchase Agreement with Pomeroy Computer                    Company's Form 10-Q filed
                     Resources, Inc.                                             May 17,1999

            (hh)(6)  General Bill of Sale and Assignment of the Asset            Exhibit (10)(i)(hh)(6)
                     Purchase Agreement with Pomeroy Select Integration          Company's Form 10-Q filed
                     Solutions, Inc.                                             May 17,1999


            (hh)(7)  Assignment and Assumption Agreement by and                  Exhibit (10)(i)(hh)(7)
                     between Systems Atlanta Commercial Systems, Inc.            Company's Form 10-Q filed
                     and  Pomeroy Computer Resources, Inc., dated May 6, 1999    May 17,1999

            (hh)(8)  Assignment and Assumption Agreement by and                  Exhibit (10)(i)(hh)(8)
                     between Systems Atlanta Commercial Systems, Inc.            Company's Form 10-Q filed
                     and Pomeroy Select Integration Solutions, Inc.              May 17,1999

            (hh)(9)  Assumption of Liabilities of the Asset Purchase             Exhibit (10)(i)(hh)(9)
                     Agreement by and between Systems Atlanta                    Company's Form 10-Q filed
                     Commercial Systems, Inc. and Pomeroy Computer               May 17,1999
                     Resources, Inc., dated May 6, 1999

           (hh)(10)  Assumption of Liabilities of the Asset Purchase             Exhibit (10)(i)(hh)(10)
                     Agreement by and between Systems Atlanta                    Company's Form 10-Q filed
                     Commercial Systems, Inc. and Pomeroy Select                 May 17,1999
                     Integration Solutions, Inc.

           (hh)(11)  Letter Agreement regarding Contracts by and                 Exhibit (10)(i)(hh)(11)
                     between Systems Atlanta Commercial Systems, Inc.            Company's Form 10-Q filed
                     and Pomeroy Computer Resources, Inc., dated May 6, 1999     May 17,1999

           (hh)(12)  Letter Agreement regarding Contracts by and                 Exhibit (10)(i)(hh)(12)
                     between Systems Atlanta Commercial Systems, Inc.            Company's Form 10-Q filed
                     and Pomeroy Select Integration Solutions, Inc.              May 17,1999

           (hh)(13)  Power of Attorney issued to Pomeroy Computer                Exhibit (10)(i)(hh)(13)
                     Resources, Inc. by Systems Atlanta Commercial               Company's Form 10-Q filed
                     Systems, Inc., dated May 6, 1999                            May 17,1999

           (hh)(14)  Power of Attorney issued to Pomeroy Computer                Exhibit (10)(i)(hh)(14)
                     Resources, Inc. by Systems Atlanta Commercial               Company's Form 10-Q filed
                     Systems, Inc., dated May 6, 1999                            May 17,1999

           (hh)(15)  Power of Attorney issued to Pomeroy Select                  Exhibit (10)(i)(hh)(15)
                     Integration Solutions, Inc. by Systems Atlanta              Company's Form 10-Q filed
                     Commercial Systems, Inc., dated May 6, 1999                 May 17,1999

           (hh)(16)  Consent for Use of Similar Name by Systems Atlanta          Exhibit (10)(i)(hh)(16)
                     Commercial Systems, Inc. to Pomeroy Computer                Company's Form 10-Q filed
                     Resources, Inc., dated May 6, 1999                          May 17,1999

           (hh)(17)  Consent for Use of Similar Name by Systems Atlanta          Exhibit (10)(i)(hh)(17)
                     Commercial Systems, Inc. to Pomeroy Select                  Company's Form 10-Q filed
                     Integration Solutions, Inc., dated May 6, 1999              May 17,1999

           (hh)(18)  Noncompetition Agreement by and between Systems             Exhibit (10)(i)(hh)(18)
                     Atlanta Commercial Systems, Inc. and Pomeroy                Company's Form 10-Q filed
                     Computer Resources, Inc., dated May 6, 1999                 May 17,1999


           (hh)(19)  Noncompetition Agreement by and between Systems             Exhibit (10)(i)(hh)(19)
                     Atlanta Commercial Systems, Inc. and Pomeroy                Company's Form 10-Q filed
                     Select Integration Solutions, Inc., dated May 6, 1999       May 17,1999

           (hh)(20)  Noncompetition Agreement by and between B.                  Exhibit (10)(i)(hh)(20)
                     Scott Dobson and Pomeroy Computer Resources,                Company's Form 10-Q filed
                     Inc., dated May 6, 1999                                     May 17,1999

           (hh)(21)  Employment Agreement by and between Pomeroy                 Exhibit (10)(i)(hh)(21)
                     Computer Resources, Inc. and Tyler H. Dobson                Company's Form 10-Q filed
                                                                                 May 17,1999

           (hh)(22)  Award Agreement between Pomeroy Computer                    Exhibit (10)(i)(hh)(22)
                     Resources, Inc. and B. Scott Dobson, dated May 6, 1999      Company's Form 10-Q filed
                                                                                 May 17,1999

           (hh)(23)  Award Agreement between Pomeroy Computer                    Exhibit (10)(i)(hh)(23)
                     Resources, Inc. and Tyler H. Dobson, dated May 6, 1999      Company's Form 10-Q filed
                                                                                 May 17,1999

           (hh)(24)  Incentive Deferred Compensation Agreement by and            Exhibit (10)(i)(hh)(24)
                     between Pomeroy Computer Resources, Inc. and B.             Company's Form 10-Q filed
                     Scott Dobson, dated May 6, 1999                             May 17,1999

           (hh)(25)  Incentive Deferred Compensation Agreement by and            Exhibit (10)(i)(hh)(25)
                     between Pomeroy Computer Resources, Inc. and                Company's Form 10-Q filed
                     Tyler H. Dobson, dated May 6, 1999                          May 17,1999

           (hh)(26)  Noncompetition Agreement by and between Tyler H.            Exhibit (10)(i)(hh)(26)
                     Dobson and Pomeroy Select Integration Solutions,            Company's Form 10-Q filed
                     Inc., dated May 6, 1999                                     May 17,1999

           (hh)(27)  Noncompetition Agreement by and between Tyler H.            Exhibit (10)(i)(hh)(27)
                     Dobson and Pomeroy Computer Resources, Inc.,                Company's Form 10-Q filed
                     dated May 6, 1999                                           May 17,1999

           (hh)(28)  Noncompetition Agreement by and between Charley             Exhibit (10)(i)(hh)(28)
                     G. Dobson and Pomeroy Select Integration Solutions,         Company's Form 10-Q filed
                     Inc., dated May 6, 1999                                     May 17,1999

           (hh)(29)  Noncompetition Agreement by and between Charley             Exhibit (10)(i)(hh)(29)
                     G. Dobson and Pomeroy Computer Resources, Inc.,             Company's Form 10-Q filed
                     dated May 6, 1999                                           May 17,1999

           (hh)(30)  Noncompetition Agreement by and between Betty H.            Exhibit (10)(i)(hh)(30)
                     Dobson and Pomeroy Computer Resources, Inc.,                Company's Form 10-Q filed
                     dated May 6, 1999                                           May 17,1999


           (hh)(31)  Noncompetition Agreement by and between Betty               Exhibit (10)(i)(hh)(31)
                     H. Dobson and Pomeroy Select Integration                    Company's Form 10-Q filed
                     Solutions,  Inc., dated May 6, 1999                         May 17,1999

           (hh)(32)  General Bill of Sale and Assignment of the Asset            Exhibit (10)(i)(hh)(32)
                     Purchase Agreement between Systems Atlanta                  Company's Form 10-Q filed
                     Commercial Systems, Inc. and Pomeroy                        May 17,1999
                     Computer Resources, Inc.

           (hh)(33)  General Bill of Sale and Assignment of the Asset            Exhibit (10)(i)(hh)(33)
                     Purchase Agreement between Systems Atlanta                  Company's Form 10-Q filed
                     Commercial Systems, Inc. and Pomeroy                        May 17,1999
                     Select Integration Solutions, Inc.

            (ii)(1)  Stock purchase agreement by, between and                    Exhibit (10)(i)(ii)(1)
                     among Thomas F. Schneider and Rodney Leas                   Company's Form 10-Q filed
                     and Pomeroy Computer Resources, Inc., dated                 November 12, 1999
                     August 20, 1999.

             (ii)2)  Subordinated Promissory Note issued by Pomeroy              Exhibit (10)(i)(ii)(2)
                     Computer Resources, Inc. to Thomas F.                       Company's Form 10-Q filed
                     Schneider, dated August 20, 1999.                           November 12, 1999

            (ii)(3)  Subordinated Promissory Note issued by Pomeroy              Exhibit (10)(i)(ii)(3)
                     Computer Resources, Inc. to Rodney Leas, dated              Company's Form 10-Q filed
                     August 20, 1999.                                            November 12, 1999

            (ii)(4)  Agreement by and between Thomas F. Schneider                Exhibit (10)(i)(ii)(4)
                     and Pomeroy Computer Resources, Inc., dated                 Company's Form 10-Q filed
                     August 20, 1999.                                            November 12, 1999

            (ii)(5)  Agreement by and between Rodney Leas and                    Exhibit (10)(i)(ii)(5)
                     Pomeroy Computer Resources, Inc., dated August 20, 1999.    Company's Form 10-Q filed
                                                                                 November 12, 1999

            (ii)(6)  Incentive Deferred Compensation Agreement by                Exhibit (10)(i)(ii)(6)
                     and between Pomeroy Computer Resources, Inc.                Company's Form 10-Q filed
                     and  Thomas F. Schneider, dated August 20, 1999.            November 12, 1999

            (ii)(7)  Employment Agreement by and between Pomeroy                 Exhibit (10)(i)(ii)(7)
                     Computer Resources, Inc. and Thomas F.                      Company's Form 10-Q filed
                     Schneider, dated August 20, 1999.                           November 12, 1999

            (ii)(8)  Amendment to Business Credit and Security                   Exhibit (10)(i)(ii)(8)
                     Agreement by and among Deutsche Financial                   Company's Form 10-Q filed
                     Services Corporation, Pomeroy Computer                      November 12, 1999
                     Resources, Inc. and Global Technologies, Inc.,
                     dated September 1999.

            (ii)(9)  Business Credit and Security Agreement between              Exhibit (10)(i)(ii)(9)
                     Pomeroy Select Integration Solutions, Inc. and              Company's Form 10-Q filed
                     Deutsche Financial Services Corporation, dated              November 12, 1999
                     January 6, 1999.


10(iii)              Material Employee Benefit and Other Agreements

             (a)(1)  Employment Agreement between the Company                    Exhibit 10(iii)(a) of
                     And David B. Pomeroy, dated March 12, 1992                  Company's Form S-1 Filed
                                                                                 Feb. 14,1992

             (a)(2)  First Amendment to Employment Agreement                     Exhibit 10(iii)(a)(2) of
                     between the Company and David B. Pomeroy                    Company's Form 10-K filed
                     effective July 6, 1993                                      April 7, 1994

             (a)(3)  Second Amendment to Employment Agreement                    Exhibit 10(iii)(a)(3) of
                     between the Company and David B. Pomeroy                    Company's Form 10-K filed
                     dated October 14, 1993                                      April 7, 1994

             (a)(4)  Agreement between the Company and David B.                  Exhibit 10(iii)(a)(4) of
                     Pomeroy related to the personal guarantee of the            Company's Form 10-K filed
                     Datago agreement by David B. Pomeroy and his                April 7, 1994
                     spouse effective July 6, 1993

             (a)(5)  Third Amendment  to Employment Agreement                    Exhibit 10(iii)(a)(5) of
                     between the Company and David B. Pomeroy                    Company's Form 10-Q filed
                     effective January 6, 1995                                   November 17, 1995

             (a)(6)  Supplemental Executive Compensation                         Exhibit 10(iii)(a)(6) of
                     Agreement between the Company and David B.                  Company's Form 10-Q filed
                     Pomeroy effective January 6, 1995                           November 17, 1995

             (a)(7)  Collateral Assignment Split Dollar Agreement                Exhibit 10(iii)(a)(7) of
                     between the Company; Edwin S. Weinstein, as                 Company's Form 10-Q filed
                     Trustee; and David B. Pomeroy dated June 28, 1995           November 17,1995

             (a)(8)  Fourth Amendment  to Employment Agreement                   Exhibit 10(iii)(a)(8) of
                     between the Company and David B. Pomeroy                    Company's Form 10-Q filed
                     dated December 20, 1995, effective January 6, 1995          May 17, 1996

             (a)(9)  Fifth Amendment  to Employment Agreement                    Exhibit 10(iii)(a)(9) of
                     between the Company and David B. Pomeroy                    Company's Form 10-Q filed
                     effective January 6, 1996                                   May 17, 1996

            (a)(10)  Sixth Amendment  to Employment Agreement                    Exhibit 10.10 of Company's
                     between the Company and David B. Pomeroy                    Form S-3 filed January 3, 1997
                     effective January 6, 1997

            (a)(11)  Award Agreement between the Company and                     Exhibit 10.11 of Company's
                     David B. Pomeroy effective January 6, 1997                  Form S-3 filed January 3, 1997

            (a)(12)  Registration Rights Agreement between the                   Exhibit 10.12 of Company's
                     Company and David B. Pomeroy effective January 6, 1997      Form S-3 filed January 3, 1997

            (a)(13)  Seventh Amendment to Employment Agreement                   Exhibit 10)(iii)(a)(13) of
                     between the Company and David B. Pomeroy                    Company's Form 10-Q filed
                     effective January 6, 1998                                   May 6, 1998

            (a)(14)  Collateral Assignment Split Dollar Agreement                Exhibit 10)(iii)(a)(14) of
                     between the Company, James H. Smith as                      Company's Form 10-Q filed
                     Trustee, and David B. Pomeroy dated January 6, 1998         May 6, 1998


            (a)(15)  Eight Amendment to Employment Agreement                     E-1 to E-3
                     between the Company and David B. Pomeroy
                     effective January 6, 1999

            (a)(16)  Ninth Amendment to Employment Agreement                     E-4 to E-8
                     between the Company and David B. Pomeroy
                     effective January 6, 2000

             (c)(1)  Employment Agreement between the Company                    Exhibit 10(iii)(c)(1) of
                     and Victor Eilau dated July 6, 1997                         Company's Form 10-Q filed
                                                                                 August 11, 1997

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

                (d)  The Company Savings 401(k) Plan,                            Exhibit 10(iii)(d) of
                     effective July 1, 1991                                      Company's Form S-1 filed
                                                                                 Feb. 14, 1992

                (f)  The Company's 1992 Non-Qualified                            Exhibit 10(iii)(f) of Company's
                     and Incentive Stock Option Plan,                            Form S-1 filed  Feb. 14, 1992
                     dated February 13, 1992

                (g)  The Company's 1992 Outside Directors                        Exhibit 10(iii)(g) of

                     Stock Option Plan, dated February 13,1992                   Company's Form S-1 filed
                                                                                 Feb. 14, 1992

                (h)  Employment Agreement between the Company                    Exhibit 10(iii)(h) of
                     and Richard C. Mills dated July 7, 1993                     Company's Form 10-K filed
                                                                                 April 7, 1994

                (I)  Employment Agreement between the Company                    Exhibit 10.64 of Company's
                     and James Eck dated February 6, 1996, and                   Form S-1 filed June 4, 1996
                     effective as of September 18, 1995

             (j)(1)  Employment Agreement between the Company                    Exhibit 10.3 of Company's
                     and Stephen E. Pomeroy dated November 13,1996               Form S-3 filed January 3, 1997

             (j)(2)  Incentive Deferred Compensation Agreement                   Exhibit 10.4 of Company's
                     between the Company and Stephen E. Pomeroy                  Form S-3 filed January 3, 1997
                     dated November 13, 1996

             (j)(3)  Employment Agreement between Pomeroy Select                 Exhibit  (10)(iii) of Company's
                     Integration Solutions, Inc. and Stephen E. Pomeroy,         Form 10-K filed April 5, 1999
                     dated January 6, 1999.

             (j)(4)  First Amendment to Employment Agreement between             E-8 to E-9
                     Pomeroy Select Integration Solutions, Inc. and
                     Stephen E. Pomeroy, dated September 1, 1999

             (k)(1)  The Company's 1998 Employee Stock Purchase                  Exhibit 4.3 of Company's
                     Plan, effective April 1, 1999.                              Form S-8 filed March 23, 1999

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

                                                Pomeroy Computer Resources, Inc.


                             By:  /s/  David  B.  Pomeroy
                                       -----------------------------------------
                                       David  B.  Pomeroy
                                       Chairman  of  the  Board,  President  and
                                       Chief  Executive  Officer


                             By:  /s/  Stephen  E.  Pomeroy
                                       -----------------------------------------
                                       Chief  Financial  Officer  and  Chief
                                       Accounting  Officer

Dated:  March  31,  2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature and Title                             Date
     -------------------                             ----

By: /s/ David B. Pomeroy                          March 31 ,2000
-----------------------------------
David  B. Pomeroy, Director


By: /s/ Stephen E. Pomeroy                        March 31, 2000
-----------------------------------
Stephen  E. Pomeroy, Director


By: /s/ James H. Smith III                        March 31, 2000
-----------------------------------
James  H. Smith  III, Director


By:
-----------------------------------
Dr.  David W. Rosenthal, Director


By: /s/ Michael E. Rohrkemper                     March 31, 2000
-----------------------------------
Michael E. Rohrkemper, Director


By:
-----------------------------------
William  H.  Lomicka,  Director

By:
-----------------------------------
Vincent  D.  Rinaldi,  Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To  the  Board  of  Directors  and  Stockholders
Pomeroy  Computer  Resources,  Inc.

We have audited the accompanying consolidated balance sheets of Pomeroy Computer Resources, Inc. as of January 5, 1999 and 2000, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended January 5, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pomeroy Computer Resources, Inc. at January 5, 1999 and 2000, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended January 5, 2000 in conformity with accounting principles generally accepted in the United States.

Grant  Thornton  LLP



/s/  Grant  Thornton  LLP

Cincinnati,  Ohio
February  11,  2000


                                       F1

                              POMEROY COMPUTER RESOURCES, INC.

                                CONSOLIDATED BALANCE SHEETS

(in thousands)                                                           January 5,   January 5,
                                                                            1999         2000
                                                                         -----------  -----------
ASSETS
Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   3,962    $   1,737

Accounts receivable:
   Trade, less allowance of $279 and $504 at January 5, 1999 and
      2000, respectively. . . . . . . . . . . . . . . . . . . . . . . .      114,801      129,734
   Vendor receivables, less allowance of $319 and $1,902 at January 5,
      1999 and 2000, respectively . . . . . . . . . . . . . . . . . . .       38,201       57,309
   Net investment in leases . . . . . . . . . . . . . . . . . . . . . .       10,996       14,937
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          993          681
                                                                         -----------  -----------
         Total receivables. . . . . . . . . . . . . . . . . . . . . . .      164,991      202,661
                                                                         -----------  -----------

Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,333       38,858
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,084        3,819
                                                                         -----------  -----------
         Total current assets.. . . . . . . . . . . . . . . . . . . . .      204,370      247,075
                                                                         -----------  -----------

Equipment and leasehold improvements:
   Furniture, fixtures and equipment. . . . . . . . . . . . . . . . . .       17,593       20,773
   Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . .        6,203        4,503
                                                                         -----------  -----------

         Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,796       25,276
   Less accumulated depreciation. . . . . . . . . . . . . . . . . . . .       10,323        9,804
                                                                         -----------  -----------
         Net equipment and leasehold improvements . . . . . . . . . . .       13,473       15,472
                                                                         -----------  -----------

Net investment in leases. . . . . . . . . . . . . . . . . . . . . . . .        3,219       29,183
Goodwill and other intangible assets. . . . . . . . . . . . . . . . . .       32,249       39,344
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          915        2,067
                                                                         -----------  -----------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . .    $ 254,226    $ 333,141
                                                                         ===========  ===========

                       See  notes  to  consolidated  financial  statements.


                                       F2

                              POMEROY COMPUTER RESOURCES, INC.

                                CONSOLIDATED BALANCE SHEETS

(in thousands)                                                           January 5,   January 5,
                                                                            1999         2000
                                                                         -----------  -----------
LIABILITIES & EQUITY

Current liabilities:
   Current portion of notes payable . . . . . . . . . . . . . . . .    $   5,028     $  11,337
   Accounts payable:
      Floor plan financing. . . . . . . . . . . . . . . . . . . . .       34,767        41,843
      Trade . . . . . . . . . . . . . . . . . . . . . . . . . . . .       44,050        50,611
                                                                     ------------  -----------
         Total accounts payable . . . . . . . . . . . . . . . . . .       78,817        92,454
   Bank notes payable . . . . . . . . . . . . . . . . . . . . . . .       39,629        69,027
   Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .        4,065         5,891
   Accrued liabilities:
      Employee compensation and benefits. . . . . . . . . . . . . .        3,707         4,989
      Income taxes. . . . . . . . . . . . . . . . . . . . . . . . .           61             -
      Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          283           437
      Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . .        1,416         1,814
                                                                     ------------  -----------
         Total current liabilities. . . . . . . . . . . . . . . . .      133,006       185,949
                                                                     ------------  -----------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,231         6,971

Equity:
   Preferred stock (no shares issued or outstanding). . . . . . . .            -             -
   Common stock (11,707 and 11,843 shares issued and outstanding
      at January 5, 1999 and 2000, respectively). . . . . . . . . .          117           118
   Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .       64,394        66,743
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .       48,800        73,682
                                                                     ------------  -----------
                                                                         113,311       140,543
   Less treasury stock, at cost  (31 shares at January 5, 1999 and
      2000)                                                                  322           322
                                                                     ------------  -----------
      Total equity. . . . . . . . . . . . . . . . . . . . . . . . .      112,989       140,221
                                                                     ------------  -----------
      Total liabilities and equity. . . . . . . . . . . . . . . . .    $ 254,226     $ 333,141
                                                                     ============  ===========

                       See  notes  to  consolidated  financial  statements.


                                       F3

                      POMEROY COMPUTER RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME

(in  thousands,  except  per  share  data)
                                           Fiscal Years Ended January 5,
                                           -----------------------------
                                             1998      1999       2000
                                           --------  ---------  ---------
Net sales and revenues:
   Sales - equipment,supplies and leasing  $446,239  $555,433   $652,936
   Service. . . . . . . . . . . . . . . .    45,209    72,495    103,821
                                           --------  ---------  ---------
         Total net sales and revenues.. .   491,448   627,928    756,757
                                           --------  ---------  ---------

Cost of sales and service:
   Equipment, supplies and leasing. . . .   399,605   501,162    591,119
   Service. . . . . . . . . . . . . . . .    27,137    42,602     61,384
                                           --------  ---------  ---------
         Total cost of sales and service.   426,742   543,764    652,503
                                           --------  ---------  ---------

   Gross profit . . . . . . . . . . . . .    64,706    84,164    104,254
                                           --------  ---------  ---------

Operating expenses:
   Selling, general and administrative. .    31,637    41,136     48,930
   Rent expense . . . . . . . . . . . . .     1,956     2,412      2,940
   Depreciation . . . . . . . . . . . . .     2,958     3,748      3,572
   Amortization . . . . . . . . . . . . .       982     1,629      2,955
   Provision for doubtful accounts. . . .       325       141        346
                                           --------  ---------  ---------
         Total operating expenses . . . .    37,858    49,066     58,743
                                           --------  ---------  ---------

Income from operations. . . . . . . . . .    26,848    35,098     45,511
                                           --------  ---------  ---------

Other expense (income):
   Interest expense . . . . . . . . . . .       974     2,670      3,858
   Miscellaneous. . . . . . . . . . . . .        54      (140)       (93)
                                           --------  ---------  ---------
         Total other expense. . . . . . .     1,028     2,530      3,765
                                           --------  ---------  ---------

   Income before income tax . . . . . . .    25,820    32,568     41,746

   Income tax expense . . . . . . . . . .     9,507    12,409     16,864
                                           --------  ---------  ---------

   Net income . . . . . . . . . . . . . .  $ 16,313  $ 20,159   $ 24,882
                                           ========  =========  =========

Weighted average shares outstanding:
   Basic. . . . . . . . . . . . . . . . .    11,052    11,466     11,728
                                           ========  =========  =========
   Diluted. . . . . . . . . . . . . . . .    11,367    11,751     11,815
                                           ========  =========  =========

Earnings per common share:
   Basic. . . . . . . . . . . . . . . . .  $   1.48  $   1.76   $   2.12
                                           ========  =========  =========
   Diluted. . . . . . . . . . . . . . . .  $   1.44  $   1.72   $   2.11
                                           ========  =========  =========

           See  notes  to  consolidated  financial  statements.


                                       F4

                      POMEROY COMPUTER RESOURCES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                     Fiscal Years Ended January 5,
                                                   --------------------------------
                                                      1998       1999       2000
                                                    ---------  ---------  ---------
Cash Flows from Operating Activities:
  Net income. . . . . . . . . . . . . . . . . . .  $ 16,313   $ 20,159   $ 24,882
  Adjustments to reconcile net income to net cash
    flows from operating activities:
  Depreciation . . . . . . . . . . . . . . . . . .    2,958      3,748      4,558
  Amortization . . . . . . . . . . . . . . . . . .      982      1,629      2,955
  Deferred income taxes. . . . . . . . . . . . . .     (638)      (331)         -
  Issuance of common shares for stock awards . . .       65          -          -
  Changes in working capital accounts, net of
    effects of acquisitions:
    Accounts receivable. . . . . . . . . . . . . .  (29,618)   (41,639)   (37,828)
    Inventories. . . . . . . . . . . . . . . . . .  (16,369)     8,062     (6,472)
    Prepaids . . . . . . . . . . . . . . . . . . .      (71)    (1,129)    (1,721)
    Net investment in leases. . . . . . . . . . . .    (437)       261    (26,058)
    Floor plan financing . . . . . . . . . . . . .  (11,791)    11,949      7,076
    Trade payables . . . . . . . . . . . . . . . .   10,321      6,111      4,346
    Deferred revenue . . . . . . . . . . . . . . .    1,031        366      1,825
    Income tax payable . . . . . . . . . . . . . .    3,270     (4,766)       (61)
    Other, net . . . . . . . . . . . . . . . . . .    1,044       (912)      (167)
                                                    ---------  ---------  ---------
  Net operating activities . . . . . . . . . . . .  (22,940)     3,508    (26,665)
                                                    ---------  ---------  ---------

Cash Flows from Investing Activities:
  Capital expenditures. . . . . . . . . . . . . .    (2,399)    (3,181)    (4,649)
  Acquisition of subsidiary companies, net of
    cash acquired. . . . . . . . . . . . . . . . .     (509)   (10,214)    (4,222)
  Acquisition of reseller assets, net of cash
    acquired . . . . . . . . . . . . . . . . . . .   (2,990)   (10,999)         -
                                                    ---------  ---------  ---------
  Net investing activities . . . . . . . . . . . .   (5,898)   (24,394)    (8,871)
                                                    ---------  ---------  ---------

Cash Flows from Financing Activities:
  Payments under notes payable . . . . . . . . . .     (843)    (2,149)   (14,280)
  Proceeds under notes payable . . . . . . . . . .        -      6,995     16,549
  Net proceeds of stock offering . . . . . . . . .   23,256          -          -
  Net proceeds (payments) under bank notes payable   (1,535)    16,319     29,248
  Proceeds from exercise of stock options and
  related tax benefit . . . . . . . . . . . . . .     1,531      3,375      1,495
  Proceeds from employee stock purchase plan.. . .        -          -        299
  Purchase of treasury stock . . . . . . . . . . .        -       (118)         -
  Other. . . . . . . . . . . . . . . . . . . . . .        -         46          -
                                                   ---------  ---------  ---------
  Net financing activities. . . . . . . . . . . .    22,409     24,468     33,311
                                                    --------  ---------  ---------

Increase (decrease) in cash. . . . . . . . . . . .   (6,429)     3,582     (2,225)

Cash:
   Beginning of period . . . . . . . . . . . . . .    6,809        380      3,962
                                                    ---------  ---------  ---------
   End of period . . . . . . . . . . . . . . . . .  $   380   $  3,962   $  1,737
                                                    =========  =========  =========

           See  notes  to  consolidated  financial  statements.


                                       F5

                           POMEROY COMPUTER RESOURCES, INC.

                          CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except for share       Common    Paid-in    Retained    Treasury    Total
amounts)                              stock     capital    earnings     stock      equity
                                     --------  ---------  ----------  ----------  --------
Balances at January 5, 1997 . . . .       65     34,402      12,330        (204)    46,593
   Net income . . . . . . . . . . .                          16,313                 16,313
   5,188 common shares issued
     for stock awards . . . . . . .                  65                                 65
   36,953 common shares issued
     for acquisitions . . . . . . .               1,021                              1,021
   Stock options exercised and
     related tax benefit. . . . . .        1      1,530                              1,531
   Effect of 3 for 2 stock split. .       38        (38)         (2)                    (2)
   1,020,000 common shares
     issued by public offering. . .       10     23,246                             23,256
                                     --------  ---------  ----------  ----------  --------
Balances at January 5, 1998 . . . .      114     60,226      28,641        (204)    88,777
   Net income . . . . . . . . . . .                          20,159                 20,159
   38,885 common shares issued
     for acquisitions . . . . . . .                 750                                750
   Stock options exercised and
     related tax benefit. . . . . .        3      3,372                              3,375
   Repayment of obligations under
     Section 16(b) of the Securities
     Exchange Act of 1934 . . . . .                  46                                 46
   Purchase of treasury stock . . .                                        (118)      (118)
                                     --------  ---------  ----------  ----------  --------
Balances at January 5, 1999 . . . .      117     64,394      48,800        (322)   112,989
   Net income . . . . . . . . . . .                          24,882                 24,882
   38,638 common shares issued
     for acquisitions . . . . . . .                 556                                556
   Stock options exercised and
     related tax benefit. . . . . .        1      1,494                              1,495
   26,113 common shares issued for
     employee stock purchase plan .                 299                                299
                                     --------  ---------  ----------  ----------  --------
Balances at January 5, 2000 . . . .  $   118   $ 66,743   $  73,682   $    (322)  $140,221
                                     ========  =========  ==========  ==========  ========

           See  notes  to  consolidated  financial  statements.


                                       F6

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FISCAL YEARS ENDED JANUARY 5, 1998, JANUARY 5, 1999 AND JANUARY 5, 2000


1.   COMPANY DESCRIPTION

     Pomeroy Computer Resources, Inc. (the "Company") was organized in February 1992 to consolidate and reorganize predecessor companies. The Company has 15 million shares of $.01 par value common stock authorized, with 11.8 million shares outstanding. The Company is also authorized to issue 2 million shares of $.01 par value preferred stock. In fiscal 1995 the Company formed a wholly-owned subsidiary, Technology Integration Financial Services, Inc. ("TIFS") (f/k/a - Pomeroy Computer Leasing Company, Inc. ("PCL")), for the purpose of leasing computer equipment to the Company's customers. In fiscal 1997, the Company formed a wholly-owned subsidiary, Pomeroy Computer Resources of South Carolina, Inc. ("PCR-SC") for the purpose of acquiring The Computer Store ("TCS"), a computer reseller and service provider located in Columbia, South Carolina. In fiscal 1998, the Company formed a wholly-owned subsidiary, Pomeroy Select Integration Solutions, Inc. ("Pomeroy Select"), to which the Company transferred the assets, liabilities, business, operations and personnel comprising the Company's information technology ("IT") services business on January 6, 1999. In January 1999, Pomeroy Select filed an initial S-1 registration statement with the Securities and Exchange Commission (the "SEC") with respect to an initial public offering of its Class A Common Stock. Currently, this S-1 registration is on hold due to market conditions and there can be no assurance that Pomeroy Select will be able to consummate this public offering. In October 1999, the legal structure of the Company was changed for the purpose of increasing efficiencies. The Company formed the following wholly-owned subsidiaries: Pomeroy Computer Resources Holding Company, Inc. ("PCR Holding") and Pomeroy Computer Resources Sales Company, Inc. ("PCR Sales"). In addition, the Company formed Pomeroy Select Advisory Services, Inc. ("PSAS"), a wholly-owned subsidiary of Pomeroy Select, Acme Data Services, LLC ("Acme Data"), a wholly-owned subsidiary of PCR Sales, T.I.F.S. Advisory Services, Inc. ("TIFS Advisory"), a wholly-owned subsidiary of TIFS, and Pomeroy Computer Resources LLP ("PCR Ops"), a partnership between the Company and PCR Holding. PCR-SC and Global Combined Technologies, Inc. were merged into PCR Sales.

     The Company sells, installs, services and leases microcomputers and microcomputer equipment primarily for commercial, health care, governmental, financial and educational customers. The Company also derives revenue from customer support services, including network analysis, design and integration, systems configuration, cabling, custom installation, training, maintenance and repair. The Company has thirty-one regional offices located in 14 states throughout the Southeast and Midwest United States. The Company grants credit to substantially all customers in these areas.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries TIFS, Pomeroy Select, PCR Holding, PCR Sales, PSAS, Acme Data, TIFS Advisory and PCR Ops. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal 1997 and 1998 financial statements included herein to conform with the presentation used in fiscal 1999.

     Fiscal Year - The Company's fiscal year is a 12- month period ending January 5. References to fiscal 1997, 1998 and 1999 are for the fiscal years ended January 5, 1998, January 5, 1999 and January 5, 2000, respectively.

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

     Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost. Depreciation on equipment is computed using the straight-line method over estimated useful lives. Depreciation on leasehold improvements is computed using the straight-line method over estimated useful lives or the term of the lease, whichever is less. During fiscal 1999, depreciation expense associated with TIFS's operating leases is classified under cost of sales. Prior periods presented have not been reclassified due to immateriality. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations.

                        POMEROY COMPUTER RESOURCES, INC.

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

     Revenue Recognition - The Company recognizes revenue on the sale of equipment and supplies or sales-type leases when the products are shipped. Service revenue is recognized when the applicable services are provided. Leasing revenue is recognized on a monthly basis as fees accrue and from financing at level rates of return over the term of the lease or receivable, which are primarily sales-type leases ranging from one to three years.

     Deferred  Revenue  -  Revenues   received  on  maintenance   contracts  are
     recognized ratably over the lives of the contracts. Costs related to maintenance contracts are recognized when incurred.

     Net sales and revenues - In the first quarter of fiscal 1999, the Company changed its classification of configuration/warehouse fees, freight and miscellaneous revenues. The Company now classifies these revenues as equipment, supplies and leasing; previously, such revenues were included in service. Prior periods have been reclassified to conform with the current year's presentation.

     Cost of sales and services - In the first quarter of fiscal 1999, the Company changed its classification of services' labor costs. The Company now classifies direct costs of service personnel in cost of sales and service; previously, such costs were included in selling, general and administrative expenses. Prior periods have been reclassified to conform with the current year's presentation.

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

     In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 changed the computation, presentation and disclosure requirements for earnings per share ("EPS"). Under SFAS 128, EPS is presented as basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS") and replaced the presentation of primary EPS and fully diluted EPS. The adoption of SFAS 128 resulted in the restatement of earnings per share for fiscal 1997 presented in the Company's consolidated financial statements.

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

                        POMEROY COMPUTER RESOURCES, INC.

(in  thousands,  except  per                         Fiscal  Years
                                                     -------------
share data)                                1997                 1998                 1999
                                   ----------------------  ------------------  ------------------
                                               Per Share           Per Share            Per Share
                                     Shares      Amount    Shares    Amount    Shares     Amount
---------------------------------  ---------  -----------  ------  ----------  -------  ---------
Basic EPS                             11,052  $     1.48   11,466     $ 1.76   11,728     $ 2.12
Effect of dilutive stock options         315       (0.04)     285      (0.04)      87      (0.01)
                                   ---------  -----------  ------  ----------  -------  ---------
Diluted EPS                           11,367  $     1.44   11,751     $ 1.72   11,815     $ 2.11
                                   =========  ===========  ======  ==========  =======  =========

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

     New Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities, which requires entities to report all derivatives at fair value as assets or liabilities in their statements of financial position. In June 1999, the FASB issued Statement of Financial Accounting No. 137 which deferred the effective date of SFAS No. 133 for financial statements issued for fiscal periods beginning after June 15, 2000. The Company does not currently have any derivative instruments or hedging activities to report under this standard.

3.   ACCOUNTS RECEIVABLE

     The following table summarizes the activity in the allowance for doubtful accounts for fiscal years 1997, 1998 and 1999:

(in thousands)               Trade    Other
                            -------  --------
Balance January 5, 1997     $  372   $   137
  Provision 1997               125       200
  Accounts written-off        (601)     (415)
  Recoveries                   459       301
                            -------  --------
Balance January 5, 1998        355       223
  Provision 1998               193     1,100
  Accounts written-off        (444)   (1,171)
  Recoveries                   175       167
                            -------  --------
Balance January 5, 1999        279       319
  Provision 1999               346     2,142
  Accounts written-off        (876)     (824)
  Recoveries                   755       265
                            -------  --------
Balance January 5, 2000     $  504   $ 1,902
                            =======  ========

                        POMEROY COMPUTER RESOURCES, INC.

4.   INVENTORIES

     Inventories consist of items held for resale and are comprised of the following components as of the end of fiscal:

(in thousands)            1998     1999
                         -------  -------
Equipment and supplies   $28,081  $35,077
Service parts              5,252    3,781
                         -------  -------
Total                    $33,333  $38,858
                         =======  =======

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consist of the following as of the end of the fiscal year, net of accumulated amortization of $3,419 thousand
     (1998) and $6,181 thousand (1999), respectively:

(in thousands)              1998     1999
                           -------  -------
Goodwill                   $31,531  $38,404
Covenants not to compete       292      557
Customer lists                 426      383
                           -------  -------
                           $32,249  $39,344
                           =======  =======

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

     In fiscal 1999, the Company acquired certain assets of Systems Atlanta Commercial Systems, Inc., a privately held systems integrator and provider of technology staffing in Atlanta, Georgia. In addition, the Company acquired through a stock purchase Acme Data Systems ("ADS"), a privately held computer network integrator and services provider in Columbus, Ohio. The Company recorded $0.8 million and $4.6 million of goodwill in connection with those acquisitions, respectively.

6.   BORROWING ARRANGEMENTS

     Bank Notes Payable - The Company has available a $140 million credit facility with Deutsche Financial Services Corp. ("DFS"). This credit facility provides a credit line of $60.0 million for inventory financing and $80.0 million for accounts receivable financing. The inventory financing portion of the credit facility utilizes thirty day notes and provides interest free financing due to subsidies by manufacturers. The credit facility can be amended, with proper notification, if the thirty day interest free subsidies provided by manufacturers are revised. At January 5, 2000, bank notes payable include $19.1 million of overdrafts in accounts with a participant bank to this credit facility. These amounts were subsequently funded through the normal course of business. The accounts receivable portion of the credit facility carries a variable interest rate based on the prime rate less 125 basis points. The interest rate charged was 7.25% at January 5, 2000. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms

                        POMEROY COMPUTER RESOURCES, INC.

     of the credit facility, the Company is subject to various financial covenants. The weighted average interest rate on the bank revolving credit agreements was 7.3%, 7.6% and 7.0% in fiscal 1997, 1998 and 1999, respectively.

     Floor plan arrangements - The Company finances inventory through floor plan arrangements with two finance companies. As of January 5, 2000, the floor plan lines of credit were $60 million with DFS and $12 million with IBM Credit Corporation ("ICC"). Borrowings under the ICC floor plan arrangement are made on either thirty-day or sixty-day notes, with one-half of the note amount due in thirty days on the sixty-day notes. Borrowings under the DFS floor plan arrangement are made on thirty-day notes. Financing on many of the arrangements, which are subsidized by manufacturers, is interest free. The average rate on the plans overall is less than 1.0%.

     Notes  payable  -  Notes  payable  consist  of  the  following:

(in  thousands)                                                                 Fiscal  Years
                                                                               ----------------
                                                                                1998     1999
                                                                               -------  -------
Non-recourse notes payable to banks at various interest rates.  The notes
mature on various dates through 2002.                                          $ 6,061  $12,202

Acquisition notes payable at various interest rates and unsecured.  Principal payments are made in equal annual installments ,ranging from one to four
years, through 2002.                                                             5,725    4,906

Bank notes payable at various interest rates.  Principal payments were made
in either monthly or quarterly installments through 2003.                        1,473        -

Capital lease obligation at an imputed interest rate of 8.51%.  Principal and interest are payable in monthly installments of $55 thousand for a two year
period through 2002.                                                                 -    1,200
                                                                               -------  -------
Total notes payable                                                             13,259   18,308
Less current maturities                                                          5,028   11,337
                                                                               -------  -------
Long-term notes payable                                                        $ 8,231  $ 6,971
                                                                               =======  =======

     Payments on long-term debt and capital lease obligations are due as follows:

(in  thousands)
Fiscal Year
------------
2000         $ 11,337
2001            6,059
2002              912
             --------
               18,308
             ========

                        POMEROY COMPUTER RESOURCES, INC.

7.   INCOME TAXES

     The provision for income taxes consists of the following:

      (in thousands)               Fiscal Years
                            ---------------------------
                             1997      1998      1999
                            -------  --------  --------
Current:
Federal                     $8,742   $11,430   $14,275
State                        1,036     1,310     3,304
                            -------  --------  --------
Total current                9,778    12,740    17,579
                            -------  --------  --------

Deferred:
Federal                       (217)     (311)     (618)
State                          (54)      (20)      (97)
                            -------  --------  --------
Total deferred                (271)     (331)     (715)
                            -------  --------  --------
Total income tax provision  $9,507   $12,409   $16,864
                            =======  ========  ========

     The approximate tax effect of the temporary differences giving rise to the Company's deferred income tax assets (liabilities) are:

(in thousands)                      Fiscal Years
                                ------------------
                                  1998      1999
                                --------  --------
Deferred Tax Assets:
Bad debt provision              $   353   $   444
Depreciation                        293       890
Leases                                -       864
Deferred compensation               584       627
Other                                 -        18
                                --------  --------
Total deferred tax assets         1,230     2,843
                                --------  --------

Deferred Tax Liabilities:
Acquisition of lease residuals     (615)     (580)
Accounts Receivable                (388)     (279)
Intangibles                           -    (1,161)
Other                              (119)        -
                                --------  --------
Total deferred tax liabilities   (1,122)   (2,020)
                                --------  --------
Net deferred tax assets         $   108   $   823
                                ========  ========

     The Company's net deferred tax assets are included in other current and long-term assets.

                        POMEROY COMPUTER RESOURCES, INC.

     The Company's effective income tax rate differs from the Federal statutory rate as follows:

                                   Fiscal Years
                               -------------------
                               1997   1998   1999
                               -----  -----  -----
Tax at Federal statutory rate  35.0   35.0   35.0
State taxes                     4.7    4.4    5.9
Kentucky Relocation Credits    (2.2)  (1.9)  (0.9)
Other                          (0.7)   0.6    0.4
                               -----  -----  -----
Effective tax rate             36.8   38.1   40.4
                               =====  =====  =====

8.   OPERATING LEASES

     The Company leases office and warehouse space, vehicles and certain office equipment from various lessors including a related party. Lease terms vary in duration and include various option periods. The leases generally require the Company to pay taxes and insurance. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year as of January 5, 2000 are as follows:

(in  thousands)

Fiscal Year
----------------------------
2000                          $ 3,717
2001                            3,147
2002                            1,893
2003                            1,347
2004                              967
Thereafter                      1,599
                              -------
Total minimum lease payments  $12,670
                              =======

9.   EMPLOYEE BENEFIT PLANS

     The Company has a savings plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company did not contribute to the plan in fiscal 1997. Beginning January 6, 1998, the Company made contributions to the plan based on a participant's annual pay. Contributions made by the Company for fiscal 1998 and 1999 were approximately $169 thousand and $263 thousand, respectively. During fiscal 1998, the distribution of assets from an Employee Stock Ownership Plan was completed.

     In June 1999, the Board of Directors of the Company approved the 1998 stock purchase plan (the "1998 plan") under Section 423 of the Internal Revenue Code of 1986, as amended. The 1998 plan provides substantially all employees of the Company with an opportunity to purchase through payroll deductions up to 2,000 shares of common stock of the Company with a maximum market value of $25,000. The purchase price per share is determined by whichever of two prices is lower: 85% of the closing market price of the Company's common stock in the first trading date of an offering period (grant date), or 85% of the closing market price of the Company's common stock in the last trading date of an offering period (exercise date). 100,000 shares of common stock of the Company are reserved for issuance under the 1998 plan. The Board of Directors of the Company may at any time terminate or amend the 1998 plan. The 1998 plan will terminate twenty years from the effective date unless sooner terminated. In fiscal 1999, 26,113 shares of common stock were purchased under the 1998 plan.

                        POMEROY COMPUTER RESOURCES, INC.

10.  INVESTMENT IN LEASE RESIDUALS

     The  Company   participates   in  a   Remarketing   and  Agency   Agreement
     ("Agreement") with Information Leasing Corporation ("ILC") whereby the Company obtains rights to 50% of lease residual values for services rendered in connection with locating the lessee, selling the equipment to ILC and agreeing to assist in remarketing the used equipment.

     During fiscal 1997, 1998 and 1999 the Company sold equipment and related support services to ILC, for lease to ILC's customers, in amounts of $7.7 million, $2.8 million, and $0.6 million, respectively. The Company also obtained rights to lease residuals from ILC in the amount of $562 thousand and $250 thousand in 1997 and 1998, respectively. Such amounts are recorded as a reduction of the related cost of sales. Residuals acquired in this manner are recorded at the estimated present value of the interest retained.

     The Company also purchases residuals associated with separate leasing arrangements entered into by ILC. Such transactions do not involve the sale of equipment and related support services by the Company to ILC. Residuals acquired in this manner are accounted for at cost.

     The carrying value of investments in lease residuals is $3.2 million and $2.6 million as of January 5, 1999 and 2000, respectively and is included in long-term net investment in leases. Investments in lease residuals are evaluated on a quarterly basis, and are subject only to downward market adjustments until ultimately realized through a sale or re-lease of the equipment.

11.  MAJOR CUSTOMERS

     Sales to a major customer were approximately $60.4 million for fiscal 1997. There were no sales to a major customer for fiscal 1998 and 1999.

12.  ACQUISITIONS

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

     During fiscal 1999, the Company completed two acquisitions. The total consideration given consisted of $4.2 million in cash, subordinated notes of $2.6 million and 39 thousand unregistered shares of the Company's stock with an approximate value of $0.6 million. Interest on the subordinated notes is payable quarterly. Principal in the amount of $0.6 million is payable in full on the anniversary date of closing and the $2.0 million of principal is payable in equal annual installments. The acquisitions were accounted for as purchases, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the dates of acquisition. The results of operations of the acquisitions are included in the consolidated statement of income from the dates of acquisition. If the 1999 acquisitions had occurred on January 6, 1998, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of income.

                        POMEROY COMPUTER RESOURCES, INC.

13.  RELATED PARTIES

     The Company leases its headquarters and distribution facility from a company that is controlled by the Chief Executive Officer of the Company. It is a triple net lease agreement which expires in the year 2006. The base rental for fiscal 1997 on an annualized basis was $858 thousand and base rental for fiscal 1998 and fiscal 1999 was $828 thousand and $863 thousand, respectively. The annual rental for these properties was determined on the basis of a fair market value rental opinion provided by an independent real estate company conducted in 1995. In addition, the Company pays for the business use of real estate that is owned by the Chief Executive Officer of the Company. During fiscal years 1997, 1998 and 1999, the Company paid $60 thousand, $60 thousand and $95 thousand, respectively in connection with this real estate.

     As of January 5, 2000, amounts due from a company that is controlled by the Chief Executive Officer of the Company was $209 thousand.

14.  SUPPLEMENTAL CASH FLOW DISCLOSURES

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

  (in thousands)                                   Fiscal Years
                                       -----------------------------
                                         1997      1998       1999
                                       --------  ---------  --------
  Interest paid                        $ 1,045   $  2,463   $ 3,704
                                       ========  =========  ========
  Income taxes paid                    $ 4,920   $ 17,432   $17,799
                                       ========  =========  ========
Additions to goodwill for adjustments
  to acquisition assets                $     -   $      -   $ 3,147
                                       ========  =========  ========

Business combinations accounted
for as purchases:
  Assets acquired                      $ 7,358   $ 50,228   $10,497
  Liabilities assumed                   (1,495)   (25,015)   (3,166)
  Note payable                          (1,343)    (3,250)   (2,553)
  Stock issued                          (1,021)      (750)     (556)
                                       --------  ---------  --------
  Net cash paid                        $ 3,499   $ 21,213   $ 4,222
                                       ========  =========  ========

15.  STOCKHOLDERS' EQUITY AND STOCK OPTION PLANS

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

                        POMEROY COMPUTER RESOURCES, INC.

     The Company's 1992 Non-Qualified and Incentive Stock Option Plan provides certain employees of the Company with options to purchase common stock of the Company through options at an exercise price equal to the market value on the date of grant. 2,350,000 shares of the common stock of the Company are reserved for issuance under the plan. The plan will terminate ten years from the date of adoption. Stock options granted under the plan are exercisable in accordance with various terms as authorized by the Compensation Committee. To the extent not exercised, options will expire not more than ten years after the date of grant.

     The Company's 1992 Outside Directors' Stock Option Plan provides outside directors of the Company with options to purchase common stock of the Company at an exercise price equal to the market value of the shares at the date of grant. 262,500 shares of common stock of the Company are reserved for issuance under the plan. The plan will terminate ten years from the date of adoption. Pursuant to the plan, an option to purchase 10,000 shares of common stock automatically will be granted on the first day of the initial term of a director. An additional 2,500 shares of common stock automatically will be granted to an eligible director upon the first day of each consecutive year of service on the board. Options may be exercised after one year from the date of grant for not more than one-third of the shares subject to the option and an additional one-third of the shares subject to the option may be exercised for each of the next two years thereafter. To the extent not exercised, options will expire five years after the date of grant.

     The following summarizes the stock option transactions under the plans for the three fiscal years ended January 5, 2000:

                                                Weighted Average
                                       Shares    Exercise price
                                     ----------  ---------------
Options outstanding January 5, 1997    292,175           $  7.27
  Granted                              216,328             30.10
  Exercised                            (95,260)             8.70
  Forfeitures                           (4,700)            34.19
  Stock split effect                   227,754              5.61
                                     ----------
Options outstanding January 5, 1998    636,297             12.01
  Granted                              278,953             17.75
  Exercised                           (264,990)             8.98
  Forfeitures                           (7,175)            10.24
  Repricing effect                     (54,826)             6.16
                                     ----------
Options outstanding January 5, 1999    588,259             13.97
  Granted                              811,852             16.02
  Exercised                            (68,961)             7.98
  Forfeitures                         (189,677)            17.74
                                     ----------
Options outstanding January 5, 2000  1,141,473          $  15.16
                                    ===========

                        POMEROY COMPUTER RESOURCES, INC.

     The following summarizes options outstanding and exercisable at January 5, 2000:

                                Options  Outstanding               Options  Exercisable
                   ---------------------------------------------  ----------------------------
                    Number      Weighted Avg.        Number
Range of          Outstanding     Remaining       Weighted Avg.   Exercisable   Weighted Avg.
Exercise Prices    at 1/5/00   Contractual Life  Exercise Price    at 1/5/00   Exercise Price
----------------  -----------  ----------------  ---------------  -----------  ---------------
2.83 to $5.65         78,687              1.10          $  5.20       78,687          $  5.20
5.66 to $8.48         39,475              0.80          $  6.33       39,475          $  6.33
8.49 to $11.30       155,750              2.80          $ 10.71      155,750          $ 10.71
11.31 to $14.13      292,200              1.70          $ 12.93      269,700          $ 12.88
14.14 to $16.95      118,599              0.80          $ 15.38      118,599          $ 15.38
16.96 to $19.78      162,062              0.60          $ 17.56      160,812          $ 17.56
19.79 to $22.60      197,600              2.30          $ 21.75      187,600          $ 21.75
22.61 to $25.43       94,600              1.20          $ 22.89       89,602          $ 22.86
25.44 to $28.25        2,500              3.50          $ 26.50          834          $ 26.50
                 -----------                                     -----------
                   1,141,473              1.60          $ 15.16    1,101,059          $ 15.08
                 ===========                                     ===========

     The weighted average fair value at date of grant for options granted during fiscal 1997, 1998 and 1999 was $6.77, $7.00 and $5.79, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                       Fiscal 1997   Fiscal 1998   Fiscal 1999
                       ------------  ------------  ------------
Expected life (years)          1.8           2.0           2.0
Interest rate                  6.1%          5.3%          6.4%
Volatility                      56%           69%           60%
Dividend yield                   0%            0%            0%

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1997, 1998 and 1999 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per
share amounts)                              Fiscal 1997   Fiscal 1998   Fiscal 1999
                                            ------------  ------------  ------------
Net income - as reported                       $  16,313     $  20,159     $  24,882
Net income - pro forma                         $  14,455     $  18,929     $  20,854
Net income per common share - as reported
  Basic                                             1.48          1.76          2.12
  Diluted                                           1.44          1.72          2.11
Net income per common share - pro forma
  Basic                                             1.31          1.65          1.78
  Diluted                                           1.27          1.61          1.77

In fiscal 1997, 5,188 shares of common stock were awarded to officers of the Company. Compensation expense resulting from the awards was $20 thousand in fiscal 1997.

                        POMEROY COMPUTER RESOURCES, INC.

16.  LITIGATION

     There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

17.  SEGMENT INFORMATION AND CONCENTRATIONS

     Segment Information - The Company operates in three industry segments: products, services and leasing. The products segment is primarily engaged in the sale and distribution of microcomputers and related products. The services segment offers three categories of services: life cycle services, internetworking services and customer support services. Life cycle services include warranty and non warranty repair and maintenance; a full range of install, move, add or change services; redeployment and mobile systems management; evaluation and tracking of information technology assets; and end-of-life services. Internetworking services include project management; network design, integration, management, migration and support; and cabling services. Customer support services include customized help desk services, Internet-based training on many popular software packages and video/teleconferencing services. The leasing segment provides leasing services primarily to the customers of the products and services segments. The Company provides products, services and leasing primarily to large and medium sized corporate, health care, governmental, financial and educational customers located in the United States. The Company has no operations outside the United States.

     The accounting policies of the segments are the same as those discussed in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units. Intersegment sales and transfers are not significant.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                               Fiscal  1997
                               -------- ------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenue                        $ 445,783  $  45,209  $    456      $ 491,448
Income from operations         $  20,651  $   6,033  $    164      $  26,848
Total assets                   $ 136,356  $  24,702  $  6,206      $ 167,264
Capital expenditures           $   1,418  $     955  $     26      $   2,399
Depreciation and amortization  $   3,357  $     582  $      1      $   3,940

                                              Fiscal  1998
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenue                        $ 554,012  $  72,495  $  1,421      $ 627,928
Income from operations         $  23,101  $  11,980  $     17      $  35,098
Total assets                   $ 189,438  $  42,199  $ 22,589      $ 254,226
Capital expenditures           $     766  $     374  $  2,041      $   3,181
Depreciation and amortization  $   4,142  $     995  $    240      $   5,377

                                             Fiscal  1999
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenue                        $ 648,924  $ 103,821  $  4,012      $ 756,757
Income from operations         $  22,954  $  21,111  $  1,446      $  45,511
Total assets                   $ 229,903  $  55,043  $ 48,195      $ 333,141
Capital expenditures           $   3,435  $     492  $    722      $   4,649
Depreciation and amortization  $   4,986  $   1,342  $  1,185      $   7,513

     Concentrations - During fiscal 1999, approximately 32.2% of the Company's total net sales and revenues were derived from its top ten customers.

                        POMEROY COMPUTER RESOURCES, INC.

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