Form 10-K/A
period 2000-01-05
POMEROY COMPUTER RESOURCES INC
filed 2000-05-05
CIK 883979

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

                         Commission file number 0-20022

                        POMEROY COMPUTER RESOURCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                         31-1227808
--------                                                         ----------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or  organization)                                            Identification No.)


1020  Petersburg  Road,  Hebron,  Kentucky                         41048
------------------------------------------                         -----
(Address  of  principal  executive  offices)                    (Zip  Code)

Registrant's  telephone number, including area code               (606) 586-0600
                                                                  --------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
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

YES      X      NO
       ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock of the Registrant held by non affiliates was $159,921,529 as of April 12, 2000.

The number of shares outstanding of the Registrant's common stock as of April 12, 2000 was 12,094,226.



The following items were incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting the Shareholders but are now being filed by this Amendment on Form 10K/A to the Company's Annual Report on Form 10-K.

                                    PART III


ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

The following table sets forth certain information with respect to each person who is a director or executive officer of the Company:

NAME                   AGE  POSITION
David B. Pomeroy, II    50  Chairman of the Board, President and Chief Executive Officer

Stephen E. Pomeroy      31  Director, Chief Financial Officer and Treasurer

Timothy E. Tonges       37  Executive Vice President of Sales & Operations

Victor Eilau            41  President, Technology Integration Financial Services, Inc.

James C. Eck            51  Vice President of Sales and Marketing

James H. Smith, III     49  Director

David W. Rosenthal      48  Director

Michael E. Rohrkemper   53  Director

William Lomicka         63  Director

Vincent D. Rinaldi      51  Director


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

Timothy E. Tonges joined the Company in March 1991 and was named Executive Vice President of Sales and Operations in March of 1999. From 1991 until 1999, Mr Tonges served the Company in several capacities including Sales Manager and Branch Manager for the Cincinnati, Ohio branch office and Director of Sales for the Company's Northern Region.

James C. Eck joined the Company in September 1995 and was made Vice President of Sales effective February 1996. From 1983 until 1995, Mr. Eck was employed by
Canon USA Incorporated, a New York-based manufacturer of digital and analog office equipment, and served as the director and general manager of the National Accounts Division Office Equipment Group for Canon since 1991.

Victor Eilau joined the Company in July 1997 and was made President of Technology Integration Financial Services, Inc. (a wholly-owned subsidiary of the Company). From 1986 through July 1997, Mr. Eilau was a Vice President of Comdisco, Inc.

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

William H. Lomicka was elected to the Board of Directors effective January 7, 1999. Mr. Lomicka is chairman of Coulter Ridge Capital, Inc. a private investment firm, a position he has held since 1999. Between 1989 and 1999, he was president of Mayfair Capital, Inc., a private investment firm. Mr. Lomicka is a Director of Vencor, Inc.

Vincent D. Rinaldi was elected to the Board of Directors effective June 9, 1999. Mr. Rinaldi is president of Information Leasing Corporation ("ILC") and Procurement Alternatives Corporation ("PAC"), both wholly-owned subsidiaries of Provident Financial Group, Inc. ("Provident"). The combined companies finance and manage equipment for a wide range of companies. Mr. Rinaldi was the founder of ILC in 1984 prior to the acquisition by Provident in 1996. Mr. Rinaldi is currently a director of Thrucom, Inc., Qsys International Inc. and Infonet Inc.

Stephen E. Pomeroy is the son of David B. Pomeroy, II. There are no other family relationships among the Company's directors and executive officers.

BOARD  OF  DIRECTORS

There were four meetings of the Board of Directors in 1999. Each member of the Board of Directors attended at least seventy-five percent (75%) of the aggregate of the total number of meetings of the Board and committees on which he served.

                      Committees of the Board of Directors
                      ------------------------------------

The Company has a standing audit committee, which held two meetings during 1999, composed of two non-employee directors, Messrs. Smith and Rohrkemper, and Mr. David B. Pomeroy, Chairman of the Board, President and Chief Executive Officer. The audit committee consults with the independent auditors regarding their examination of the financial statements of the Company and regarding the adequacy of internal controls. It reports to the Board of Directors on these matters and recommends the independent auditors to be designated for the ensuing year.

The  Company  does  not  have  a  standing  nominating  committee.

The Company has a standing compensation committee which held one meeting during 1999, composed of two non-employee directors, Messrs. Smith, Rohrkemper, and Mr. David B. Pomeroy. This committee reviews the compensation paid by the Company and makes recommendations on these matters to the Board of Directors.

In 1999, the Company had a standing stock option committee consisting of Messrs. Rosenthal, Rohrkemper and Smith. This committee administers the 1992 Non-Qualified and Incentive Stock Option Plan. During fiscal 1999, this committee held no formal meeting.


             Section 16(a) Beneficial Ownership Reporting Compliance
             -------------------------------------------------------

Mr. David B. Pomeroy, Chief Executive Officer for the Company, failed to file one Form 4 with respect to 50,000 options that were granted on December 15, 1999 with an exercise price of $10.69 per share in December 1999. The transaction was subsequently reported on a Form 5 filed with respect to 1999.

Mr. Timothy E. Tonges, Executive Vice President of Sales and Operations for the Company, failed to file one Form 4 with respect to 50 shares of common stock purchased through the Company's Employee Stock Purchase Plan with a purchase price of $11.79 per share in July 1999. The transaction was subsequently reported on a Form 5 with respect to 1999. Mr. Timothy Tonges filed an amended Form 3 with respect to correctly reporting 3,750 options granted on January 6, 1997 with an exercise price of $22.79 per share and reporting 25,000 options that were granted on April 16, 1999 with an exercise price of $12.25.

Mr. Victor Eilau, President of TIFS, filed a late Form 4 with respect to 1,000 shares of common stock purchased through the Company's Employee Stock Purchase Plan with a purchase price of $11.79 per share on July 1, 1999.

Dr. David W. Rosenthal, director, filed late Form 4s with respect to 2,000 options granted to his spouse on March 31, 1999 with an exercise price of $12.47 per share, 20,000 options granted to his spouse on May 11, 1999 with an exercise price of $11.75 per share, 75 shares of common stock purchased through the Company's Employee Stock Purchase Plan with a purchase price of $11.79 per share on July 1, 1999, and 1,000 shares sold with a purchase price of $13.75 per share on August 25, 1999.

ITEM  11.  EXECUTIVE  COMPENSATION

                 SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION
                 ----------------------------------------------

The following table is a summary for the fiscal years 1997, 1998 and 1999 of certain information concerning the compensation paid or accrued by the Company to the Chief Executive Officer and to each person who at any time during 1999 was an executive officer of the Company and whose aggregate salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers").

                              Summary Compensation Table

                                                                           Long Term
                                        Annual Compensation            Compensation Awards
                                -------------------------------------  -------------------
Name and Principal                                       Other Annual   Stock Options
Position                  Year  Salary (1)     Bonus     Compensation       # (2)
------------------------  ----  -----------  ---------  --------------  --------------
David B. Pomeroy          1999     $475,000  $500,000               -         125,000
CEO                       1998     $475,000   -    (3)              -          25,000
                          1997     $395,000  $720,000               -          25,000

Stephen E. Pomeroy        1999     $208,332  $255,000      $38,966 (4)              -
CFO                       1998     $125,000   $52,000      $38,504 (4)         45,000
                          1997     $115,000   $41,324      $18,500 (4)         30,000

Timothy E. Tonges         1999     $140,096   $74,500      $64,996 (5)         25,000
Executive Vice President  1998     $120,000   $43,400      $88,932 (5)          6,000
of Sales & Operations     1997     $120,000   $78,600       $5,932 (5)          3,750

James C. Eck              1999     $192,500    $9,000      $52,835 (6)              -
Vice President of         1998     $192,500   $16,000      $35,668 (6)          5,000
Sales                     1997     $175,000   $34,400      $31,067 (6)         10,000

Victor Eilau              1999     $350,000   $75,000               -          25,000
President, Technology     1998     $294,665   $46,934               -          10,000
Integration Financial     1997     $124,800   $50,000               -          15,000
Services, Inc.

(1) Includes amounts deferred at the direction of the executive officer pursuant to the Company's 401(k) Retirement Plan.
(2) Unless otherwise noted, all stock options are awarded based on the fair market value of the Company's common stock at the time of grant. Represents options granted during fiscal years 1999, 1998 and 1997.
(3)     Excludes  $300,000  of  incentive  cash  bonus  that  was  forgone.
(4)     Represents amounts accrued pursuant to deferred compensation agreements.
(5) Includes commissions of $50,000, and $73,000 in 1999 and 1998, respectively. Includes amounts accrued pursuant to deferred compensation agreements of $14,996, $15,932 and $5,932 in 1999, 1998 and 1997,
        respectively.
(6)     Includes  commissions  of $19,500, $19,000 and $14,400 in 1999, 1998 and
        1997, respectively. Includes amounts accrued pursuant to deferred compensation agreements of $33,335, $16,668 and $16,667 in 1999, 1998 and 1997, respectively.

                      Individual Grants
----------------------------------------------------------------------------------
                                                                                     Potential Realizable Value
                                                                                          at Assumed Annual
                      No. of Shares of   Percent of Total                               Rates of Stock Price
                        Common Stock     Options Granted to  Exercise or             Appreciation for Option Term
                     Underlying Options    Employees         Base Price  Expiration  ----------------------------
Name                       Granted       in Fiscal Year        ($/Sh)      Date          5%              10%
--------------------  -----------------  ------------------  ----------  ----------  -------------  ------------
David B. Pomeroy, II            25,000            3.18%         $ 21.78  01/06/2004       $150,435     $332,422
                                50,000            6.35%         $ 21.78  02/17/2004       $300,871     $664,845
                                50,000            6.35%         $ 10.69  12/15/2004       $147,672     $326,317

Stephen E. Pomeroy                 -               -            $     -           -       $      -     $      -

Timothy E. Tonges               25,000            3.18%         $ 12.25  04/16/2001       $ 31,390     $ 64,313

James C. Eck                       -               -            $     -           -       $      -     $      -

Victor Eilau                    25,000            3.18%         $ 12.25  04/16/2001       $ 31,390     $ 64,313


         AGGREGATE STOCK OPTION EXERCISES IN YEAR ENDED JANUARY 5, 2000
                        AND YEAR-END STOCK OPTION VALUES

The following table sets forth information concerning aggregated option exercises in fiscal year 1999 and the number and value of unexercised options held by each of the Named Executive Officers at January 5, 2000.

                                                         No. of Securities
                                                      Underlying Unexercised     Value of Unexercised
                                                            Options at          In-the-Money Options at
                                                          January 5, 2000           January 5, 2000
                                                                (#)                       ($)
                          Shares                       -----------------------  -------------------------
                         Acquired          Value           Exercisable/              Exercisable/
Name                  on Exercise (#)  Realized ($)        Unexercisable             Unexercisable
--------------------  ---------------  -------------  -----------------------  -------------------------
David B. Pomeroy, II           20,000  $     213,814               240,875/ 0  $             495,100/ $0

Stephen E. Pomeroy                  -  $           -              116,625 / 0  $             316,530/ $0

Timothy E. Tonges                   -  $           -               34,750 / 0  $              12,500/ $0

James C. Eck                        -  $           -                5,000 / 0  $                  0 / $0

Victor Eilau                        -  $           -               50,000 / 0  $              12,500/ $0

                         Submitted by Board of Directors

COMPENSATION  OF  THE  BOARD  OF  DIRECTORS

Each director who is not an employee of the Company, except for Mr. Smith, receives a quarterly retainer of Two Thousand Dollars ($2,000) plus Five Hundred Dollars ($500) for each Board of Directors meeting attended (including as part of each such meeting any committee meetings held on the same date), and Five Hundred Dollars ($500) for any committee meetings attended which were not held on the same date as a Board of Directors meeting. Beginning with the fourth quarter of fiscal 1993, the amount earned by such directors is automatically deposited by the Company, on a quarterly basis, into a broker account established for each such Director unless the Director requests receipt of the cash instead. The broker is directed to utilize the funds deposited for each Director to purchase shares of Common Stock of the Company on the open market. Mr. Smith's law firm, Lindhorst & Dreidame Co., L.P.A., is compensated for his time in attendance at Directors' Meetings based on his hourly rate.

EMPLOYMENT  AGREEMENTS

David B. Pomeroy, II, the Chairman of the Board and Chief Executive Officer of the Company, has an employment agreement with the Company for a term of three years, which is extended on a daily basis resulting in a perpetual three year term.

Effective January 6, 1999, Mr. David B. Pomeroy entered into an Eighth Amendment to the Employment Agreement with the Company (the "Eighth Amendment"). Mr. David
B. Pomeroy's compensation under the Eighth Amendment consisted of a base salary of $475,000 for fiscal 1999 and each subsequent fiscal year unless modified by the Compensation Committee. Under the Eighth Amendment, Mr. David B. Pomeroy was entitled to a cash bonus of up to a maximum of $500,000 and up to a maximum of 75,000 non-qualified stock options in fiscal 1999 based upon the Company's operating income. Mr. David B. Pomeroy may also be paid a discretionary bonus under any compensation, benefit or management incentive plan. Fifty percent of any discretionary bonus would be paid in cash and fifty percent would be treated as incentive deferred compensation.

Under the amended Employment Agreement, the Company has agreed to pay all premiums for a term life insurance policy with a death benefit equal to $3,000,000 insuring the life of Mr. David B. Pomeroy. The owner and beneficiary of this term life insurance policy is a trust established by Mr. David B.
Pomeroy. The Company and the trust entered into a split dollar arrangement whereunder the Company will pay all premiums on a whole life insurance policy with a death benefit equal to $2,000,000 insuring the life of Mr. David B. Pomeroy, less the reportable economic benefit to the trust.

In addition, the Company pays Mr. David B. Pomeroy (or to a legal entity controlled by him) $7,916.67 per month during the term of the Agreement, for the business use of real estate owned by Mr. David B. Pomeroy in Arizona. In the event of a change of control (as defined in the Agreement), the Company is required to provide Mr. David B. Pomeroy with 100 hours of flight time on a private air carrier for business use per year for the term of the agreement. Currently the cost of one hour of flight time ranges from $1,400 to $2,300 depending on various factors.

Effective January 6, 2000, Mr. David B. Pomeroy entered into a Ninth Amendment to the Employment Agreement with the Company (the "Ninth Amendment"). Under the Ninth Amendment, Mr. David B. Pomeroy was awarded, with an effective date of December 15, 1999, an option to acquire 50,000 shares of the common stock of the Company at the per share price equal to the fair market value of a share of Common Stock on December 15, 1999.

Mr. David B. Pomeroy also has a supplemental executive compensation agreement which provides supplemental income up to $50,000 per year, subject to a seven year vesting schedule, for a period of ten years commencing on the earliest to occur of the following events: (i) death, (ii) disability, (iii) retirement, or
(iv) the expiration of the seven year period beginning on January 6, 1995, the effective date of the agreement. The supplemental compensation vests over the initial seven year period according to the schedule set forth in the supplemental executive compensation agreement. Mr. David B. Pomeroy shall be entitled to 100% vesting in the event of his death or disability prior to the end of the seven year period. In the event of his retirement prior to the end of the seven year vesting period, Mr. David B. Pomeroy shall be entitled to the amount vested on the date of such retirement pursuant to the agreement. All payments shall be paid out according to the ten year payment plan.

Mr. Stephen E. Pomeroy's employment agreement with Pomeroy Select has a term of three years, which is extended on a daily basis resulting in a perpetual three year term. Effective September 1, 1999, Mr. Stephen Pomeroy's entered into the First amendment into his employment agreement which provided Mr. Pomeroy with an annual base salary of $275,000. Such base salary shall be in effect during the term of the employment agreement unless modified by the Compensation Committee. Pursuant to the employment agreement, Mr. Stephen Pomeroy is eligible to earn up to $100,000 in quarterly bonuses and a $100,000 annual bonus upon Pomeroy Select meeting certain predetermined goals. Any such annual bonus deemed earned by Mr. Stephen Pomeroy pursuant to the terms and conditions of the employment agreement shall be paid as incentive deferred compensation, which is subject to a five year vesting schedule. Section 5(e) of the employment agreement provides Pomeroy Select with the discretion to provide Mr. Stephen Pomeroy with compensation or benefits in addition to those referenced herein above. Under the First Amendment to his Employment Agreement, Pomeroy Select agreed to provide Mr. Stephen Pomeroy with an additional cash bonus of $200,000 for his performance in identifying various acquisition candidates and implementing the acquisition of various entities or their assets on behalf of Pomeroy Select and the Company during fiscal year 1999.

Mr. Eck and Mr. Tonges are not currently parties to employment agreements with the Company.

Mr. Eilau, President of TIFS, a wholly-owned subsidiary of the Company, has an employment agreement with the Company extending from July 6, 1997 to July 5, 2000, which is extended annually for successive one-year periods unless either party gives 30 days written notice of termination. Mr. Eilau's compensation under the agreement consists of a base annual salary of $350,000 in deferred compensation based on Company revenues and pre-tax income and cash bonuses based on TIFS pre-tax income.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

In fiscal 1999, the Compensation Committee consisted of David B. Pomeroy, II, James H. Smith, III, and Michael E. Rohrkemper. Mr. David B. Pomeroy is the Chief Executive Officer of the Company.

The Company's principal executive offices and distribution facility comprised of approximately 36,000 and 161,417 square feet of space, respectively are located in Hebron, Kentucky. These facilities are leased from Pomeroy Investments, LLC ("Pomeroy Investments"), a Kentucky limited liability company controlled by David B. Pomeroy, II, Chief Executive Officer of the Company, under a ten year triple-net lease agreement which expires in May 2006. The lease agreement provides for 2 five year renewal options. During fiscal 1999, Pomeroy Investments entered into a contract to begin construction of an additional
22,000 square feet of executive office space for the Company's use. The Company's Board of Directors has approved the transaction and the Company entered into an amended lease agreement with Pomeroy Investments on March 24, 2000, which provides that the lease term for the existing executive offices and distribution facility, which currently has approximately six years remaining, shall be extended and the new lease term for the existing executive offices, the distribution facility and the additional executive offices shall be for a ten-year period beginning upon the completion of the construction. It is anticipated that the construction will be complete and the amended lease will be effective in the summer of 2000. The terms of the amended lease were determined on the basis of the rental rates of comparable rental properties provided by an independent real estate company.

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

The Company pays Mr. Pomeroy approximately $7,900 per month for the business use of real estate owned by Mr. Pomeroy in Arizona.

James H. Smith, a director of the Company, is a shareholder in the law firm of Lindhorst & Dreidame Co., L.P.A. Lindhorst & Dreidame Co. serves as general counsel to the Company. The legal services provided by Lindhorst & Dreidame Co. constituted less than 5% of the firm's business in 1999.

Mr. Rinaldi, a director of the Company, is the president of Information Leasing Corporation ("ILC"), a wholly-owned subsidiary of Provident Financial Group, Inc. Since 1992, the Company has participated in a Remarketing and Agency Agreement ("Agreement") with ILC whereby the Company obtains rights to 50% of lease residual values for services rendered in connection with locating the lessee, selling the equipment to ILC and agreeing to assist in remarketing the used equipment. During fiscal 1999 the Company sold equipment and related support services to ILC, for lease to ILC's customers, in the amount of $2.5 million. The Company also obtained rights to lease residuals from ILC in the amount of $117 thousand in fiscal 1999. In the first quarter of fiscal 2000, Technology Integration Financial Services, Inc. ("TIFS"), a wholly-owned subsidiary of the Company, sold certain leases to ILC for $5.0 million.


                             EXECUTIVE COMPENSATION

                      REPORT OF THE COMPENSATION COMMITTEE
                      ------------------------------------

The Compensation Committee of the Board of Directors is currently composed of two (2) non-employee directors, Messrs. Smith and Rohrkemper, and Mr. Pomeroy, Chairman of the Board, President and Chief Executive Officer. The Committee is responsible for the establishment and oversight of the Company's Executive Compensation Program. This program is designed to meet the objectives of attracting, retaining and motivating executive employees and providing a balance of short term and long term incentives that can recognize individual contributions from an executive and the overall operating and financial results of the Company. The Committee intends to review Executive Compensation on a regular basis and to compare the competitiveness of the Company's executive compensation and corporate performance with other corporations comparable to the Company. The committee believes that the significant equity interest in the Company held by the Company's management aligns the interests of the stockholders and management. Through the programs adopted by the Company a significant portion of Executive Compensation is linked to individual and corporate performance and stock price appreciation.

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

                                  BASE SALARIES

Base salaries for executives are initially determined by evaluating the duties and responsibilities of the position to be held by the individual, the experience of the executive and the competitive marketplace for executive talent. The Company has entered into Employment Agreements that establish salaries for certain executive officers. Salaries for executives and other employees are reviewed periodically and may be set at higher levels if the Company concludes that is appropriate in light of that particular individual's responsibilities, experience and performance.

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

LONG  TERM  COMPENSATION

A.  1992  NON-QUALIFIED  AND  INCENTIVE  STOCK  OPTION  PLAN

The Company's 1992 Non-Qualified and Incentive Stock Option Plan (the "Option Plan") has presently reserved for issuance an aggregate 2,350,000 common shares. The Option Plan was originally adopted to encourage ownership of common shares by officers and key employees of the Company to encourage their continued employment with the Company and to provide them with incentives to promote the success of the Company. In fiscal 1999, the Company decided to initiate programs that would provide incentives to additional employees of the Company. The Stock Option Committee of the Board of Directors grants options under and otherwise administers the Option Plan. The exercise price for options under the Option Plan must be at least one hundred percent (100%) of the fair market value of the common shares on the date of grant; provided, however, in the event that an incentive stock option is granted to an employee who owns more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or, if applicable, a subsidiary or parent corporation of the Company, the exercise price per share for such incentive stock options cannot be less than one hundred ten percent (110%) of the fair market value of the common shares on the date of grant. The exercise price of options granted under the Option Plan is payable in cash or, at the discretion of the Stock Option Committee in whole or in part, in common shares, valued at their fair market value at the date of exercise. Each option granted under the Option Plan expires on the date or dates set forth in the specific option award as determined by the Stock Option Committee in its sole discretion, but not later than ten (10) years from the date of grant. The Option Plan will terminate on February 13, 2002, but such termination will not affect any outstanding options previously granted.

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

In June 1999, the Board of Directors approved the 1998 stock purchase plan (the "1998 plan") under Section 423 of the Internal Revenue Code of 1986, as amended. The 1998 plan provides substantially all employees of the Company with an opportunity to purchase through payroll deductions up to 2,000 shares of common stock of the Company with a maximum market value of $25,000. The purchase price is determined by whichever of two prices is lower: 85% of the closing market price of the Company's common stock in the first trading date of an offering period (grant date), or 85% of the closing market price of the Company's common stock in the last trading date of an offering period (exercise date). 100,000 shares of the common stock of the Company are reserved for issuance under the 1998 plan. The Board of Directors of the Company may any time terminate or amend the 1998 plan. The 1998 plan will terminate twenty years from the effective date unless sooner terminated.

                      CHIEF EXECUTIVE OFFICER COMPENSATION

Mr. David B. Pomeroy served as Chairman of the Board and Chief Executive Officer throughout fiscal 1999. Mr. Pomeroy's compensation, which includes an annual salary, bonuses and stock options, was determined in accordance with the terms of the Eighth Amendment to his Employment Agreement. The Eighth Amendment, which established the performance criteria for fiscal 1999, was adopted by the Compensation Committee in December 1998. The Ninth Amendment to Mr. David B. Pomeroy's Employment agreement, which will establish the performance criteria for fiscal 2000, was adopted by the Compensation Committee in January 2000. The terms of Mr. David B. Pomeroy's Employment Agreement and any amendments thereto are based on the factors described above including a review of the compensation paid to executives of comparable companies.


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

                      POMEROY  S&P500  NASDAQ  INDUSTRIAL
                      -------  ------  ------  ----------
                      DEC-94   100     100          100
                      DEC-95   138.8   134.11       128
                      DEC-96   607.6   161.28       147.2
                      DEC-97   465.6   211.29       208.3
                      DEC-98   574.5   267.64       290.9
                      DEC-99   332     319.9        539.8

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
           ---------------------------------------------------------------------

The following table sets forth certain information, as of April 12, 2000, with respect to each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding common stock, and information with respect to the beneficial ownership of its common stock by each Director, each Named Executive Officer, and by the Directors and executive officers of the Company as a group.

                                AMOUNT & NATURE OF
NAME                         BENEFICIAL OWNERSHIP (1)  % OF CLASS
---------------------------  ------------------------  -----------
David B. Pomeroy, II                    2,420,425 (2)       19.52%

Stephen E. Pomeroy                        122,201 (3)        1.00%

James C. Eck                               27,611 (4)           *

Victor Eilau                               51,787 (5)           *

Timothy E. Tonges                          55,907 (6)           *

James H. Smith, III                        15,488 (7)           *

David  W. Rosenthal                         4,053 (8)           *

Michael E. Rohrkemper                      13,022 (9)           *

William H.  Lomicka                        3,334 (10)           *

Vincent D. Rinaldi                         3,334 (10)           *

Directors and all Executive
Officers as  a Group                   2,717,162 (11)       21.44%

-----------------

*  Less  than  one  percent  (1%)

(1) The "Beneficial Owner" of a security includes any person who shares voting power or investment power with respect to such security or has the right to acquire beneficial ownership of such security within 60 days based solely on information provided to the Company.
(2) Includes 22,636 shares owned by his spouse as to which Mr. Pomeroy disclaims beneficial ownership and includes 36,417 shares held in Pomeroy Computer Resources, Inc. 401 (k) plan. Also includes 280,875 shares of Common Stock issuable upon exercise of stock options.
(3) Includes 116,625 shares of Common Stock issuable upon exercise of stock options.
(4) Includes 24,000 shares of Common Stock issuable upon exercise of stock options.
(5) Includes 50,000 shares of Common Stock issuable upon exercise of stock options.
(6) Includes 54,750 shares of Common Stock issuable upon exercise of stock options.
(7) Includes 11,877 shares of Common Stock issuable upon exercise of stock options.
(8) Includes 301 shares of Common Stock owned by his spouse as to which Dr. Rosenthal disclaims beneficial ownership and includes 3,752 shares of Common Stock issuable upon exercise of stock options.
(9) Includes 247 shares of Common Stock held by Rohrkemper & Ossege Ltd., a partnership in which Mr. Rohrkemper has a 60% interest. Also includes 8,959 shares of Common Stock issuable upon exercise of stock options.
(10) Includes 3,334 shares of Common Stock issuable upon exercise of stock options.
(11) Includes 557,506 shares of Common Stock issuable upon exercise of stock options, 22,937 shares of Common stock owned by Mr. David B. Pomeroy's spouse and Dr. David W. Rosenthal's spouse, and 247 shares of stock owned by Rohrkemper & Ossege Ltd.

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

Mr. Rinaldi, a director of the Company, is the president of Information Leasing Corporation ("ILC"), a wholly-owned subsidiary of Provident Financial Group,
Inc.   See  "Compensation  Committee  Interlocks  and  Insider  Participation".

Addie W. Rosenthal, the spouse of Dr. Rosenthal, a member of the Board of Directors, served as Vice President of Marketing and Investor Relations for the Company until November 10, 1999.


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


                                              POMEROY COMPUTER RESOURCES, INC.
                                              --------------------------------
                                                          (Registrant)


Date:  May 5, 2000                            /s/  Stephen  E. Pomeroy
                                              --------------------------------
                                              Stephen  E.  Pomeroy
                                              Chief  Financial  Officer  and
                                              Chief  Accounting  Officer