Form 10-Q
period 2000-04-05
POMEROY COMPUTER RESOURCES INC
filed 2000-05-17
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For  the  quarterly  period  ended  April  5,  2000


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

YES  ___X___NO___
The number of shares of common stock outstanding as of April 30, 2000 was 12,094,226.


                                     1 of 11

                        POMEROY COMPUTER RESOURCES, INC.

                                TABLE OF CONTENTS

Part  I.     Financial  Information

             Item 1.          Financial Statements:                         Page
                                                                            ----
                              Consolidated Balance Sheets as of
                              January 5, 2000 and April 5, 2000               3

                              Consolidated Statements of Income for
                              the Three Months Ended April 5, 1999 and 2000   5

                              Consolidated Statements of Cash Flows
                              for the Three Months Ended April 5, 1999
                              and 2000                                        6

                              Notes to Consolidated
                              Financial Statements                            7

                              Management's Discussion and
                              Analysis of Financial Condition
             Item 2.          and Results of Operations                       9

Part II.     Other Information                                               11

SIGNATURE                                                                    11


                                     2 of 11

                        POMEROY COMPUTER RESOURCES, INC.
                         CONSOLIDATED  BALANCE  SHEETS

(in thousands)                                                 January 5,   April 5,
                                                                  2000        2000
                                                               -----------  ---------
ASSETS
Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,737  $      64

Accounts receivable:
   Trade, less allowance of $504 and $371 at January 5, 2000
      and April 5, 2000, respectively . . . . . . . . . . . .      129,734    128,418
   Vendor receivables, less allowance of $1,902 at
      January 5, 2000 and April 5, 2000, respectively . . . .       57,309     51,608
   Net investment in leases . . . . . . . . . . . . . . . . .       14,937     20,682
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .          681        552
                                                               -----------  ---------
         Total receivables. . . . . . . . . . . . . . . . . .      202,661    201,260
                                                               -----------  ---------

Inventories . . . . . . . . . . . . . . . . . . . . . . . . .       38,858     27,778
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,819      4,914
                                                               -----------  ---------
         Total current assets . . . . . . . . . . . . . . . .      247,075    234,016
                                                               -----------  ---------

Equipment and leasehold improvements. . . . . . . . . . . . .       25,276     25,742
Less accumulated depreciation . . . . . . . . . . . . . . . .        9,804     10,681
                                                               -----------  ---------
         Net equipment and leasehold improvements . . . . . .       15,472     15,061
                                                               -----------  ---------

Net investment in leases. . . . . . . . . . . . . . . . . . .       29,183     28,123
Goodwill and other intangible assets. . . . . . . . . . . . .       39,344     38,915
Other assets. . . . . . . . . . . . . . . . . . . . . . . . .        2,067      4,986
                                                               -----------  ---------
         Total assets.. . . . . . . . . . . . . . . . . . . .  $   333,141  $ 321,101
                                                               ===========  =========

                 See notes to consolidated financial statements.


                                     3 of 11

                        POMEROY COMPUTER RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

(in thousands)                                                       January 5,   April 5,
                                                                        2000        2000
                                                                     -----------  ---------
LIABILITIES & EQUITY

Current liabilities:
   Current portion of notes payable . . . . . . . . . . . . . . . .  $    11,337  $  21,278
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       92,454     72,929
   Bank notes payable . . . . . . . . . . . . . . . . . . . . . . .       69,027     44,730
   Other current liabilities. . . . . . . . . . . . . . . . . . . .       13,131     14,126
                                                                     -----------  ---------
         Total current liabilities. . . . . . . . . . . . . . . . .      185,949    153,063
                                                                     -----------  ---------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,971     18,470

Equity:
   Preferred stock (no shares issued or outstanding). . . . . . . .            -          -
   Common stock (11,843 and 12,092 shares issued and outstanding
      at January 5, 2000 and April 5, 2000, respectively) . . . . .          118        121
   Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .       66,743     69,801
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .       73,682     79,968
                                                                     -----------  ---------
                                                                         140,543    149,890
   Less treasury stock, at cost  (31 shares at January 5, 2000 and
      April 5, 2000). . . . . . . . . . . . . . . . . . . . . . . .          322        322
                                                                     -----------  ---------
      Total equity. . . . . . . . . . . . . . . . . . . . . . . . .      140,221    149,568
                                                                     -----------  ---------
      Total liabilities and equity. . . . . . . . . . . . . . . . .  $   333,141  $ 321,101
                                                                     ===========  =========

                 See notes to consolidated financial statements.


                                     4 of 11

                        POMEROY COMPUTER RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)             Three Months Ended
                                         --------------------------------
                                               April 5,         April 5,
                                                 1999             2000
                                         --------------------  ----------
Net sales and revenues. . . . . . . . .  $           163,924   $ 211,578
Cost of sales and service . . . . . . .              141,065     184,801
                                         --------------------  ----------
         Gross profit . . . . . . . . .               22,859      26,777
                                         --------------------  ----------

Operating expenses:
   Selling, general and administrative.               11,363      12,806
   Rent expense . . . . . . . . . . . .                  706         792
   Depreciation . . . . . . . . . . . .                1,095       1,025
   Amortization . . . . . . . . . . . .                  623         912
                                         --------------------  ----------
         Total operating expenses . . .               13,787      15,535
                                         --------------------  ----------

Income from operations. . . . . . . . .                9,072      11,242
                                         --------------------  ----------

Other expense (income):
   Interest expense.. . . . . . . . . .                  785         928
   Miscellaneous. . . . . . . . . . . .                  (29)        (48)
                                         --------------------  ----------
         Total other expense. . . . . .                  756         880
                                         --------------------  ----------

   Income before income tax . . . . . .                8,316      10,362

   Income tax expense . . . . . . . . .                3,248       4,076
                                         --------------------  ----------

   Net income . . . . . . . . . . . . .  $             5,068   $   6,286
                                         ====================  ==========

Weighted average shares outstanding:
   Basic. . . . . . . . . . . . . . . .               11,692      11,883
                                         ====================  ==========
   Diluted. . . . . . . . . . . . . . .               11,858      12,138
                                         ====================  ==========

Earnings per common share:
   Basic. . . . . . . . . . . . . . . .  $              0.43   $    0.53
                                         ====================  ==========
   Diluted. . . . . . . . . . . . . . .  $              0.43   $    0.52
                                         ====================  ==========

                 See notes to consolidated financial statements.


                                     5 of 11

                        POMEROY COMPUTER RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                             Three Months Ended
                                                  --------------------------------
                                                        April 5,         April 5,
                                                          1999             2000
                                                  --------------------  ----------
Cash Flows from Operating Activities:
   Net cash flows used in operating activities .  $            (3,043)  $    (501)

Cash Flows from Investing Activities:
   Capital expenditures. . . . . . . . . . . . .                 (956)     (1,008)
   Acquisition of assets, net of cash acquired .                  (52)       (368)
                                                  --------------------  ----------
Net investing activities . . . . . . . . . . . .               (1,008)     (1,376)
                                                  --------------------  ----------

Cash Flows from Financing Activities:
Net borrowings (payments) on bank notes payable.                3,489     (24,298)
Net borrowings (payments) on notes payable . . .               (1,729)     21,441
Proceeds from exercise of stock options. . . . .                  135       3,061
                                                  --------------------  ----------

   Net financing activities. . . . . . . . . . .                1,895         204
                                                  --------------------  ----------

Decrease in cash . . . . . . . . . . . . . . . .               (2,156)     (1,673)

Cash:
   Beginning of period . . . . . . . . . . . . .                3,962       1,737
                                                  --------------------  ----------

   End of period . . . . . . . . . . . . . . . .  $             1,806   $      64
                                                  ====================  ==========

                 See notes to consolidated financial statements.


                                     6 of 11

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis  of  Presentation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the three-month period ended April 5, 2000 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2001.

2.   Cash  and  Bank  Notes  Payable

     The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as a payment towards the Company's credit facility. As a result, the Company maintains minimal cash in its bank account. At January 5 and April 5, 2000, bank notes payable include $19.1 million and $22.0 million, respectively, of overdrafts in accounts with a participant bank to the Company's credit facility. These amounts were subsequently funded through the normal course of business.

3.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                                   Three  Months  Ended  April  5,
                             ---------------------------------------
                                   1999               2000
                             ------------------  -------------------
                                     Per Share            Per Share
                             Shares    Amount    Shares    Amount
                             ------  ----------  ------  -----------
         Basic EPS           11,692  $     0.43  11,883  $     0.53
         Effect of dilutive
           Stock options        166           -     255       (0.01)
                             ------  ----------  ------  -----------
         Diluted EPS         11,858  $     0.43  12,138  $     0.52
                             ======  ==========  ======  ===========

4.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                                   Three Months Ended April 5,
                                  -----------------------------
                                          1999    2000
                                        -------  -------
         Interest paid                  $    793  $  927
                                        ========  ======
         Income taxes paid              $    589  $1,386
                                        ========  ======
         Adjustments to purchase price
          of acquisition assets         $  1,740  $    -
                                        ========  ======

5.   Related  Parties

     A director of the Company is president of Information Leasing Corporation ("ILC"). In the first quarter of fiscal 2000, the Company sold certain leases to ILC for $5.0 million.


                                     7 of 11

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


7.   Segment  Information

     Summarized  financial  information   concerning  the  Company's  reportable
     segments is shown in the following table. (in thousands)


                                             Three  Months  Ended  April  5,  1999
                                        ---------------------------------------------
                                        Products   Services   Leasing   Consolidated
                                        ---------  ---------  --------  -------------
         Revenues                       $ 140,799  $  22,255  $    870  $     163,924
         Income from operations             3,880      4,847       345          9,072
         Total assets                     180,404     51,231    25,572        257,207
         Capital expenditures                 349        222       385            956
         Depreciation and amortization      1,179        308       231          1,718

                                             Three Months Ended April 5, 2000
                                        ---------------------------------------------
                                        Products   Services   Leasing   Consolidated
                                        ---------  ---------  --------  -------------
         Revenues                       $ 178,036  $  30,165  $  3,377  $     211,578
         Income from operations             3,920      6,009     1,313         11,242
         Total assets                     206,947     54,082    60,072        321,101
         Capital expenditures                 951         57         -          1,008
         Depreciation and amortization      1,513        354        70          1,937


                                     8 of 11

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

                        POMEROY COMPUTER RESOURCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues increased $47.7 million, or 29.1%, to $211.6 million in the first quarter of fiscal 2000 from $163.9 million in the first quarter of fiscal 1999. This increase was attributable to an increase in sales to existing and new customers. This increase also reflects an increase in sales volume with unit prices relatively stable in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. Products and leasing sales increased $39.7 million, or 28.0%, to $181.4 million in the first quarter of fiscal 2000 from $141.7 million in the first quarter of fiscal 1999. Service revenues increased $7.9 million, or 35.5%, to $30.2 million in the first quarter of fiscal 2000 from $22.3 million in the first quarter of fiscal year 1999.

GROSS MARGINS. Gross margin decreased to 12.7% in the first quarter of fiscal 2000 as compared to 13.9% in the first quarter of fiscal 1999. This decrease in gross margin resulted primarily from the Company's decision to obtain new business and increase sales by aggressively pricing certain products and services. Service revenues increased to 14.3% of total net sales and revenues in the first quarter of fiscal 2000 compared to 13.6% of total net sales and revenues in the first quarter of fiscal 1999. Service gross margin increased to 45.2% of total gross margin in the first quarter of fiscal 2000 from 42.7% in the first quarter of fiscal 1999. This increase in the percentage of service gross margin to total gross margin was primarily due to the increase in higher-margin service revenues. Factors that may have an impact on gross margin in the future include the further decline of unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and personnel utilization rates.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues decreased to 6.4% in the first quarter of fiscal 2000 from 7.4% in the first quarter of fiscal 1999. This decrease is primarily due to the growth in net sales and revenues exceeding the growth in selling, general and administrative expenses. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 7.3% in the first quarter of fiscal 2000 from 8.4% in the first quarter of fiscal 1999 for the reason noted above and offset by the increase in amortization expense as a result of acquisitions.

INCOME FROM OPERATIONS. Income from operations increased $2.1 million, or 23.9%, to $11.2 million in the first quarter of fiscal 2000 from $9.1 million in the first quarter of fiscal 1999. The Company's operating margin decreased to 5.3% in the first quarter of fiscal 2000 as compared to 5.5% in the first quarter of fiscal 1999. This decrease is primarily due to the decrease in the Company's gross margin.

INTEREST EXPENSE. Interest expense increased $0.1 million, or 18.2%, to $0.9 million in the first quarter of fiscal 2000 from $0.8 million in the first quarter of fiscal 1999. This increase is primarily due to the Company's overall increase in debt borrowings in the first quarter of fiscal 2000.


                                     9 of 11

INCOME TAXES. The Company's effective tax rate was 39.3% in the first quarter of fiscal 2000 compared to 39.1% in the first quarter of fiscal 1999.

NET INCOME. Net income increased $1.2 million, or 24.0%, to $6.3 million in the first quarter of fiscal 2000 from $5.1 million in the first quarter of fiscal 1999 due to the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $0.5 million in the first three months of fiscal 2000. Cash used in investing activities was $1.4 million which included $1.0 million for capital expenditures and $0.4 million for acquisitions completed in fiscal 1999. Cash provided by financing activities was $0.2 million which included $21.4 million of net borrowings on notes payable, $3.1 million from the exercise of stock options and $24.3 million of net payments on bank notes payable.

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At April 5, 2000, these lines of credit totaled $72.0 million, including $60.0 million with Deutsche Financial Services ("DFS") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the DFS floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on either thiry-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company's financing of receivables is provided through a portion of its credit facility with DFS. The credit facility provides a credit line of $80.0 million for accounts receivable financing. The accounts receivable portion of the credit facility carries a variable interest rate based on the prime rate less 125 basis points. At April 5, 2000, the amount outstanding was $44.7 million, including $22.0 million of overdrafts on the Company's books in accounts at a participant bank on the credit facility, which was at an interest rate of 7.75%. The overdrafts were subsequently funded through the normal course of business. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants.

During the first quarter of fiscal 2000, the Company increased the leasing activity through its wholly-owned leasing subsidiary, TIFS. This increased leasing activity during the first quarter of fiscal 2000 resulted in $22.4 million in increased net borrowings under the Company's notes payable. The funding of the Company's net investment in sales-type leases is provided by various financial institutions on a nonrecourse basis. Further increases in leasing operations could impact one or more of total net sales and revenues, gross margin, operating income, net income, total debt and liquidity, depending on the amount of leasing activity and the types of leasing transactions.

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


                                    10 of 11

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

                                       POMEROY  COMPUTER RESOURCES,  INC.
                                       ----------------------------------
                                                   (Registrant)



Date:  May 17, 2000                 By:  /s/  Stephen  E.  Pomeroy
                                    ------------------------------
                                    Stephen  E.  Pomeroy
                                    Chief  Financial  Officer  and
                                    Chief  Accounting  Officer


                                    11 of 11