Form 10-Q
period 2000-07-05
POMEROY COMPUTER RESOURCES INC
filed 2000-08-11
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For  the  quarterly  period  ended  July  5,  2000


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______ to _______


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

YES  X   NO
    ---     ---
The number of shares of common stock outstanding as of August 06, 2000 was 12,190,301.


                                    1 of 16

                        POMEROY COMPUTER RESOURCES, INC.

                                TABLE OF CONTENTS



Part I.    Financial Information

           Item 1.                Financial Statements:                    Page
                                                                           ----
                                  Consolidated Balance Sheets as of           3
                                  January 5, 2000 and July 5, 2000

                                  Consolidated Statements of Income for       5
                                  the Three Months Ended July 5, 1999 and
                                  2000

                                  Consolidated Statements of Income for       6
                                  the Six Months Ended July 5, 1999 and
                                  2000

                                  Consolidated Statements of Cash Flows       7
                                  for the Six Months Ended July 5, 1999
                                  and 2000

                                  Notes to Consolidated Financial            8
                                  Statements

           Item 2.                Management's Discussion and Analysis of    11
                                  Financial Condition and Results of
                                  Operations

Part II.   Other Information                                                 14

SIGNATURE                                                                    16


                                    2 of 16

                        POMEROY COMPUTER RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

(in thousands)                                                  January 5,   July 5,
                                                                   2000        2000
                                                                -----------  --------
ASSETS
Current assets:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,737  $     78

Accounts receivable:
   Trade, less allowance of $504 and $428 at January 5, 2000
      and July 5, 2000, respectively . . . . . . . . . . . . .      129,882   147,208
   Vendor receivables, less allowance of $1,902 and $1,952 at
      January 5, 2000 and July 5, 2000, respectively . . . . .       55,347    42,373
   Net investment in leases. . . . . . . . . . . . . . . . . .       14,937    23,073
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,495     2,667
                                                                -----------  --------
         Total receivables . . . . . . . . . . . . . . . . . .      202,661   215,321
                                                                -----------  --------

Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .       38,858    36,615
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,819     4,952
                                                                -----------  --------
         Total current assets. . . . . . . . . . . . . . . . .      247,075   256,966
                                                                -----------  --------

Equipment and leasehold improvements . . . . . . . . . . . . .       25,276    27,568
Less accumulated depreciation. . . . . . . . . . . . . . . . .        9,804    11,890
                                                                -----------  --------
         Net equipment and leasehold improvements. . . . . . .       15,472    15,678
                                                                -----------  --------

Net investment in leases . . . . . . . . . . . . . . . . . . .       29,183    31,344
Goodwill and other intangible assets . . . . . . . . . . . . .       39,344    39,983
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .        2,067     2,122
                                                                -----------  --------
         Total assets. . . . . . . . . . . . . . . . . . . . .  $   333,141  $346,093
                                                                ===========  ========

                 See notes to consolidated financial statements.


                                    3 of 16

                        POMEROY COMPUTER RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


(in thousands)                                                       January 5,   July 5,
                                                                        2000        2000
                                                                     -----------  --------
LIABILITIES & EQUITY

Current liabilities:
   Current portion of notes payable . . . . . . . . . . . . . . . .  $    11,337  $ 18,440
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       92,454    81,910
   Bank notes payable . . . . . . . . . . . . . . . . . . . . . . .       69,027    58,779
   Other current liabilities. . . . . . . . . . . . . . . . . . . .       13,131    13,426
                                                                     -----------  --------
      Total current liabilities. . . . . . . . . . . . . . . . . . .     185,949   172,555
                                                                     -----------  --------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,971    15,890

Equity:
   Preferred stock (no shares issued or outstanding). . . . . . . .            -         -
   Common stock (11,843 and 12,123 shares issued and outstanding
      at January 5, 2000 and July 5, 2000, respectively). . . . . .          118       121
   Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .       66,743    70,276
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .       73,682    87,573
                                                                     -----------  --------
                                                                         140,543   157,970
   Less treasury stock, at cost  (31 shares at January 5, 2000 and
      July 5, 2000) . . . . . . . . . . . . . . . . . . . . . . . .          322       322
                                                                     -----------  --------
      Total equity. . . . . . . . . . . . . . . . . . . . . . . . .      140,221   157,648
                                                                     -----------  --------
      Total liabilities and equity. . . . . . . . . . . . . . . . .  $   333,141  $346,093
                                                                     ===========  ========

                 See notes to consolidated financial statements.


                                    4 of 16

             POMEROY COMPUTER RESOURCES, INC.

            CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except per share data)     Three Months Ended
                                         --------------------
                                         July 5,    July 5,
                                          1999       2000
                                        ---------  ---------
Net sales and revenues . . . . . . . .  $186,848   $220,910
Cost of sales and service. . . . . . .   163,140    191,387
                                        ---------  ---------
         Gross profit. . . . . . . . .    23,708     29,523
                                        ---------  ---------

Operating expenses:
   Selling, general and administrative    11,258     13,017
   Rent expense. . . . . . . . . . . .       696        764
   Depreciation. . . . . . . . . . . .       702      1,159
   Amortization. . . . . . . . . . . .       692      1,017
   Provision for doubtful accounts . .        46        100
                                        ---------  ---------
         Total operating expenses. . .    13,394     16,057
                                        ---------  ---------

Income from operations . . . . . . . .    10,314     13,466
                                        ---------  ---------

Other expense (income):
   Interest expense. . . . . . . . . .       865        903
   Miscellaneous . . . . . . . . . . .       (16)       (60)
                                        ---------  ---------
         Total other expense . . . . .       849        843
                                        ---------  ---------

   Income before income tax. . . . . .     9,465     12,623

   Income tax expense. . . . . . . . .     3,785      5,018
                                        ---------  ---------

   Net income. . . . . . . . . . . . .  $  5,680   $  7,605
                                        =========  =========

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . .    11,697     12,077
                                        =========  =========
   Diluted . . . . . . . . . . . . . .    11,791     12,240
                                        =========  =========

Earnings per common share:
   Basic . . . . . . . . . . . . . . .  $   0.49   $   0.63
                                        =========  =========
   Diluted . . . . . . . . . . . . . .  $   0.48   $   0.62
                                        =========  =========

      See notes to consolidated financial statements.


                                    5 of 16

             POMEROY COMPUTER RESOURCES, INC.

            CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)      Six Months Ended
                                         -------------------
                                         July 5,    July 5,
                                          1999       2000
                                        ---------  ---------
Net sales and revenues . . . . . . . .  $350,772   $432,488
Cost of sales and service. . . . . . .   304,205    376,188
                                        ---------  ---------
         Gross profit. . . . . . . . .    46,567     56,300
                                        ---------  ---------

Operating expenses:
   Selling, general and administrative    22,621     25,824
   Rent expense. . . . . . . . . . . .     1,402      1,557
   Depreciation. . . . . . . . . . . .     1,797      2,183
   Amortization. . . . . . . . . . . .     1,315      1,929
   Provision for doubtful accounts . .        46        100
                                        ---------  ---------
         Total operating expenses. . .    27,181     31,593
                                        ---------  ---------

Income from operations . . . . . . . .    19,386     24,707
                                        ---------  ---------

Other expense (income):
   Interest expense. . . . . . . . . .     1,650      1,831
   Miscellaneous . . . . . . . . . . .       (45)      (109)
                                        ---------  ---------
         Total other expense . . . . .     1,605      1,722
                                        ---------  ---------

   Income before income tax. . . . . .    17,781     22,985

   Income tax expense. . . . . . . . .     7,033      9,094
                                        ---------  ---------

   Net income. . . . . . . . . . . . .  $ 10,748   $ 13,891
                                        =========  =========

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . .    11,691     11,980
                                        =========  =========
   Diluted . . . . . . . . . . . . . .    11,820     12,188
                                        =========  =========

Earnings per common share:
   Basic . . . . . . . . . . . . . . .  $   0.92   $   1.16
                                        =========  =========
   Diluted . . . . . . . . . . . . . .  $   0.91   $   1.14
                                        =========  =========

      See notes to consolidated financial statements.


                                    6 of 16

             POMEROY COMPUTER RESOURCES, INC.

          CONSOLIDATED STATEMENTS OF CASH FLOWS


(in  thousands)                                    Six Months Ended
                                                 --------------------
                                                  July 5,    July 5,
                                                   1999       2000
                                                 ---------  ---------
Cash Flows from Operating Activities:
   Net cash flows used in operating activities.  $ (8,685)  $ (5,114)

Cash Flows from Investing Activities:
   Capital expenditures . . . . . . . . . . . .    (1,489)    (1,815)
   Acquisition of assets, net of cash acquired.    (1,082)    (2,430)
                                                 ---------  ---------
Net investing activities. . . . . . . . . . . .    (2,571)    (4,245)
                                                 ---------  ---------

Cash Flows from Financing Activities:
Net borrowings (payments) on bank notes payable    17,308    (10,248)
Net borrowings (payments) on notes payable. . .    (5,164)    14,413
Proceeds from exercise of stock options . . . .       296      3,535
                                                 ---------  ---------

   Net financing activities . . . . . . . . . .    12,440      7,700
                                                 ---------  ---------

Increase (decrease) in cash . . . . . . . . . .     1,184     (1,659)

Cash:
   Beginning of period. . . . . . . . . . . . .     3,962      1,737
                                                 ---------  ---------

   End of period. . . . . . . . . . . . . . . .  $  5,146   $     78
                                                 =========  =========

      See notes to consolidated financial statements.


                                    7 of 16

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis  of  Presentation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the six-month period ended July 5, 2000 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2001.

2.   Cash  and  Bank  Notes  Payable

     The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as a payment towards the Company's credit facility. As a result, the Company maintains minimal cash in its bank account. At January 5 and July 5, 2000, bank notes payable include $19.1 million and $15.6 million, respectively, of overdrafts in accounts with a participant bank to the Company's credit facility. These amounts were subsequently funded through the normal course of business.

3.   Accounts Receivable

     Reclassification have been made to the January 5,2000 consolidated balance sheets included herein to conform with the presentation used as of July 5, 2000.

4.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)


                           Three  Months  Ended  July  5,
                         ----------------------------------
                              1999             2000
                         ----------------  ----------------
                                Per Share         Per Share
                         Shares   Amount   Shares   Amount
                         ------  --------  ------  --------
     Basic EPS           11,697  $  0.49   12,077  $  0.63
     Effect of dilutive
       Stock options         94    (0.01)     163    (0.01)
                         ------  --------  ------  --------
     Diluted EPS         11,791  $  0.48   12,240  $  0.62
                         ======  ========  ======  ========


                             Six  Months  Ended  July  5,
                         ----------------------------------
                              1999             2000
                         ----------------  ----------------
                                Per Share         Per Share
                         Shares   Amount   Shares   Amount
                         ------  --------  ------  --------
     Basic EPS           11,691  $  0.92   11,980  $  1.16
     Effect of dilutive
       Stock options        129    (0.01)     208    (0.02)
                         ------  --------  ------  --------
     Diluted EPS         11,820  $  0.91   12,188  $  1.14
                         ======  ========  ======  ========


                                    8 of 16

5.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                                          Six Months Ended July 5,
                                          -----------  -----------
                                              1999        2000
                                          -----------  -----------
     Interest paid                        $     1,668  $     1,885
                                          ===========  ===========
     Income taxes paid                    $       555  $     9,755
                                          ===========  ===========
     Adjustments to purchase price
      of acquisition assets               $     1,740  $        -
                                          ===========  ===========

     Business combinations accounted for
     as purchases:
       Assets acquired                    $     2,601  $     5,643
       Liabilities assumed                        973        3,063
       Notes payable                              546          150
                                          -----------  -----------
       Net cash paid                      $     1,082  $     2,430
                                          ===========  ===========

6.   Related  Parties

     A director of the Company is president of Information Leasing Corporation ("ILC"). In the first quarter of fiscal 2000, the Company sold certain leases to ILC for $5.0 million.


7.   Litigation

     There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.


8.   Segment  Information

     Summarized financial information concerning the Company's reportable segments is shown in the following table. During the second quarter of fiscal 1999, depreciation expense associated with TIFS's operating leases was reclassified under cost of sales.

(in thousands)

                                          Three  Months  Ended  July  5,  1999
                                     ----------------------------------------------
                                     Products   Services    Leasing   Consolidated
                                     ---------  ---------  ---------  -------------
      Revenues                       $ 160,787  $  25,145  $    916   $     186,848
      Income from operations             5,391      4,610       313          10,314
      Total assets                     201,101     48,720    27,302         277,123
      Capital expenditures                 240        240        53             533
      Depreciation and amortization      1,246        329      (181)          1,394

                                          Three  Months  Ended  July  5,  2000
                                     ----------------------------------------------
                                     Products   Services    Leasing   Consolidated
                                     ---------  ---------  ---------  -------------
      Revenues                       $ 185,708  $  33,328  $   1,874  $     220,910
      Income from operations             4,559      8,524        383         13,466
      Total assets                     222,322     63,349     60,422        346,093
      Capital expenditures                 665        142          -            807
      Depreciation and amortization      1,684        397         95          2,176


                                    9 of 16

                                          Six  Months  Ended  July  5,  1999
                                     ----------------------------------------------
                                     Products   Services    Leasing   Consolidated
                                     ---------  ---------  ---------  -------------
      Revenues                       $ 301,586  $  47,400  $  1,786   $    350,772
      Income from operations             9,271      9,457       658         19,386
      Total assets                     201,101     48,720    27,302        277,123
      Capital expenditures                 782        462       245          1,489
      Depreciation and amortization      2,425        637        50          3,112


                                          Six  Months  Ended  July  5,  2000
                                     ----------------------------------------------
                                     Products   Services    Leasing   Consolidated
                                     ---------  ---------  ---------  -------------
      Revenues                       $ 363,744  $  63,493  $  5,251   $    432,488
      Income from operations             8,478     14,533     1,696         24,707
      Total assets                     222,322     63,349    60,422        346,093
      Capital expenditures               1,616        199         -          1,815
      Depreciation and amortization      3,196        751       165          4,112

9.   Subsequent  Events

     The Company's credit facility with DFS expired on July 14, 2000 and the Company signed a ninety-day extension agreement with DFS under the same terms as the original credit facility. This extension will expire October 14, 2000. Additionally on July 14, 2000, the Company signed an engagement letter and fee letter with a managing agent for a $300 million credit facility. The proposed facility will be syndicated to multiple banks and financial institutions. The proposed facility consists of a $60 million distribution finance facility, a $50 million term loan, a $50 million acquisition facility and a $140 million revolving credit facility. Although there are can be no assurances that the Company will be able to finalize this new credit facility, the Company currently anticipates that an agreement will be reached.

     On July 28, 2000, the Company acquired Datanet, Inc., a Raleigh, North Carolina-based Information Technology Company. The acquisition will be accounted for as a purchase and was not significant with respect to the Company's consolidated financial statements. The purchase price will be allocated to the assets and liabilities based upon their estimated value as of the date of acquisition. The results of operations from this acquisition will be included in the consolidated statement of income from the date of acquisition.


                                    10 of 16

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

                        POMEROY COMPUTER RESOURCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues increased $34.1 million, or 18.2%, to $220.9 million in the second quarter of fiscal 2000 from $186.8 million in the second quarter of fiscal 1999. This increase was attributable to an increase in sales to existing and new customers. In particular, the increase in network integration services revenue. Products and leasing sales increased $25.9 million, or 16.0%, to $187.6 million in the second quarter of fiscal 2000 from $161.7 million in the second quarter of fiscal 1999. Service revenues increased $8.2 million, or 32.7%, to $33.3 million in the second quarter of fiscal 2000 from $25.1 million in the second quarter of fiscal year 1999.

Total net sales and revenues increased $81.7 million, or 23.3%, to $432.5 million in the first half of fiscal 2000 from $350.8 million in the first half of fiscal 1999. This increase was attributable to an increase in sales to existing and new customers. Products and leasing sales increased $65.6 million, or 21.6%, to $369.0 million in the first half of fiscal 2000 from $303.4 million in the first half of fiscal 1999. Service revenues increased $16.1 million, or 34.0%, to $63.5 million in the first half of fiscal 2000 from $47.4 million in the first half of fiscal year 1999.

GROSS MARGINS. Gross margin increased to 13.4% in the second quarter of fiscal 2000 as compared to 12.7% in the second quarter of fiscal 1999. This increase in gross margin resulted primarily from the increase in higher-margin service revenues. In particular, the increase in network integration services revenue. Service revenues increased to 15.1% of total net sales and revenues in the second quarter of fiscal 2000 compared to 13.4% of total net sales and revenues in the second quarter of fiscal 1999. Service gross margin increased to 50.7% of total gross margin in the second quarter of fiscal 2000 from 42.6% in the second quarter of fiscal 1999. This increase in the percentage of service gross margin to total gross margin was primarily due to the increase in higher-margin service revenues. Factors that may have an impact on gross margin in the future include the further decline of unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and personnel utilization rates.

Gross margin decreased to 13.0% in the first half of fiscal 2000 as compared to 13.3% in the first half of fiscal 1999. This decrease in gross margin resulted primarily from the Company's decision to obtain new business and increase sales by aggressively pricing certain products and services in the first quarter of fiscal 2000. Service revenues increased to 14.7% of total net sales and revenues in the first half of fiscal 2000 compared to 13.5% of total net sales and revenues in the first half of fiscal 1999. Service gross margin increased to 48.1% of total gross margin in the first half of fiscal 2000 from 42.7% in the first half of fiscal 1999. This increase in the percentage of service gross margin to total gross margin was primarily due to the increase in higher-margin service revenues. Factors that may have an impact on gross margin in the future include the further decline of unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and personnel utilization rates.


                                    11 of 16

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues decreased to 6.3% in the second quarter of fiscal 2000 from 6.4% in the second quarter of fiscal 1999. This decrease is primarily due to the growth in net sales and revenues exceeding the growth in selling, general and administrative expenses. Total operating expenses expressed as a percentage of total net sales and revenues increased to 7.3% in the second quarter of fiscal 2000 from 7.2% in the second quarter of fiscal 1999 due to the increase in depreciation expense and amortization expense as a result of acquisitions.

Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues decreased to 6.4% in the first half of fiscal 2000 from 6.8% in the first half of fiscal 1999. This decrease is primarily due to the growth in net sales and revenues exceeding the growth in selling, general and administrative expenses. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 7.3% in the first half of fiscal 2000 from 7.7% in the first half of fiscal 1999 due to the reason noted above and offset by the increases in depreciation and amortization expenses.

INCOME FROM OPERATIONS. Income from operations increased $3.2 million, or 31.1%, to $13.5 million in the second quarter of fiscal 2000 from $10.3 million in the second quarter of fiscal 1999. The Company's operating margin increased to 6.1% in the second quarter of fiscal 2000 as compared to 5.5% in the second quarter of fiscal 1999. This increase is primarily due to the increase in the Company's gross margin.

Income from operations increased $5.3 million, or 27.3%, to 24.7 million in the first half of fiscal 2000 from $19.4 million in the first half of fiscal 1999. The Company's operating margin increased to 5.7% in the first half of fiscal 2000 as compared to 5.5% in the first half of fiscal 1999. This increase is primarily due to the increase in net sales and revenues.

INTEREST EXPENSE. Interest expense remained constant at $0.9 million in the second quarter of fiscal 2000 and fiscal 1999.

Interest expense increased $0.1 million, or 5.9%, to $1.8 million in the first half of fiscal 2000 from $1.7 million in the first half of fiscal 1999. This increase is primarily due to the Company's overall increase in debt borrowings in the first quarter of fiscal 2000.

INCOME TAXES. The Company's effective tax rate was 39.8% in the second quarter of fiscal 2000 compared to 40.0% in the second quarter of fiscal 1999.

The Company's effective tax rate was 39.6% in the first half of fiscal 2000 and fiscal 1999.

NET INCOME. Net income increased $1.9 million, or 33.3%, to $7.6 million in the second quarter of fiscal 2000 from $5.7 million in the second quarter of fiscal 1999 due to the factors described above.

Net income increased $3.1 million, or 28.7%, to $13.9 million in the first half of fiscal 2000 from $10.8 million in the first half of fiscal 1999 due to the factors described above.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $5.1 million in the first half of fiscal 2000. Cash used in investing activities was $4.2 million which included $1.8 million for capital expenditures and $2.4 million for acquisitions completed in fiscal 1999. Cash provided by financing activities was $7.7 million which included $14.4 million of net borrowings on notes payable, $3.5 million from the exercise of stock options and $10.2 million of net payments on bank notes payable.

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At July 5, 2000, these lines of credit totaled $72.0 million, including $60.0 million with Deutsche Financial Services ("DFS") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the DFS floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory.


                                    12 of 16

Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company's financing of receivables is provided through a portion of its credit facility with DFS. The credit facility provides a credit line of $80.0 million for accounts receivable financing. The accounts receivable portion of the credit facility carries a variable interest rate based on the prime rate less 125 basis points. At July 5, 2000, the amount outstanding was $58.8 million, including $15.6 million of overdrafts on the Company's books in accounts at a participant bank on the credit facility, which was at an interest rate of 8.25%. The overdrafts were subsequently funded through the normal course of business. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants.

During the first half of fiscal 2000, the Company increased the leasing activity through its wholly-owned leasing subsidiary, TIFS. This increased leasing activity during the first half of fiscal 2000 resulted in $18.3 million in increased net borrowings under the Company's notes payable. The funding of the Company's net investment in sales-type leases is provided by various financial institutions on a nonrecourse basis. Further increases in leasing operations could impact one or more of total net sales and revenues, gross margin, operating income, net income, total debt and liquidity, depending on the amount of leasing activity and the types of leasing transactions.

The Company's credit facility with DFS expired on July 14, 2000 and the Company signed a ninety-day extension agreement with DFS under the same terms as the original credit facility. This extension will expire October 14, 2000. Additionally on July 14, 2000, the Company signed an engagement letter and fee letter with a managing agent for a $300 million credit facility. The proposed facility will be syndicated to multiple banks and financial institutions. The proposed facility consists of a $60 million distribution finance facility, a $50 million term loan, a $50 million acquisition facility and a $140 million revolving credit facility. Although there are can be no assurances that the Company will be able to finalize this new credit facility, the Company currently anticipates that an agreement will be reached.

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


                                    13 of 16

                        POMEROY COMPUTER RESOURCES, INC.

                           PART II - OTHER INFORMATION

Items 1 to 3     None

Item  4  Submission  of  Matters  to  a  Vote  of  Security  Holders

          On June 8, 2000, the Company held its annual meeting of stockholders for the following purposes:

          1.     To  elect  six  directors,  and;
          2. To approve an increase in the number of authorized shares of Common Stock, $0.01 par value, from 15,000,000 to 20,000,000, and;
          3. To approve an increase in the number of shares of common stock reserved for issuance under the Company's 1992 Non-Qualified and Incentive Stock Option Plan from 2,350,000 shares to 3,500,000.

      The voting on the above matters by the stockholders was as follows:


                     Matter                           For       Withheld
                     ------                           ---       --------
      Election of Directors:
      ----------------------
      David B. Pomeroy, II                          9,599,282  1,818,172
      Stephen E. Pomeroy                           10,879,989    537,465
      Michael E. Rohrkemper                        10,891,372    526,082
      James H. Smith, III                          10,887,492    529,962
      William H. Lomicka                           10,885,372    532,082
      Vincent D. Rinaldi                           10,885,472    531,982

      Approve an increase in the number of
      Authorized shares of Common Stock,           11,052,336    352,651
      0.01 par value, from 15,000,000 to
      20,000,000 shares

Holders of 12,467 shares abstained from voting on the forgoeing proposal. The number of shares voted in favor of the proposal was sufficient for its passage.


      Approve an increase in the number of
      Shares of common stock reserved for
      issuance under the  Company's  1992
      Non-Qualified and Incentive Stock Option
      Plan from 2,350,000 to 3,500,000 shares      6,145,824  2,387,429

Holders of 61,469 shares abstained from voting and there were 2,822,732 shares of Broker Non-Votes on the forgoeing proposal. The number of shares voted in favor of the proposal was sufficient for its passage.


Item  5  None

Item  6  Exhibits  and  Reports  on  Form  8-K


                                    14 of 16

(a)   Exhibits
--------------
3(i)             Articles of Incorporation
                 Certificate of Incorporation of Pomeroy

         (a)(1)  Certificate of Incorporation of Pomeroy
                 Computer Resources, Inc., dated
                 February 1992.

         (a)(2)  Certificate of Amendment to Certificate
                 of Incorporation, dated July 1997.

         (a)(3)  Certificate of Designations of Series A
                 Junior Participating Preferred Stock of
                 Pomeroy Computer Resources, Inc.,
                 February 1998.

         (a)(4)  Certificate of Amendment to Certificate
                 of Incorporation, dated August 2000.

10(i)            Material Agreements
        (jj)(1)  The Asset purchase agreement dated
                 July 3, 2000 by, between and among
                 Pomeroy Computer Resources, Inc.,
                 Pomeroy Select Integration Solutions,
                 Inc., Datasource Systems Corporation
                 dba Datasource Hagen and
                 Datasource Systems Marketing
                 Corporation, and Roar Lund.

       (jj) (2)  Employment Agreement by and
                 between Pomeroy Computer
                 Resources, Inc. and Roar Lund, dated
                 July 3, 2000.

       (jj) (3)  Noncompetition Agreement by and
                 between Datasource Systems
                 Corporation and Pomeroy Computer
                 Resources, Inc.

       (jj) (4)  Noncompetition Agreement by and
                 between Datasource Systems
                 Corporation and Pomeroy Select
                 Integration Solutions, Inc.

       (jj) (5)  Noncompetition Agreement by and
                 between Roar Lund and Pomeroy
                 Computer Resources, Inc.

       (jj) (6)  Noncompetition Agreement by and
                 between Roar Lund and Pomeroy Select
                 Integration Solutions, Inc.

11               Computation of Earnings per Share

27               Financial Data Schedules


(b) Reports on Form 8-K   None


                                    15 of 16

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

                                                POMEROY COMPUTER RESOURCES, INC.
                                                --------------------------------
                                                          (Registrant)



Date:  August 11, 2000                          By:  /s/  Stephen E. Pomeroy
                                                --------------------------------
                                                Stephen E. Pomeroy
                                                Chief Financial Officer and
                                                Chief Accounting Officer


                                    16 of 16