Form 10-Q
period 2000-10-05
POMEROY COMPUTER RESOURCES INC
filed 2000-11-13
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 5, 2000


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

                                 (859) 586-0600
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES X      NO
   ---        ---
The number of shares of common stock outstanding as of November 5, 2000 was 12,577,497.


                                    1 of 16

                        POMEROY COMPUTER RESOURCES, INC.

                               TABLE OF CONTENTS


Part I.    Financial Information

           Item 1.                   Financial Statements:                  Page
                                                                            ----

                                     Consolidated Balance Sheets as of
                                     January 5, 2000 and October 5, 2000       3

                                     Consolidated Statements of Income for
                                     the Three Months Ended October 5, 1999
                                     and 2000                                  5

                                     Consolidated Statements of Income for
                                     the Nine Months Ended October 5, 1999
                                     and 2000                                  6

                                     Consolidated Statements of Cash Flows
                                     for the Nine Months Ended October 5,
                                     1999 and 2000                             7

                                     Notes to Consolidated Financial
                                     Statements                                8

                                     Management's Discussion and Analysis of
                                     Financial Condition and Results of
           Item 2.                   Operations                               11

Part II.   Other Information                                                  14

SIGNATURE                                                                     16


                                    2 of 16

                                POMEROY COMPUTER RESOURCES, INC.

                                  CONSOLIDATED BALANCE SHEETS

(in thousands)                                                    January 5,   October 5,
                                                                     2000         2000
                                                                  -----------  -----------
ASSETS
 Current assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,737  $       454

    Accounts receivable:
     Trade, less allowance of $504 and $563 at January 5, 2000
     and October 5, 2000, respectively. . . . . . . . . . . . .       129,882      129,788
    Vendor receivables, less allowance of $1,902 and $1,950 at
     January 5, 2000 and October 5, 2000, respectively. . . . .        53,698       45,178
    Net investment in leases . . . . . . . . . . . . . . . . . .       14,937       33,213
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,144        3,133
                                                                  -----------  -----------
        Total receivables . . . . . . . . . . . . . . . . . . .       202,661      211,312
                                                                  -----------  -----------

   Inventories . . . . . . . . . . . . . . . . . . . . . . . . .       38,858       41,914
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,819        4,971
                                                                  -----------  -----------
        Total current assets. . . . . . . . . . . . . . . . . .       247,075      258,651
                                                                  -----------  -----------

   Equipment and leasehold improvements. . . . . . . . . . . . .       25,276       31,112
     Less accumulated depreciation. . . . . . . . . . . . . . .         9,804       13,245
                                                                  -----------  -----------
   Net equipment and leasehold improvements. . . . . . . . . . .       15,472       17,867
                                                                  -----------  -----------

   Net investment in leases. . . . . . . . . . . . . . . . . . .       29,183       42,900
   Goodwill and other intangible assets. . . . . . . . . . . . .       39,344       48,663
   Other assets. . . . . . . . . . . . . . . . . . . . . . . . .        2,067        1,492
                                                                  -----------  -----------
         Total assets. . . . . . . . . . . . . . . . . . . . . .  $   333,141  $   369,573
                                                                  ===========  ===========


                 See notes to consolidated financial statements.


                                    3 of 16

                        POMEROY COMPUTER RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

(in thousands)                                                       January 5,   October 5,
                                                                        2000         2000
                                                                     -----------  -----------
LIABILITIES & EQUITY

Current liabilities:
   Current portion of notes payable . . . . . . . . . . . . . . . .  $    11,337  $    19,099
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .       92,454       75,098
   Bank notes payable . . . . . . . . . . . . . . . . . . . . . . .       69,027       68,955
   Other current liabilities. . . . . . . . . . . . . . . . . . . .       13,131       12,220
                                                                     -----------  -----------
         Total current liabilities. . . . . . . . . . . . . . . . .      185,949      175,372
                                                                     -----------  -----------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,971       21,128
Deferred Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .            -        1,400

Equity:
   Preferred stock (no shares issued or outstanding). . . . . . . .            -            -
   Common stock (11,843 and 12,577 shares issued and outstanding
    at January 5, 2000 and October 5, 2000, respectively) . . . . .          118          126
   Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .       66,743       76,108
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .       73,682       95,761
                                                                     -----------  -----------
                                                                         140,543      171,995
   Less treasury stock, at cost  (31 shares at January 5, 2000 and
      October 5, 2000). . . . . . . . . . . . . . . . . . . . . . .          322          322
                                                                     -----------  -----------
      Total equity. . . . . . . . . . . . . . . . . . . . . . . . .      140,221      171,673
                                                                     -----------  -----------
      Total liabilities and equity. . . . . . . . . . . . . . . . .  $   333,141  $   369,573
                                                                     ===========  ===========


                    See notes to consolidated financial statements.


                                    4 of 16

               POMEROY COMPUTER RESOURCES, INC.

               CONSOLIDATED STATEMENTS OF INCOME



(in thousands, except per share data)      Three Months Ended
                                        -------------------------
                                        October 5,    October 5,
                                           1999          2000
                                        -----------  ------------
Net sales and revenues . . . . . . . .  $   197,090  $   246,911
Cost of sales and service. . . . . . .      170,035      212,838
                                        -----------  ------------
         Gross margin. . . . . . . . .       27,055       34,073
                                        -----------  ------------

Operating expenses:
   Selling, general and administrative       12,385       15,588
   Rent expense. . . . . . . . . . . .          767          891
   Depreciation. . . . . . . . . . . .          869        1,331
   Amortization. . . . . . . . . . . .          771        1,143
   Provision for doubtful accounts . .            -          192
                                        -----------  ------------
         Total operating expenses. . .       14,792       19,145
                                        -----------  ------------

Income from operations . . . . . . . .       12,263       14,928
                                        -----------  ------------

Other expense (income):
   Interest expense. . . . . . . . . .        1,182        1,326
   Miscellaneous . . . . . . . . . . .            1           (8)
                                        -----------  ------------
         Total other expense . . . . .        1,183        1,318
                                        -----------  ------------

   Income before income tax. . . . . .       11,080       13,610

   Income tax expense. . . . . . . . .        4,548        5,423
                                        -----------  ------------

   Net income. . . . . . . . . . . . .  $     6,532  $     8,187
                                        ===========  ============

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . .       11,744       12,289
                                        ===========  ============
   Diluted . . . . . . . . . . . . . .       11,831       12,543
                                        ===========  ============

Earnings per common share:
   Basic . . . . . . . . . . . . . . .  $      0.56  $      0.67
                                        ===========  ============
   Diluted . . . . . . . . . . . . . .  $      0.55  $      0.65
                                        ===========  ============


       See notes to consolidated financial statements.


                                    5 of 16

             POMEROY COMPUTER RESOURCES, INC.

            CONSOLIDATED  STATEMENTS OF INCOME



(in thousands, except per share data)        Nine Months Ended
                                        --------------------------
                                         October 5,    October 5,
                                            1999          2000
                                        ------------  ------------
Net sales and revenues . . . . . . . .  $   547,862   $   679,399
Cost of sales and service. . . . . . .      474,240       589,026
                                        ------------  ------------
         Gross margin. . . . . . . . .       73,622        90,373
                                        ------------  ------------

Operating expenses:
   Selling, general and administrative       35,006        41,413
   Rent expense. . . . . . . . . . . .        2,169         2,447
   Depreciation. . . . . . . . . . . .        2,666         3,514
   Amortization. . . . . . . . . . . .        2,086         3,072
   Provision for doubtful accounts . .           46           292
                                        ------------  ------------
         Total operating expenses. . .       41,973        50,738
                                        ------------  ------------

Income from operations . . . . . . . .       31,649        39,635
                                        ------------  ------------

Other expense (income):
   Interest expense. . . . . . . . . .        2,832         3,157
   Miscellaneous . . . . . . . . . . .          (44)         (117)
                                        ------------  ------------
         Total other expense . . . . .        2,788         3,040
                                        ------------  ------------

   Income before income tax. . . . . .       28,861        36,595

   Income tax expense. . . . . . . . .       11,581        14,517
                                        ------------  ------------

   Net income. . . . . . . . . . . . .  $    17,280   $    22,078
                                        ============  ============

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . .       11,709        12,084
                                        ============  ============
   Diluted . . . . . . . . . . . . . .       11,824        12,304
                                        ============  ============

Earnings per common share:
   Basic . . . . . . . . . . . . . . .  $      1.48   $      1.83
                                        ============  ============
   Diluted . . . . . . . . . . . . . .  $      1.46   $      1.79
                                        ============  ============


                 See notes to consolidated financial statements.


                                    6 of 16

                        POMEROY COMPUTER RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



(in  thousands)                                            Nine  Months  Ended
                                                        --------------------------
                                                         October 5,    October 5,
                                                            1999          2000
                                                        ------------  ------------
Cash Flows from Operating Activities:
   Net income. . . . . . . . . . . . . . . . . . . . .  $    17,280   $    22,078
   Adjustments to reconcile net income to net cash
       flows from operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . . .        3,387         4,077
   Amortization. . . . . . . . . . . . . . . . . . . .        2,086         3,072
   Deferred income taxes . . . . . . . . . . . . . . .       (1,715)        1,888
   Changes in working capital accounts, net of effects
       of acquisitions:
       Receivables . . . . . . . . . . . . . . . . . .      (42,256)       (3,423)
       Inventories . . . . . . . . . . . . . . . . . .        9,025        (3,087)
       Prepaids. . . . . . . . . . . . . . . . . . . .       (1,393)         (921)
       Net investment in leases. . . . . . . . . . . .          340       (12,985)
       Accounts payable. . . . . . . . . . . . . . . .      (16,985)      (20,466)
       Deferred revenue. . . . . . . . . . . . . . . .        1,786        (2,589)
       Other, net                                             1,113           538
                                                        ------------  ------------
   Net cash flows used in operating activities . . . .      (27,332)      (11,818)
                                                        ------------  ------------

Cash Flows from Investing Activities:
   Capital expenditures. . . . . . . . . . . . . . . .       (2,172)       (4,836)
   Acquisition of assets, net of cash acquired . . . .       (4,298)      (12,230)
                                                        ------------  ------------
   Net cash flows used in investing activities. . . .        (6,470)      (17,066)
                                                        ------------  ------------

Cash Flows from Financing Activities:
   Net borrowings (payments) on bank notes payable. .        32,592           (72)
   Net borrowings on notes payable. . . . . . . . . .         1,232        18,301
   Proceeds from stock options related tax benefit. .           827             -
   Proceeds from exercise of stock options. . . . . .           451         9,208
   Proceeds from employee stock purchase plan . . . .           124           164
                                                        ------------  ------------
   Net cash flows provided by financing activities . .       35,226        27,601
                                                        ------------  ------------

Increase (decrease) in cash. . . . . . . . . . . . . .        1,424        (1,283)

Cash:
   Beginning of period . . . . . . . . . . . . . . . .        3,962         1,737
                                                        ------------  ------------

   End of period . . . . . . . . . . . . . . . . . . .  $     5,386   $       454
                                                        ============  ============


                 See notes to consolidated financial statements.


                                    7 of 16

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the nine-month period ended October 5, 2000 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2001.

2.   Cash and Bank Notes Payable

     The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as a payment towards the Company's credit facility. As a result, the Company maintains minimal cash in its bank account. At January 5 and October 5, 2000, bank notes payable include $19.1 million and $10.1 million, respectively, of overdrafts in accounts with a participant bank to the Company's credit facility. These amounts were subsequently funded through the normal course of business.

3.   Accounts Receivable

     Reclassifications have been made to the January 5, 2000 consolidated balance sheet included herein to conform with the presentation used as of October 5, 2000.

4.   Earnings per Common Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                           Three  Months  Ended  October  5,
                         ---------------------------------------
                               1999                 2000
                         -----------------      ----------------
                                 Per Share             Per Share
                         Shares   Amount        Shares   Amount
                         ------  --------       ------  --------
     Basic EPS           11,744  $  0.56        12,289  $  0.67
     Effect of dilutive
      Stock options          87    (0.01)          254    (0.02)
                         ------  --------       ------  --------
     Diluted EPS         11,831  $  0.55        12,543  $  0.65
                         ======  ========       ======  ========


                               Nine Months Ended October 5,
                         ---------------------------------------
                               1999                  2000
                         ----------------       ----------------
                                Per Share              Per Share
                         Shares   Amount        Shares   Amount
                         ------  --------       ------  --------
     Basic EPS           11,709  $  1.48        12,084  $  1.83
     Effect of dilutive
      Stock options         115    (0.02)          220    (0.04)
                         ------  --------       ------  --------
     Diluted EPS         11,824  $  1.46        12,304  $  1.79
                         ======  ========       ======  ========


                                    8 of 16

5.   Supplemental Cash Flow Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                                          Nine Months Ended October 5,
                                          ----------------------------
                                               1999             2000
                                          ---------------  -------------
     Interest paid                        $         2,650  $       3,039
                                          ===============  =============
     Income taxes paid                    $        12,496  $      11,984
                                          ===============  =============
     Adjustments to purchase price
      of acquisition assets               $         1,740  $           -
                                          ===============  =============

     Business combinations accounted for
     as purchases:
       Assets acquired                    $        10,573  $      19,658
       Liabilities assumed                          5,022          5,278
       Notes payable                                  697          2,150
       Stock issued                                   556              -
                                          ---------------  -------------
       Net cash paid                      $         4,298  $      12,230
                                          ===============  =============

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

8.   Segment Information

     Summarized financial information concerning the Company's reportable segments is shown in the following table. During the second quarter of fiscal 1999, depreciation expense associated with TIFS' operating leases was reclassified under cost of sales for the leasing segment. (in thousands)

                                     Three  Months  Ended  October  5,  1999
                                   ---------------------------------------------
                                   Products   Services   Leasing   Consolidated
                                   ---------  ---------  --------  -------------
    Revenues                       $ 168,896  $  27,059  $  1,135  $     197,090
    Income from operations             6,796      5,170       297         12,263
    Total assets                     202,207     60,897    36,665        299,769
    Capital expenditures                 539        144         -            683
    Depreciation and amortization      1,234        367        39          1,640


                                     Three  Months  Ended  October  5,  2000
                                   ---------------------------------------------
                                   Products   Services   Leasing   Consolidated
                                   ---------  ---------  --------  -------------
    Revenues                       $ 206,015  $  38,667  $  2,229  $     246,911
    Income from operations             6,834      7,496       598         14,928
    Total assets                     219,535     66,116    83,922        369,573
    Capital expenditures               1,910        632       479          3,021
    Depreciation and amortization      1,872        496       106          2,474


                                    9 of 16

                                      Nine  Months  Ended  October  5,  1999
                                   ---------------------------------------------
                                   Products   Services   Leasing   Consolidated
                                   ---------  ---------  --------  -------------
    Revenues                       $ 470,482  $  74,459  $  2,921  $     547,862
    Income from operations            16,067     14,627       955         31,649
    Total assets                     202,207     60,897    36,665        299,769
    Capital expenditures               1,321        606       245          2,172
    Depreciation and amortization      3,659      1,004        89          4,752


                                       Nine  Months  Ended  October  5,  2000
                                   ---------------------------------------------
                                   Products   Services   Leasing   Consolidated
                                   ---------  ---------  --------  -------------
    Revenues                       $ 569,759  $ 102,160  $  7,480  $     679,399
    Income from operations            15,312     22,029     2,294         39,635
    Total assets                     219,535     66,116    83,922        369,573
    Capital expenditures               3,526        831       479          4,836
    Depreciation and amortization      5,068      1,247       271          6,586

9.   Subsequent Events


     The Company's credit facility extension agreement with DFS expired on October 14, 2000, and the Company signed an additional ninety-day extension agreement with DFS under the same terms as the original credit facility. This extension will expire January 12, 2001. DFS approved, subject to execution of documentation, an increase in the total facility to $175 million during the ninety-day extension period which consists of $100 million working capital facility and $75 million inventory facility. The Company is currently negotiating with various financial institutions a new credit facility in order to increase its overall financing availability. Although there can be no assurances that the Company will be able to finalize a new credit facility, the Company currently anticipates that an agreement will be reached.

     On November 7, 2000, the Company acquired The Linc Corporation and Val Tech Computer Systems, Inc., both based in Birmingham, Alabama. The Linc's primary focus is on network design, consulting, systems engineering and maintenance in connection with Cisco products. Val Tech operates as a leasing company for products and services offered by the Linc Corporation. The acquisition will be accounted for as a stock purchase and was not significant with respect to the Company's consolidated financial statements. The results of operations from the acquisition will be included in the consolidated statement of income from the date of acquisition.



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

                        POMEROY COMPUTER RESOURCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND  REVENUES.  Total  net sales and  revenues  increased  $49.8 million, or 25.3%, to $246.9 million in the third quarter of fiscal 2000 from $197.1 million in the third quarter of fiscal 1999. This increase was attributable to an increase in sales to existing and new customers and to acquisitions completed in fiscal year 2000. Excluding acquisitions completed in fiscal year 2000, total net sales and revenues increased 23.7%. Product and leasing sales increased $38.2 million, or 22.5%, to $208.2 million in the third quarter of fiscal 2000 from $170.0 million in the third quarter of fiscal 1999. Excluding acquisitions completed in fiscal year 2000, product and leasing sales increased 21.0%. Service revenues increased $11.6 million, or 42.8%, to $38.7 million in the third quarter of fiscal 2000 from $27.1 million in the third quarter of fiscal year 1999. Excluding acquisitions completed in fiscal year 2000, service revenues increased 40.8%.

Total net sales and revenues increased $131.5 million, or 24.0%, to $679.4 million in the first nine months of fiscal 2000 from $547.9 million in the first nine months of fiscal 1999. This increase was attributable to an increase in sales to existing and new customers and to acquisitions completed in fiscal year 2000. Excluding acquisitions completed in fiscal year 2000, total net sales and revenues increased 23.4%. Product and leasing sales increased $103.8 million, or 21.9%, to $577.2 million in the first nine months of fiscal 2000 from $473.4 million in the first nine months of fiscal 1999. Excluding acquisitions completed in fiscal year 2000, product and leasing sales increased 21.4%. Service revenues increased $27.7 million, or 37.2%, to $102.2 million in the first nine months of fiscal 2000 from $74.5 million in the first nine months of fiscal year 1999. Excluding acquisitions completed in fiscal year 2000, service revenues increased 36.5%.

GROSS MARGINS. Gross margin increased to 13.8% in the third quarter of fiscal 2000 as compared to 13.7% in the third quarter of fiscal 1999. This increase in gross margin resulted primarily from the increase in a higher mix of service revenue to total revenue. Service revenues increased to 15.7% of total net sales and revenues in the third quarter of fiscal 2000 compared to 13.7% of total net sales and revenues in the third quarter of fiscal 1999. Service gross margin increased to 45.6% of total gross margin in the third quarter of fiscal 2000 from 39.1% in the third quarter of fiscal 1999. This increase in the percentage of service gross margin to total gross margin was primarily due to the increase in higher-margin service revenues. Factors that may have an impact on gross margin in the future include the further decline of unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and personnel utilization rates.

Gross margin decreased to 13.3% in the first nine months of fiscal 2000 as compared to 13.4% in the first nine months of fiscal 1999. This decrease in gross margin resulted primarily from the Company's decision to obtain new business and increase sales by aggressively pricing certain products and services in the first quarter of fiscal 2000. Service revenues increased to 15.0% of total net sales and revenues in the first nine months of fiscal 2000 compared to 13.6% of total net sales and revenues in the first nine months of fiscal 1999. Service gross margin increased to 47.1% of total gross margin in


                                    11 of 16
the first nine months of fiscal 2000 from 41.4% in the first nine months of fiscal 1999. This increase in the percentage of service gross margin to total gross margin was primarily due to the increase in higher-margin service revenues. Factors that may have an impact on gross margin in the future include the further decline of unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and personnel utilization rates.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues remained constant at 6.7% in the third quarter of fiscal 2000 as compared to 6.7% in the third quarter of fiscal 1999. Excluding acquisitions completed in fiscal year 2000, selling, general and administrative expenses expressed as a percentage of total net sales and revenues would have been 6.6% in the third quarter of fiscal 2000. Total operating expenses expressed as a percentage of total net sales and revenues increased to 7.8% in the third quarter of fiscal 2000 from 7.5% in the third quarter of fiscal 1999 due to the increase in depreciation expense and amortization expense as a result of acquisitions and other capital expenditures. Excluding acquisitions completed in fiscal year 2000, total operating expenses expressed as a percentage of total net sales and revenues would have been 7.6% in the third quarter of fiscal 2000.

Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues decreased to 6.5% in the first nine months of fiscal 2000 from 6.8% in the first nine months of fiscal 1999. This decrease is primarily due to the growth in net sales and revenues exceeding the growth in selling, general and administrative expenses. Excluding acquisitions completed in fiscal year 2000, selling, general and administrative expenses expressed as a percentage of total net sales and revenues would have been 6.4% in the first nine months of fiscal 2000. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 7.5% in the first nine months of fiscal 2000 from 7.7% in the first nine months of fiscal 1999 due to the reason noted above and offset by the increases in depreciation and amortization expenses. Excluding acquisitions completed in fiscal year 2000, total operating expenses expressed as a percentage of total net sales and revenues would have been 7.4% in the first nine months of fiscal 2000.

INCOME FROM OPERATIONS. Income from operations increased $2.6 million, or 21.1%, to $14.9 million in the third quarter of fiscal 2000 from $12.3 million in the third quarter of fiscal 1999. The Company's operating margin decreased to 6.1% in the third quarter of fiscal 2000 as compared to 6.2% in the third quarter of fiscal 1999. This decrease is primarily due to the Company's increase in operating expenses in the third quarter due to the increase in depreciation expense and amortization as a result of acquisitions and other capital expenditures.

Income from operations increased $8.0 million, or 25.3%, to $39.6 million in the first nine months of fiscal 2000 from $31.6 million in the first nine months of fiscal 1999. The Company's operating margin remained constant at 5.8% in the first nine months of fiscal 2000 as compared to 5.8% in the first nine months of fiscal 1999.

INTEREST EXPENSE. Interest expense increased $0.1 million, or 8.3%, to $1.3 million in the third quarter of fiscal 2000 from $1.2 million in the third quarter of fiscal 1999. This increase is primarily due to the Company's overall increase in debt borrowings in the first nine months of fiscal 2000.

Interest expense increased $0.4 million, or 14.3%, to $3.2 million in the first nine months of fiscal 2000 from $2.8 million in the first nine months of fiscal 1999. This increase is primarily due to the Company's overall increase in debt borrowings in the first nine months of fiscal 2000.

INCOME TAXES. The Company's effective tax rate was 39.8% in the third quarter of fiscal 2000 compared to 41.0% in the third quarter of fiscal 1999. The decrease in the Company's effective tax rate results from the Company's lowering of its overall state income tax liability.

The Company's effective tax rate was 39.7% in the first nine months of fiscal 2000 compared to 41.0% in the first nine months of fiscal 1999. The decrease in the Company's effective tax rate results from the Company's lowering of its overall state income tax liability.

NET INCOME. Net income increased $1.7 million, or 26.2%, to $8.2 million in the third quarter of fiscal 2000 from $6.5 million in the third quarter of fiscal 1999 due to the factors described above. Net income increased $4.8 million, or 27.7%, to $22.1 million in the first nine months of fiscal 2000 from $17.3 million in the first nine months of fiscal 1999 due to the factors described above.


                                    12 of 16

                         LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $11.8 million in the first nine months of fiscal 2000. Cash used in investing activities was $17.1 million which included $4.9 million for capital expenditures and $12.2 million for acquisitions completed in fiscal 2000 and fiscal 1999. Cash provided by financing activities was $27.6 million which included $18.3 million of net borrowings on notes payable and $9.3 million from the exercise of stock options and employee stock purchase plan.

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At October 5, 2000, these lines of credit totaled $72.0 million, including $60.0 million with Deutsche Financial Services ("DFS") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the DFS floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company's financing of receivables is provided through a portion of its credit facility with DFS. The credit facility provides a credit line of $80.0 million for accounts receivable financing. The accounts receivable portion of the credit facility carries a variable interest rate based on the prime rate less 125 basis points. At October 5, 2000, the amount outstanding was $69.0 million, including $10.1 million of overdrafts on the Company's books in accounts at a participant bank on the credit facility, which was at an interest rate of 8.25%. The overdrafts were subsequently funded through the normal course of business. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants.

During the first nine months of fiscal 2000, the Company increased the leasing activity through its wholly-owned leasing subsidiary, TIFS. This increased leasing activity during the first nine months of fiscal 2000 resulted in $23.4 million in increased net borrowings under the Company's notes payable. The funding of the Company's net investment in sales-type leases is provided by various financial institutions on a non-recourse basis. Further increases in leasing operations could result in additional debt and interest expense depending on the amount of leasing activity and the types of leasing transactions.

The Company's credit facility extension agreement with DFS expired on October 14, 2000, and the Company signed an additional ninety-day extension agreement with DFS under the same terms as the original credit facility. This extension will expire January 12, 2001. DFS approved, subject to execution of documentation, an increase in the total facility to $175 million during the ninety-day extension period which consists of $100 million working capital facility and $75 million inventory facility. The Company is currently negotiating with various financial institutions a new credit facility in order to increase its overall financing availability. Although there can be no assurances that the Company will be able to finalize a new credit facility, the Company currently anticipates that an agreement will be reached.

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

                            PART II OTHER INFORMATION

Items  1  to  3   None

Item  4  None

Item  5  None

Item  6  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits
     --------
10(i)
                 Material Agreements

       (kk)(1)   The Asset Purchase Agreement dated
                 July 27, 2000 by, between and among
                 Pomeroy Computer Resources, Inc.,
                 Pomeroy Select Integration Solutions,
                 Inc., DataNet, Inc., DataNet Technical
                 Services, LLC, DataNet Tangible
                 Products, LLC, DataNet Programming,
                 LLC, Richard Stitt, Gregory Stitt,
                 Jeffrey Eacho, and Richard
                 Washington.

      (kk) (2)   Noncompetiton Agreement by and
                 between Jeffrey Eacho and Pomeroy
                 Computer Resources, Inc.

      (kk) (3)   Noncompetition Agreement by and
                 between Jeffrey Eacho and Pomeroy
                 Select Integration Solutions, Inc.

      (kk) (4)   Noncompetition Agreement by and
                 between Gregory Stitt and Pomeroy
                 Computer Resources, Inc.

      (kk) (5)   Noncompetition Agreement by and
                 between Gregory Stitt and Pomeroy
                 Select Integration Solutions, Inc.

      (kk) (6)   Noncompetition Agreement by and
                 between DataNet Programming, LLC
                 and Pomeroy Computer Resources,
                 Inc.

     (kk) (7)    Noncompetition Agreement by and
                 between DataNet Tangible Products, LLC
                 and Pomeroy Computer Resources,
                 Inc.

     (kk) (8)    Noncompetition Agreement by and
                 between DataNet Technical Services, LLC
                 and Pomeroy Computer Resources,
                 Inc.


                                    14 of 16

    (kk) (9)     Noncompetition Agreement by and
                 between DataNet, Inc. and Pomeroy
                 Computer Resources, Inc.

    (kk) (10)    Noncompetition Agreement by and
                 between DataNet Programming, LLC and
                 Pomeroy Select Integration Solutions, Inc.

    (kk) (11)    Noncompetition Agreement by and
                 between DataNet Tangible Products, LLC and
                 Pomeroy Select Integration Solutions, Inc.

    (kk) (12)    Noncompetition Agreement by and
                 between DataNet Technical Services, LLC and
                 Pomeroy Select Integration Solutions, Inc.

    (kk) (13)    Noncompetition Agreement by and
                 between DataNet, Inc. and Pomeroy Select
                 Integration Solutions, Inc.

    (kk) (14)    Noncompetition Agreement by and
                 between Richard Stitt and Pomeroy
                 Computer Resources, Inc.

    (kk) (15)    Noncompetition Agreement by and
                 between Richard Stitt and Pomeroy
                 Select Integration Solutions, Inc.

    (kk) (16)    Noncompetition Agreement by and
                 between Richard Washington and
                 Pomeroy Computer Resources, Inc.

    (kk) (17)    Noncompetition Agreement by and
                 between Richard Washington and
                 Pomeroy Select Integration Solutions, Inc.

    (kk) (18)    Employment Agreement by and
                 between  Pomeroy Computer Resources,
                 Inc. and Jeffrey Eacho.

    (kk) (19)    Employment Agreement by and
                 between Pomeroy Computer Resources,
                 Inc. and Gregory Stitt.

    (kk) (20)    Employment Agreement by and
                 between Pomeroy Computer Resources,
                 Inc. and Richard Stitt.

    (kk) (21)    Employment Agreement by and
                 between Pomeroy Computer Resources,
                 Inc. and Richard Washington.

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

                                            POMEROY COMPUTER RESOURCES,  INC.
                                            ---------------------------------
                                                       (Registrant)


Date: November 10, 2000                      By:  /s/  Stephen  E.  Pomeroy
                                            ------------------------------------
                                            Stephen  E.  Pomeroy
                                            Chief  Financial  Officer  and
                                            Chief  Accounting  Officer


                                    16 of 16