Form 10-K
period 2001-01-05
POMEROY COMPUTER RESOURCES INC
filed 2001-04-05
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark  One)
(X)     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  fiscal  year  ended  January  5,  2001

                                       OR

( )     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934  [NO  FEE  REQUIRED]

For  the  transition  period  from  ______________  to  ________________

                         Commission file number 0-20022

                        POMEROY COMPUTER RESOURCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                    31-1227808
--------                                                    --------------------
(State or other jurisdiction of incorporation               (I.R.S.  Employer
or  organization)                                           Identification  No.)


1020  Petersburg  Road,  Hebron,  Kentucky                  41048
------------------------------------------                  -----------
(Address  of  principal  executive  offices)                (Zip  Code)

Registrant's  telephone number, including area code         (859) 586-0600
                                                            --------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock of the Registrant held by non-affiliates was $159,846,957 as of February 28, 2001.

The number of shares outstanding of the Registrant's common stock as of February 28, 2001 was 12,610,598.

                       DOCUMENTS INCORPORATED BY REFERENCE


                              Part of Form 10-K Into Which Portions of Documents
Document                                         Are  Incorporated
--------                                         -----------------

Definitive  Proxy  Statement  for  the  2001           Part III
Annual Meeting of Stockholders to be Filed with the Securities and Exchange
Commission  prior  to  May  4,  2001.

                               POMEROY COMPUTER RESOURCES, INC.

                                           FORM 10-K

                                  YEAR ENDED JANUARY 5, 2001

                                       TABLE OF CONTENTS


PART I                                                                                Page
                                                                                   -----------

Item 1.                       Business                                                      1
Item 2.                       Properties                                                    7
Item 3.                       Legal Proceedings                                             7
Item 4.                       Submission of Matters to a Vote of Security Holders           7


PART II
Item 5.                       Market for the Registrant's Common Stock and
                              Related Stockholder Matters                                   8
Item 6.                       Selected Financial Data                                       9
Item 7.                       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                           11
Item 8.                       Financial Statements and Supplementary Data                   13
Item 9.                       Disagreements on Accounting and Financial
                              Disclosures                                                   13

PART III
Item 10.                      Directors and Executive Officers of the Registrant            14
Item 11.                      Executive Compensation                                        14
Item 12.                      Security Ownership of Certain Beneficial Owners
                              and Management                                                14
Item 13.                      Certain Relationships and Transactions                        14

PART IV
Item 14.                      Exhibits, Financial Statement Schedules and Reports
                              on Form 8-K                                                   14

SIGNATURES                    Chief Executive Officer, President, Chief Financial           34
                              Officer and Chief Accounting Officer

                              Directors                                                     34

Report of Independent                                                                       F-1
Certified Public Accountants

Financial Statements                                                                        F-2 to F-19

Exhibits

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
         --------------------------------------------------------------

Certain of the matters discussed under the captions "Business", "Properties", "Legal Proceedings", "Market for the Registrant's Common Stock and Related Stockholder Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this document and in documents incorporated herein by reference, including, without limitation, those statements made in conjunction with the forward-looking statements under "Business", "Properties", "Legal Proceedings", "Market for the Registrant's Common Stock and Related Stockholder Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the factors discussed under "Business - Certain Business Factors". All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

                                     PART  I

ITEM  1.  BUSINESS

Pomeroy Computer Resources, Inc. (the "Company") is a Delaware corporation organized in February 1992 to consolidate and reorganize predecessor companies. All of the predecessor companies were controlled by David B. Pomeroy, the Company's Chairman of the Board and Chief Executive Officer.

The Company's business is comprised of (1) the sale of a broad range of desktop computer equipment including hardware, software, and related products, and (2) the provision of information technology (IT) services which support such computer products, and (3) the provision of in-house leasing solutions for the Company's products and services customers. Prior to January 6, 1999, the Company (including its wholly-owned subsidiaries Global Combined Technologies, Inc., Pomeroy Computer Resources of South Carolina, Inc. ("PCR-SC") and Technology Integration Financial Services, Inc. ("TIFS")) operated the IT products and services business as a single integrated business. In December, 1998, the Company formed a new subsidiary, Pomeroy Select Integration Solutions, Inc. ("Pomeroy Select"), for the purpose of operating independently the IT services business previously operated by the Company other than procurement and configuration services which are directly related to the sale of products. On January 6, 1999, the Company transferred the assets, liabilities, business, operations and personnel comprising its IT services business (excluding procurement and configuration services) in exchange for 10 million shares of Class B common stock of Pomeroy Select. The separation of the IT services business is a part of the Company's ongoing strategy to expand its services revenue. In October 1999, the legal structure of the Company was changed for the purpose of increasing efficiencies. The Company formed the following wholly owned subsidiaries: Pomeroy Computer Resources Holding Company, Inc. ("PCR Holding") and Pomeroy Computer Resources Sales Company, Inc. ("PCR Sales"). In addition, the Company formed Pomeroy Select Advisory Services, Inc. ("PSAS"), a wholly-owned subsidiary of Pomeroy Select, Acme Data Services, LLC ("Acme Data"), a wholly-owned subsidiary of PCR Sales, T.I.F.S. Advisory Services, Inc. ("TIFS Advisory"), a wholly-owned subsidiary of TIFS, and Pomeroy Computer Resources LLP ("PCR Ops"), a partnership between the Company and PCR Holding. PCR-SC and Global Combined Technologies, Inc. were merged into PCR Sales. In fiscal 2000, the Company and its wholly owned subsidiary Pomeroy Select acquired all the outstanding stock of The Linc Corporation ("The Linc"), a network design, consulting and systems engineering provider located in Birmingham, Alabama and Val Tech Computer Systems, Inc. ("Val Tech"), a leasing company also located in Birmingham, Alabama.

The Company operates in three industry segments: products, services and leasing. The products segment is primarily engaged in the sale and distribution of computers, hardware, software and related products. The Company offers products from an array of manufacturers including Cisco, Computer Associates, Sun, Oracle, EMC, Compaq, Hewlett-Packard, IBM, Microsoft, Nortel Networks, Novell and Palm Computing. As a service solution provider, the Company offers five categories of service: internet infrastructure services, network infrastructure services(LAN/WAN/MAN), network integration services, e-business application development and desktop management services. Internet infrastructure solutions include services to assist customers in implementing network and server infrastructure components, enterprise management services that monitor the network buildup and broadband implementation services. Network infrastructure services include LAN/WAN/MAN implementation services. These services assist the customer in installing and implementing an internal network infrastructure that includes cabling, network equipment consulting, implementation and support; IP telephony services for maximizing voice/data circuits, wireless LAN implementation and storage services that provide consulting, design, implementation and support on storage area networks and network attached storage implementations. Network integration solutions provide services to assist customers in implementing thin client/server based computing, groupware implementation and system/application enablement. E-business application development includes the infrastructure platform consulting, design and implementation. Desktop management services include assisting customers in project roll-outs, installation of personal computer systems, peripherals and accessories; warranty and non-warranty repair and maintenance, redeployment and end-of-life services. The Company has achieved Gold Authorization from Cisco. The Company has also been awarded 2 specialization's from Cisco; Voice Access and IP Telephony, which gives customers access to specialized knowledge and expertise to consult, design and implement converged voice and data telephony circuits  and  wireless  LAN  implementations.  The  leasing  segment  primarily provides in-house leasing services to the Company's products and services customers. The Company leases many types of equipment with the predominant focus on notebook and desktop personal computers, communication products and high-powered servers. The Company provides products and services primarily to large and medium sized corporate, health care, governmental, financial and educational customers. See Note 18 of Notes to Consolidated Financial Statements for a presentation of segment financial information.

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

The Company is an authorized dealer or reseller for the products of over 37 major vendors. The Company believes that its access to such vendors enables it to offer a wide range of products to meet the diverse requirements of its customers. However, the increasing demand for microcomputers has resulted in significant product supply shortages from time to time because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. As in the past, the Company expects to experience some difficulty in obtaining an adequate supply of products from its major vendors which has resulted, and may continue to result, in delays in completing sales. These delays have not had, and are not anticipated to have, a material adverse effect on the Company's results of operations. However, the failure to obtain adequate product supply could have a material adverse effect on the Company's operations and financial results.

The Company's sales are generated primarily by its 275 person direct sales and sales support personnel located in 31 regional offices in 16 states throughout the Southeast and Midwest United States. The Company's business strategy is to provide its customers with a complete package of personal computers and network infrastructure products, internet infrastructure services, network infrastructure services, network integration services, e-business application development and desktop management services. In addition, the Company attempts to offer standard leasing services and custom tailored leasing solutions for our customers. Leases generally range from twelve to thirty-six months. Coupled with the products and services segments, the Company has the ability to provide turnkey information technology solutions with all components including equipment configuration, delivery, installation, maintenance, Internet training, and de-installation services all included in a periodic payment. The Company believes that its ability to combine competitive pricing of computer hardware, software and related products with sophisticated higher margin services allows it to compete effectively against a variety of alternative microcomputer distribution channels, including independent dealers, superstores, mail order and direct sales by manufacturers. With many businesses seeking assistance to optimize their information technology investments and control ongoing costs throughout the life cycle of technology systems, the Company is using its resources to assist customers in their decision-making, project implementation and equipment and information management.

Most microcomputer products are sold pursuant to purchase orders. For larger procurements, the Company may enter into written contracts with customers. These contracts typically establish prices for certain equipment and services and require short delivery dates for equipment and services ordered by the customer. These contracts do not require the customer to purchase microcomputer products or services exclusively from the Company and may be terminated without cause upon 30 to 90 days notice. Most contracts are for a term of 12 to 24 months and, in order to be renewed, may require submission of a new bid in response to the customer's request for proposal. As of January 5, 2001, the Company has been awarded contracts it estimates will result in an aggregate of approximately $185.1 million of net sales and revenues after January 5, 2001, $215.7 million in net sales and revenues was generated in 2000 from these contracts. Of the aggregate total, the Company estimates that approximately $121.3 million of net sales and revenues will be generated in fiscal 2001. By comparison, as of January 5, 2000, the Company had been awarded contracts that it estimated would result in an aggregate of approximately $156.3 million of net sales and revenues after January 5, 2000. Of this amount, the Company estimated that $129.5 million of net sales and revenues would be generated during fiscal 2000. The estimates of management could be materially less than stated as a result of factors which would cause one or more of these customers to order less product or services than is anticipated. Such factors include that the customer finds another supplier for the desired products at a lower price or on better terms, the internal business needs of the customer change causing the customer to require less or different products and services, or a significant change in technology or other industry conditions occurs which alters the customer's needs or timing of purchases.

The Company has also established relationships with industry leaders relating to its services segment including the authorization to perform warranty and non-warranty repair work for several vendors. In some cases, the authorization of Pomeroy Select to continue performing warranty work for a particular manufacturer's products is dependent upon the performance of the Company under a dealer agreement with that manufacturer. The Company's technical personnel currently have an aggregate of more than 180 Microsoft certifications, more than 300 Novell certifications, 31 Bay/Nortel Networks Specialist certifications, 19 IBM Professional Service Expert certifications, 54 Compaq Accredited Systems Engineer certifications, 20 Hewlett-Packard Network Technical Professional certifications, 2 Citrix Certified Administrator certifications, 81 Cisco Certified Network Associates certifications, 31 Cisco Certified Network Professional certificates, 6 Cisco Certified Internetwork Expert certificates, 12 Cisco Certified Design Associates certifications, 9 Cisco Certified Design
Professionals,   7   Computer   Associates   Certified   Unicenter   Engineer
certifications and one of each of the following advanced certifications: Protean Router, Network General Sniffer, Fore Systems and Oracle Advanced SQL.

The Company provides its services to its customers on a time-and-materials basis and pursuant to written contracts or purchase orders. Either party with limited or no advance notice generally can terminate the Company's arrangements with its customers. The Company also provides some of its services under fixed-price contracts rather than contracts billed on a time-and-materials basis. Fixed-price contracts are used when the Company believes it can clearly define the scope of services to be provided and the cost of providing those services.

The Company has initiated a program known as the Pomeroy Preferred Partner Program to better serve its customers. Through the program, the Company has the ability to focus on the group of manufacturers which it has deemed "best in class" through its research, customer feedback, and its experience in the industry. By focusing on these "preferred" manufacturers, the company is building mutual business commitments that will benefit the customers. Such benefits include access to favorable pricing and key decision-makers, better terms and conditions and enhanced sales and technical training.

The Company has entered into dealer agreements with substantially all of our major vendors/manufacturers. These agreements are typically subject to periodic renewal and to termination on short notice. Substantially all of the Company's dealer agreements may be terminated by the vendor without cause upon 30 to 90 days advance notice, or immediately upon the occurrence of certain events. A vendor could also terminate an authorized dealer agreement for reasons unrelated to the Company's performance. Although the Company has never lost a major vendor/manufacturer, the loss of such a vendor/product line or the deterioration of the Company's relationship with such a vendor/manufacturer would have a material adverse effect on the Company.

For fiscal years 1998, 1999 and 2000, sales of computer hardware, software, and related products were approximately $554.0 million, $648.9 million, and $775.3 million, respectively, and accounted for approximately 88.3%, 85.8% and 83.8%, respectively, of the consolidated net sales and revenues of the Company. The Company's revenues from its service and support activities have grown, as a percentage of its consolidated net sales and revenues, over the last several years. For fiscal years 1998, 1999 and 2000, revenues from service and support activities were approximately $72.5 million, $103.8 million and $139.4 million, respectively, and accounted for approximately 11.6%, 13.7% and 15.1%, respectively, of the consolidated net sales and revenues of the Company. The Company's revenue from its leasing services have grown, as a percentage of its consolidated net sales and revenues, since its inception in 1997. For fiscal years 1998, 1999 and 2000, leasing revenues were approximately, $1.4 million, $4.0 million, and $10.4 million, respectively, and accounted for approximately 0.1%, 0.5%, and 1.1%, respectively, of the consolidated net sales and revenues of the Company.

COMPETITION

The microcomputer products, services and leasing market is highly competitive. Distribution has evolved from manufacturers selling directly to customers, to manufacturers selling to aggregators (wholesalers), resellers and value-added resellers. Competition, in particular the pressure on pricing, has resulted in industry consolidation. In the future, the Company may face fewer but larger competitors as a consequence of such consolidation. These competitors may have access to greater financial resources than the Company. In response to continuing competitive pressures, including specific price pressure from the direct telemarketing, internet and mail order distribution channels, the microcomputer distribution channel is currently undergoing segmentation into value-added resellers who emphasize advanced systems together with service and support for business networks, as compared to computer "superstores," who offer retail purchasers a relatively low cost, low service alternative and direct-mail suppliers which offer low cost and limited service. Certain superstores have expanded their marketing efforts to target segments of the Company's customer base, which could have a material adverse impact on the Company's operations and financial results. While price is an important competitive factor in the Company's business, the Company believes that its sales are principally dependent upon its ability to provide comprehensive customer support services. The Company's principal competitive strengths include: (i) quality assurance;
(ii) service and technical expertise, reputation and experience; (iii) competitive pricing of products through alternative distribution sources; (iv) prompt delivery of products to customers; (v) various financing alternatives; and (vi) its ability to provide prompt responsiveness to customers services needs and to build performance guarantees into services contracts.

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

The Company's services solutions segment competes, directly and indirectly, with a variety of national and regional service providers, including services organizations of established computer product manufacturers, value-added resellers, systems integrators, internal corporate management information systems and, to a lesser extent, consulting firms, aggregators and distributors. The Company believes that the principal competitive factors for information technology services include technical expertise, the availability of skilled technical personnel, breadth of service offerings, reputation, financial stability and price. To be competitive, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continuing to enhance its service offerings and expand sales channels. Any pricing pressures, reduced margins or loss of market share resulting from the Company's failure to compete effectively could have a material adverse effect on the Company's operations and financial results.

The Company believes its services solutions segment competes successfully by providing a comprehensive solution portfolio for its customers' information technology asset management and networking services needs. The Company delivers cost-effective, flexible, consistent, reliable and comprehensive solutions to meet customers' information technology infrastructure service requirements. The Company also believes that it distinguishes itself on the basis of its technical expertise, competitive pricing and its ability to understand its customers' needs.

The Company's leasing segment competes directly and indirectly with various lenders. Manufacturing competitors generally have their own leasing companies, which include private label services provided by other organizations. In addition, a number of independent finance companies have sales forces to originate leases, as well as alignment with manufacturers and resellers to provide private label leasing solutions. The leasing segment also competes with bank leasing companies. The Company believes its leasing segment competes successfully by providing flexible financing alternatives and offering turnkey solutions.

CERTAIN  BUSINESS  FACTORS

DEPENDENCE  ON  MAJOR  CUSTOMERS

During fiscal 2000, approximately 29.6% of the Company's total net sales and revenues were derived from its top 10 customers. No customer accounted for more than 10% of the Company's total net sales and revenues. During fiscal 2000, MCI Worldcom accounted for approximately 10.4% of the total net sales and revenues for the products segment and Columbus Public Schools accounted for approximately 23.4% of the total net sales and revenues for the leasing segment.

RAPID  GROWTH

The Company has grown rapidly both internally and through acquisitions, and the Company intends to continue to pursue both types of growth opportunities as part of its business strategy. There can be no assurance that the Company will be successful in maintaining its rapid growth in the future. The Company expects future growth will result from acquisitions in addition to continued organic growth. In fiscal 2000, the Company completed four acquisitions and continues to evaluate expansion and acquisition opportunities that would complement its ongoing operations. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will be profitable at the time of their acquisition or will achieve levels of profitability that justify the investment therein. Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on the Company's reported operating results, diversion of management's attention, dependence on retaining, hiring and training key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's operations and financial results.

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


DEPENDENCE  ON  TECHNICAL  EMPLOYEES

The success of the Company's services business depends in large part upon the Company's ability to attract and retain highly skilled technical employees in competitive labor markets. There can be no assurance that the Company will be able to attract and retain sufficient numbers of skilled technical employees. The loss of a significant number of the Company's existing technical personnel or difficulty in hiring or retaining technical personnel in the future could have a material adverse effect on the Company's operations and financial results.

INVENTORY  MANAGEMENT

Rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence characterize the information technology industry. While most of the inventory stocked by the Company is for specific customer orders, inventory devaluation or obsolescence could have a material adverse effect on the Company's operations and financial results.
Current industry practice among manufacturers is to provide price protection intended to reduce the risk of inventory devaluation, although such policies are subject to change at any time and there can be no assurance that such price protection will be available to the Company in the future. During fiscal 2000, many manufacturers reduced the number of days for which they provided price protection. In addition to the price protection mentioned above, the Company currently has the option of returning inventory to certain manufacturers and distributors, subject to certain limitations. The amount of inventory that can be returned to manufacturers without a restocking fee varies under the Company's agreements and such return policies may provide only limited protection against excess inventory. There can be no assurance that new product developments will not have a material adverse effect on the value of the Company's inventory or that the Company will successfully manage its existing and future inventory. In addition, the Company stocks parts inventory for its services business. Parts inventory is more likely to experience a decrease in valuation as a result of technological change and obsolescence. Price protection practices are not ordinarily offered by manufacturers with respect to parts.

DEPENDENCE  ON  KEY  PERSONNEL

The success of the Company is dependent on the services of David B. Pomeroy, II, the CEO and Chairman of the Board, Stephen E. Pomeroy, President and Chief Operating Officer of the Company and Chief Executive Officer of Pomeroy Select, Victor Eilau, President of TIFS and other key personnel. The loss of the services of David Pomeroy, Stephen Pomeroy, Victor Eilau or other key personnel could have a material adverse effect on the Company's business. The Company maintains $1.0 million in key man life insurance insuring the life of David B. Pomeroy. In addition, the company maintains $700 thousand in key man life insurance insuring the life of Stephen E. Pomeroy and $500 thousand in key man life insurance insuring the life of Victor Eilau. The Company has entered into employment agreements with certain of its key personnel, including David B. Pomeroy, Stephen E. Pomeroy and Victor Eilau. The Company's success and plans for future growth will also depend on its ability to attract and retain highly skilled personnel in all areas of its business.

EMPLOYEES

As of January 5, 2001, the Company had 2,138 full-time employees consisting of the following: 1,428 technical personnel; 275 direct sales representatives and sales support personnel; 54 management personnel; and 381 administrative and distribution personnel. The Company has no collective bargaining agreements and believes its relations with its employees are good.

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

During fiscal 2000, the Company completed four acquisitions. The total consideration given consisted of $15.2 million in cash and subordinated notes of $4.8 million. Interest on the subordinated notes is payable quarterly. Principal in the amount of $.2 million was a 90 day note paid in full in 2000, and the $4.6 million of principal is payable in equal annual installments commencing on the first anniversary of closing.

On January 11, 2001, the Company announced it had entered into a letter of intent to purchase certain operating assets and the systems integration and consulting business of Osage Systems Group, Inc. ("Osage"). The transaction is subject to a number of consents. It is contemplated that the transaction will also be effected through the provisions of the U.S. Bankruptcy Code and will, accordingly, be subject to Court approval. If the sale is completed, the Company anticipates that the systems integration and consulting business of Osage will operate as additional branch offices of the Company and the results of operations from the acquisition will be included in the consolidated statement of income from the date of acquisition. In addition, the Company is currently engaged in preliminary discussions with other potential acquisition candidates. Although it has no binding commitments to acquire such candidates, management believes that the Company may acquire one or more of these candidates in the future.


ITEM  2.  PROPERTIES

The Company's principal executive offices, distribution facility and national training center comprised of approximately 36,000, 161,417 and 22,000 square feet of space, respectively, are located in Hebron, Kentucky. These facilities are leased from Pomeroy Investments, LLC ("Pomeroy Investments"), a Kentucky limited liability company controlled by David B. Pomeroy, II, Chief Executive Officer of the Company, under a ten year triple-net lease agreement which expires in July 2010. The lease agreement provides for 2 five-year renewal options.

The Company also has non-cancelable operating leases for its regional offices, expiring at various dates between 2001 and 2008. The Company believes there will be no difficulty in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space. In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used. The Company does not own any real property.


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

                             1999                  2000
                     --------------------  --------------------
                      High          Low     High          Low
                     ------        ------  ------        ------
     First Quarter   $23.13        $11.50  $21.75        $12.50
     Second Quarter  $15.00        $11.50  $18.25        $13.38
     Third Quarter   $16.63        $10.75  $30.13        $15.00
     Fourth Quarter  $13.88        $ 9.56  $19.50        $12.50

As of February 28, 2001, there were approximately 370 holders of record of the Company's common stock.

Dividends
---------

The Company has not paid any cash dividends since its organization and the completion of its initial public offering. The Company has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends are restricted under the Company's current borrowing agreement.

ITEM  6.  SELECTED  FINANCIAL  DATA

                                                      SELECTED FINANCIAL DATA
                                               (In thousands, except per share data)

                                                    For  the  Fiscal  Years  Ended  January  5,
                                             -------------------------------------------------------
                                              1997(1)    1998(2)   1999 (4,5)    2000(6)    2001(7)
                                             ---------  ---------  -----------  ---------  ---------
Consolidated Statement of Income Data:
Net sales and revenues. . . . . . . . . . .  $336,358   $491,448   $  627,928   $756,757   $925,138
Cost of sales and service . . . . . . . . .   291,033    426,742      543,764    652,503    801,788
                                             ---------  ---------  -----------  ---------  ---------
Gross profit. . . . . . . . . . . . . . . .    45,325     64,706       84,164    104,254    123,350

Operating expenses:
Selling, general and administrative . . . .    25,895     33,918       43,689     52,216     61,135
Depreciation and amortization . . . . . . .     2,561      3,940        5,377      6,527      9,516
                                             ---------  ---------  -----------  ---------  ---------
Total operating expenses. . . . . . . . . .    28,456     37,858       49,066     58,743     70,651

Income from operations. . . . . . . . . . .    16,869     26,848       35,098     45,511     52,699

Other expense (income):
Interest expense. . . . . . . . . . . . . .     2,170        974        2,670      3,858      4,352
Litigation settlement and related costs (3)     4,392          -            -          -          -
Miscellaneous . . . . . . . . . . . . . . .      (221)        54         (140)       (93)      (547)
                                             ---------  ---------  -----------  ---------  ---------
Total other expense . . . . . . . . . . . .     6,341      1,028        2,530      3,765      3,805

Income before income taxes. . . . . . . . .    10,528     25,820       32,568     41,746     48,894

Income tax expense. . . . . . . . . . . . .     4,296      9,507       12,409     16,864     19,406
                                             ---------  ---------  -----------  ---------  ---------
Net income. . . . . . . . . . . . . . . . .  $  6,232   $ 16,313   $   20,159   $ 24,882   $ 29,488
                                             =========  =========  ===========  =========  =========

Earnings per common share (diluted) . . . .  $   0.77   $   1.44   $     1.72   $   2.11   $   2.38

Consolidated Balance Sheet Data:
Working capital . . . . . . . . . . . . . .  $ 27,203   $ 63,028   $   71,364   $ 61,126   $ 89,849
Long-term debt, net of current maturities..     2,189      1,434        8,231      6,971     23,303
Equity. . . . . . . . . . . . . . . . . . .    46,593     88,777      112,989    140,221    181,705
Total assets. . . . . . . . . . . . . . . .   121,380    167,264      254,226    333,141    367,833

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

4) During fiscal 1998, the Company acquired the assets of Commercial Business Systems, Inc., Access Technologies, Inc. and all of the outstanding stock of Global Combined Technologies, Inc. See Note 13 of Notes to Consolidated Financial Statements.

5) During the fourth quarter of fiscal 1998, the Company's results include an after tax charge of $681 ($0.06 per diluted share) related to the uncollectibility of certain vendor warranty claims. Exclusive of this charge, diluted earnings per share for fiscal 1998 would have been $1.78.

6) During fiscal 1999, the Company acquired certain assets of Systems Atlanta Commercial Systems, Inc. and all the outstanding stock of Acme Data Systems, Inc. See Note 13 of Notes to Consolidated Financial Statements.

7) During fiscal 2000, the Company acquired certain assets of Datasource Hagen, DataNet, Inc. and all the outstanding stock of The Linc Corporation and Val Tech Computer Systems, Inc. See Note 13 of Notes to Consolidated Financial Statements.

QUARTERLY  RESULTS  OF  OPERATIONS  (in  thousands,  except  per  share  data)

The following table sets forth certain unaudited operating results of each of the eight prior quarters. This information is unaudited, but in the opinion of management includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations of such periods.

                                           Fiscal 2000
                            -----------------------------------------------
                             First      Second        Third       Fourth
                            Quarter   Quarter(1)   Quarter(2)   Quarter(3)
                            --------  -----------  -----------  -----------
Net sales and revenues      $211,578  $   220,910  $   246,911  $   245,739
Gross Profit                $ 26,777  $    29,523  $    34,073  $    32,977
Net income                  $  6,286  $     7,605  $     8,187  $     7,410
Earnings per common share:
  Basic                     $   0.53  $      0.63  $      0.67  $      0.59
  Diluted                   $   0.52  $      0.62  $      0.65  $      0.58

                                           Fiscal 1999
                            --------------------------------------------
                             First      Second        Third      Fourth
                            Quarter   Quarter(4)   Quarter(5)   Quarter
                            --------  -----------  -----------  --------
Net sales and revenues      $163,924  $   186,848  $   197,090  $208,895
Gross Profit                $ 22,859  $    23,708  $    27,055  $ 30,632
Net income                  $  5,068  $     5,680  $     6,532  $  7,602
Earnings per common share:
  Basic                     $   0.43  $      0.49  $      0.56  $   0.65
  Diluted                   $   0.43  $      0.48  $      0.55  $   0.65

1) During the second quarter of fiscal 2000, the Company acquired certain assets of Datasource Hagen. See Note 13 of Notes to Consolidated Financial Statements.
2) During the third quarter of fiscal 2000, the Company acquired certain assets of DataNet, Inc. See Note 13 of Notes to Consolidated Financial Statements.
3) During the fourth quarter of fiscal 2000, the Company acquired all of the outstanding stock of The Linc Corporation and Val Tech Computer Systems, Inc. See Note 13 of Notes to Consolidated Financial Statements.
4) During the second quarter of fiscal 1999, the Company acquired certain assets of Systems Atlanta Commercial Systems, Inc. See Note 13 of Notes to Consolidated Financial Statements.
5) During the third quarter of fiscal 1999, the Company acquired all of the outstanding stock of Acme Data Systems, Inc. See Note 13 of Notes to Consolidated Financial Statements.

ITEM  7.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FISCAL  YEAR  2000  COMPARED  TO  FISCAL  YEAR  1999

Total Net Sales and Revenues. Total net sales and revenues increased $168.3 million, or 22.2%, to $925.1 million in fiscal 2000 from $756.8 million in fiscal 1999. This increase was attributable to an increase in sales to existing and new customers and to acquisitions completed in fiscal year 2000. Excluding acquisitions completed in fiscal year 2000, total net sales and revenues increased 21.4%.

Products and leasing sales increased $132.7 million, or 20.3%, to $785.7 million in fiscal 2000 from $653.0 million in fiscal 1999. Excluding acquisitions completed in fiscal year 2000, products and leasing sales increased 19.6%. Service revenues increased $35.6 million, or 34.3%, to $139.4 million in fiscal 2000 from $103.8 million in fiscal 1999. Excluding acquisitions completed in fiscal year 2000, service revenues increased 32.9%.

Gross Profit. Gross profit margin was 13.3% in fiscal 2000 compared to 13.8% in fiscal 1999. The Company's decrease in its gross margin resulted primarily from the Company's decision to obtain new business and increase sales by aggressively pricing certain products and services. Services revenues increased to 15.1% of total net sales and revenues in fiscal 2000 compared to 13.7% of total net sales and revenues in fiscal 1999. Factors that may have an impact on gross margin in the future include the percentage of equipment sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

Operating Expenses. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues decreased to 6.6% in fiscal 2000 from 6.9% for fiscal 1999. This decrease is primarily due to the growth in net sales and revenues exceeding the growth in selling, general and administrative expenses. Total operating expenses expressed as a percentage of total net sales and revenues were 7.6% in fiscal 2000 and 7.8% in fiscal 1999.

Income from Operations. Income from operations increased $7.2 million, or 15.8%, to $52.7 million in fiscal 2000 from $45.5 million in fiscal 1999. The Company's operating margin decreased to 5.7% in fiscal 2000 from 6.0% in fiscal 1999 due to the decrease in gross profit.

Interest Expense. Total interest expense increased $0.5 million, or 12.8%, to $4.4 million in fiscal 2000 from $3.9 million in fiscal 1999. This increase is primarily related to higher average borrowings during fiscal 2000 as a result of higher working capital requirements.

Income  Taxes.  The  Company's  effective  tax  rate  was  39.7%  in fiscal 2000
compared to 40.4% in fiscal 1999.    The decrease in the Company's effective tax
rate  results  from  a  lower  overall  state  income  tax  liability.

Net Income. Net income increased $4.6 million, or 18.5%, to $29.5 million in fiscal 2000 from $24.9 million in fiscal 1999. The increase was a result of the factors described above.



FISCAL  YEAR  1999  COMPARED  TO  FISCAL  YEAR  1998

Total Net Sales and Revenues. Total net sales and revenues increased $128.9 million, or 20.5%, to $756.8 million in fiscal 1999 from $627.9 million in fiscal 1998. This increase was attributable to an increase in sales to existing and new customers and to acquisitions completed in fiscal years 1999 and late 1998. This increase reflects an increase in sales volume; however, unit-selling prices have declined in fiscal 1999 as compared to fiscal 1998. Excluding acquisitions completed in fiscal years 1999 and late 1998, total net sales and revenues increased 12.8%.

Products and leasing sales increased $97.6 million, or 17.6%, to $653.0 million in fiscal 1999 from $555.4 million in fiscal 1998. Excluding acquisitions completed in fiscal years 1999 and late 1998, products and leasing sales increased 10.9%. Service revenues increased $31.3 million, or 43.2%, to $103.8 million in fiscal 1999 from $72.5 million in fiscal 1998. Excluding acquisitions completed in fiscal years 1999 and late 1998, service revenues increased 27.4%.

Gross Profit. Gross profit margin was 13.8% in fiscal 1999 compared to 13.4% in fiscal 1998. The Company improved its gross margin by increasing the volume of higher-margin service revenues that offset a decrease in products gross margins and the growth in product sales. Services revenues increased to 13.7% of total net sales and revenues in fiscal 1999 compared to 11.6% of total net sales and revenues in fiscal 1998. Factors that may have an impact on gross margin in the future include the percentage of equipment sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

Operating Expenses. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues decreased to 6.9% in fiscal 1999 from 7.0% for fiscal 1998. This decrease is primarily due to the growth in net sales and revenues exceeding the growth in selling, general and administrative expenses. Total operating expenses expressed as a percentage of total net sales and revenues were 7.8% in fiscal 1999 and 1998.

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

Income Taxes. The Company's effective tax rate was 40.4% in fiscal 1999 compared to 38.1% in fiscal 1998. During fiscal 1998, the Company's effective tax rate was reduced due to the availability of the Kentucky Jobs Development Act ("KJDA") credit pertaining to the initial start-up cost component of the credit. For fiscal 1999, the Company's KJDA benefit was reduced to the annual eligible lease payments component of the credit plus any carryforward from prior years. In addition, this increase is the result of an increase in taxable income in states that have higher tax rates.

Net Income. Net income increased $4.7 million, or 23.3%, to $24.9 million in fiscal 1999 from $20.2 million in fiscal 1998. The increase was a result of the factors described above.



                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Cash used in operating activities was $1.8 million in fiscal 2000. Cash used in investing activities was $20.9 million, which included $15.2 million for acquisitions, and $5.7 million for capital expenditures. Cash provided by financing activities was $22.1 million which included $23.6 million of net proceeds under notes payable, $11.6 million from the exercise of stock options and the related tax benefit, and $0.4 million proceeds from the employee stock purchase plan, offset by $13.5 million of net payments under bank notes payable.

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At January 5, 2001, these lines of credit totaled $72 million, including $60 million with Deutsche Financial Services
("DFS") and $12 million with IBM Credit Corporation ("ICC"). Borrowings under the DFS floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company's financing of receivables is provided through a portion of its credit facility with DFS. The credit facility provides a credit line of $80.0 million for accounts receivable financing. The accounts receivable portion of the credit facility carries a variable interest rate based on the prime rate less 125 basis points. At January 5, 2001, the amount outstanding was $55.5 million, including $9.2 million of overdrafts on the Company's books in accounts at a participant bank on the credit facility, which was at an interest rate of 7.75%. The overdrafts were subsequently funded through the normal course of business. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants.

The Company's credit facility extension agreement with DFS expired on January 12, 2001, and the Company signed an extension agreement with DFS under the same terms as the original credit facility. This extension will expire May 12, 2001. DFS approved, subject to execution of documentation, an increase in the total facility to $175 million during the extension period, which consists of $100 million working capital facility and $75 million inventory facility. The Company is currently negotiating with various financial institutions a new credit facility in order to increase its overall financing availability. Although there can be no assurances that the Company will be able to finalize a new credit facility, the Company currently anticipates that an agreement will be reached.

During fiscal 2000, the Company increased the leasing activity through its wholly owned leasing subsidiary, TIFS. This increased leasing activity for fiscal 2000 resulted in increased borrowings and resultant interest expense under the Company's credit facility with DFS. Further increases in leasing operations could impact one or more of total net sales and revenues, gross margin, operating income, net income, total debt and liquidity, depending on the amount of leasing activity and the types of leasing transactions. The funding of the Company's net investment in sales-type leases is provided by various financial institutions primarily on a nonrecourse basis.

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

The Registrant hereby incorporates the information required by Form 10-K, Items 10-13 by reference to the Company's definitive proxy statement for its 2001 Annual Meeting of shareholders which will be filed with the Commission prior to May 4, 2001.
                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The  following  documents  are  filed  as  a  part  of  this  report:

================================================================================
                                                          2000 Form
--------------------------------------------------------------------------------
                                                          10-K Page
                                                         -----------
1.   Financial Statements:

     Report of Independent Certified Public Accountants      F-1

     Consolidated Balance Sheets,
     January 5, 2000 and January 5, 2001                 F-2 to F-3

     For each of the three fiscal years in
     The period ended January 5, 2001:

     Consolidated Statements of Income                       F-4

     Consolidated Statements of Cash Flows                   F-5

     Consolidated Statements of Equity                       F-6

     Notes to Consolidated Financial Statements          F-7 to F-19

2.   Financial Statement Schedules:

     None


                                                                               Filed Herewith
                                                                               (page #) or
                                                                               Incorporated
3.      Exhibits                                                               by Reference to:
        ---------                                                              ----------------
             3(a)  Certificate of Incorporation, as amended                    Exhibit 3(a) of Company's
                                                                               Form 10-Q filed Aug.11,2000



             3(b)  Bylaws of the Company                                       Exhibit 3(a) of Company's
                                                                               Form S-1 filed Feb. 14, 1992



        3(i)(a)1   Certificate of Incorporation of Pomeroy Computer            Exhibit 3(i)(a)(1) of
                   Resources, dated February, 1992                             Company's Form 10-Q filed
                                                                               Aug. 11, 2000


        3(i)(a)2   Certificate of Amendment to Certificate of                  Exhibit 3(i)(a)(2) of
                   Incorporation, dated July 1997                              Company's Form 10-Q filed
                                                                               Aug. 11, 2000

--------------------------------------------------------------------------------


        3(i)(a)3   Certificate of Designations of Series A  Junior             Exhibit 3(i)(a)(3) of
                   Participating Preferred Stock of Pomeroy Computer           Company's Form 10-Q filed
                   Resources, Inc. February 1998                               Aug. 11, 2000


        3(i)(a)4   Certificate of Amendment to Certificate of                  Exhibit 3(i)(a)(4) of
                   Incorporation, dated August 2000                            Company's Form 10-Q filed
                                                                               Aug. 11, 2000



               4   Rights Agreement between the Company and The                Exhibit 4 of Company's  Form
                   Fifth Third Bank, as Rights Agent dated as of February      8-K filed February 23, 1998
                   23,1998

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

           (c)(1)  Agreement for Wholesale Financing (Security                 Exhibit 10(i)(c)(1) of
                   Agreement) between ITT Commercial Finance                   Company's Form 10-K filed
                   Corporation and the Company dated March 27,                 April 7, 1994
                   1992

           (c)(2)  Addendum to Agreement for Wholesale Financing               Exhibit 10(i)(c)(2) of
                   between ITT Commercial Finance Corporation and              Company's Form 10-K filed
                   the Company dated July 7, 1993                              April 7, 1994

           (c)(3)  Amendment to Agreement for Wholesale Financing              Exhibit 10(i)(c)(3) of
                   between Deutsche Financial Services f/k/a ITT               Company's Form 10-Q filed
                   Commercial Finance Corporation and the Company              May 18, 1995
                   dated May 5, 1995.

           (d)(1)  Asset Purchase Agreement among the Company;                 Exhibit 10(i)(z) of Company's
                   TCSS; and Richard Feaster, Victoria Feaster, Harry          Form 8-K dated March 14,
                   Feaster, Carolyn Feaster, Victoria Feaster, trustee         1996
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

              (g)  Apple Computer, Inc. and the                                Exhibit 10(i)(g) of Company's
                   Company, dated April 1, 1991                                Form S-1 filed Feb. 14, 1992

--------------------------------------------------------------------------------


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

           (j)(2)  Purchase Agreement between the Company and                  Exhibit 10.87 of Company's
                   John C. Donnelly dated March 28, 1996                       Form S-1 filed June 4, 1996

           (j)(3)  Purchase Agreement between the Company and                  Exhibit 10.88 of Company's
                   Dan B. French dated March 28, 1996                          Form S-1 filed June 4, 1996

           (j)(4)  Purchase Agreement between the Company and                  Exhibit 10.89 of Company's
                   James C. Penman dated March 28, 1996                        Form S-1 filed June 4, 1996

           (m)(1)  Asset Purchase Agreement among the Company,                 Exhibit 10.5 of Company's
                   AA Microsystems, Inc. and Stuart  Raburn dated              Form S-3 filed January 3,
                   August 2, 1996                                              1997

           (m)(2)  Promissory Note dated August 2, 1996 of the                 Exhibit 10.6 of Company's
                   Company in favor of AA Microsystems, Inc.                   Form S-3 filed January 3,
                                                                               1997

           (n)(1)  Lease between Crown Development Group and the               Exhibit 10(i)(n) of Company's
                   Company for 3740 St. Johns Bluff Road, Suite 19,            Form 10-K filed March 31,
                   Jacksonville, FL dated September 17, 1992                   1993

           (n)(2)  Amendment to Lease between Crown                            Exhibit 10(i)(n)(2) of
                   Development Group and the Company for 3740 St.              Company's Form 10-K filed
                   Johns Bluff Road, Suite 19, Jacksonville, FL dated          April 4, 1996
                   December 11, 1995

           (p)(1)  Remarketing and Agency Agreement (the                       Exhibit 10(i)(p)(1) of
                   "Remarketing Agreement") between Information                Company's Form S-1 filed
                   Leasing Corporation and the Company dated                   Feb. 14, 1992
                   January 7, 1990

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
                   October 31, 1995

           (r)(1)  Asset Purchase Agreement among the Company,                 Exhibit 10.7 of Company's
                   Communications Technology, Inc. d/b/a DILAN and             Form S-3 filed January 3,
                   Robert Martin dated October 11, 1996                        1997

           (r)(2)  Subordinated Promissory Note dated October 11,              Exhibit 10.8 of Company's
                   1996 of the Company in favor of Communications              Form S-3 filed January 3,
                   Technology, Inc.                                            1997

           (r)(3)  Subordination Agreement among the Company,                  Exhibit 10.9 of Company's
                   Communications Technology, Inc. and Star Bank,              Form S-3 filed January 3,
                   N.A. dated October 11, 1996                                 1997

--------------------------------------------------------------------------------


              (s)  Services Agreement between the Company and                  Exhibit 10.13 of Company's
                   Nationwide Mutual Insurance and the Company                 Form S-3 filed January 3,
                   dated December 11, 1996                                     1997

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

           (t)(2)  Employment Agreement between the Company                    Exhibit 10(i)(t)(2) of
                   and Israel Fintz, dated June 26, 1997                       Company's Form 10-Q filed
                                                                               August 11, 1997

           (t)(3)  Incentive Deferred Compensation Agreement                   Exhibit 10(i)(t)(3) of
                   between the Company and Israel Fintz, dated June            Company's Form 10-Q filed
                   26, 1997                                                    August 11, 1997

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

           (t)(6)  Power of Attorney given to the Company by Magic             Exhibit 10(i)(t)(6) of
                   Box, Inc. for the collection of Accounts Receivable,        Company's Form 10-Q filed
                   dated June 26, 1997                                         August 11, 1997

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

--------------------------------------------------------------------------------


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

              (u)  Lease between NWI Airpark L.P. and the Company              Exhibit 10(i)(u) of Company's
                   for 717 Airpark Center Drive, Nashville, TN dated           Form 10-K filed April 4, 1995
                   February 24, 1994

           (v)(1)  Promissory Note dated May 30, 1997 by and                   Exhibit 10(i)(v)(1) of
                   among Star Bank, N.A., the Company and                      Company's Form 10-Q filed
                   Pomeroy Computer Leasing Company, Inc.                      August 11, 1997

           (v)(2)  Loan Agreement dated October 31,1997 between                Exhibit 10(i)(v)(2) of
                   The Fifth Third Bank of Northern Kentucky, Inc. and         Company's Form 10-K filed
                   Technology Integration Financial Services, Inc.             April 5, 1998

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

           (v)(6)  Incumbency and Authorization Agreement dated                Exhibit 10(i)(v)(6) of
                   October 31,1997 between The Fifth Third Bank of             Company's Form 10-K filed
                   Northern Kentucky, Inc. and Technology Integration          April 5, 1998
                   Financial Services, Inc.

           (v)(7)  Draw Facility Note dated October 31,1997 between            Exhibit 10(i)(v)(7) of
                   The Fifth Third Bank of Northern Kentucky, Inc. and         Company's Form 10-K filed
                   Technology Integration Financial Services, Inc.             April 5, 1998

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

           (w)(1)  Non Compete Agreement between the Company                   Exhibit 10(i)(w)(1) of
                   and Microcare Computer Services, Inc., dated July           Company's Form 10-Q filed
                   24, 1997                                                    November 10, 1997

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

--------------------------------------------------------------------------------


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

          (w)(12)  Asset Purchase Agreement between the Company,               Exhibit 10(i)(w)(12) of
                   and  Microcare Computer Services, Inc., Microcare           Company's Form 10-Q filed
                   Inc., and Robert L. Versprille dated July 24, 1997          November 10, 1997

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

          (cc)(3)  Articles of Merger dated October 17,1997 between            Exhibit (10)(i)(cc)(3) of
                   Pomeroy Computer Resources of South Carolina                Company's Form 10-K filed
                   and The Computer Store, Inc.                                April 5,1998

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

--------------------------------------------------------------------------------


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

         (cc)(15)  Investor's Certificate dated October 17,1997                Exhibit (10)(i)(cc)(15) of
                   between Pomeroy Computer Resources of South                 Company's Form 10-K filed
                   Carolina, Inc. and Arthur M. Cox                            April 5,1998

         (cc)(16)  Escrow Agreement dated October 17,1997                      Exhibit (10)(i)(cc)(16) of
                   between Pomeroy Computer Resources of South                 Company's Form 10-K filed
                   Carolina, Inc., Arthur M. Cox, Ronald D. Hildreth,          April 5,1998
                   and Jeffrey F. Hipp

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

--------------------------------------------------------------------------------


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

         (dd)(14)  Covenant Not to Compete Agreement dated March               Exhibit (10)(i)(dd)(14) of
                   6, 1998 between the Company and Thomas                      Company's Form 10-Q filed
                   Clayton                                                     May 6,1998

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

          (ee)(3)  Non-Compete Agreement dated February 26, 1998               Exhibit (10)(i)(ee)(3) of
                   between Dale Higganbotham and Pomeroy                       Company's Form 10-Q filed
                   Computer Resources, Inc.                                    May 6,1998

--------------------------------------------------------------------------------


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

         (ee)(12)  Purchaser's Certificate Dated March 17, 1998                Exhibit (10)(i)(ee)(12) of
                   between the Company and Global Combined Technologies, Inc.  Company's Form 10-Q filed
                                                                               May 6,1998

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

--------------------------------------------------------------------------------


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

          (ff)(2)  Employment Agreement by and between the                     Exhibit (10)(i)(ff)(2) of
                   Company and Mark Putman, dated December 9,                  Company's Form 10-K filed
                   1998                                                        April 5, 1999


          (ff)(3)  Employment Agreement by and between the                     Exhibit (10)(i)(ff)(3) of
                   Company and Paul Bishop, dated December 9,                  Company's Form 10-K filed
                   1998                                                        April 5, 1999


          (ff)(4)  Employment Agreement by and between the                     Exhibit (10)(i)(ff)(4) of
                   Company and Greg Livingston, dated December                 Company's Form 10-K filed
                   9, 1998                                                     April 5, 1999


          (ff)(5)  Employment Agreement by and between the                     Exhibit (10)(i)(ff)(5) of
                   Company and  Phillip Qualls, dated December 9,              Company's Form 10-K filed
                   1998                                                        April 5, 1999

          (ff)(6)  Exhibit G Excluded assets of the Asset Purchase             Exhibit (10)(i) (ff)(6) of
                   Agreement                                                   Company's Form 10-K filed
                                                                               April 5, 1999

          (ff)(7)  General Bill of Sale and Assignment of the Asset            Exhibit (10)(i)(ff)(7) of
                   Purchase agreement                                          Company's Form 10-K filed
                                                                               April 5, 1999

          (ff)(8)  Assumption of Liabilities of the Asset Purchase             Exhibit (10)(i)(ff)(8) of
                   Agreement                                                   Company's Form 10-K filed
                                                                               April 5, 1999

          (ff)(9)  Promissory Note between the Company and                     Exhibit (10)(i)(ff)(9) of
                   Access Technologies, Inc., dated December 9,                Company's Form 10-K filed
                   1998                                                        April 5, 1999

         (ff)(10)  Consent for Use of Similar Name by Access                   Exhibit (10)(i)(ff)(10) of
                   Technologies, Inc., dated December 9, 1998                  Company's Form 10-K filed
                                                                               April 5, 1999

--------------------------------------------------------------------------------


         (ff)(11)  Power of Attorney issued to the Company by                  Exhibit (10)(i)(ff)(11) of
                   Access Technologies, Inc., dated December 9,                Company's Form 10-K filed
                   1998                                                        April 5, 1999

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

         (ff)(20)  Noncompetition Agreement by and between David               Exhibit (10)(i)(ff)(20) of
                   Barthel and the Company, dated December 9,                  Company's Form 10-K filed
                   1998                                                        April 5, 1999

         (ff)(21)  Noncompetition Agreement by and between Paul                Exhibit (10)(i)(ff)(21) of
                   Bishop and the Company, dated December 9,                   Company's Form 10-K filed
                   1998                                                        April 5, 1999

         (ff)(22)  Noncompetition Agreement by and between Mark                Exhibit (10)(i)(ff)(22) of
                   Putman and the Company, dated December 9,                   Company's Form 10-K filed
                   1998                                                        April 5, 1999

         (ff)(23)  Noncompetition Agreement by and between                     Exhibit (10)(i)(ff)(23) of
                   Access Technologies, Inc. and the Company,                  Company's Form 10-K filed
                   dated December 9, 1998                                      April 5, 1999

         (ff)(24)  Noncompetition Agreement by and between Greg                Exhibit (10)(i)(ff)(24) of
                   Livingston and the Company, dated December 9,               Company's Form 10-K filed
                   1998                                                        April 5, 1999

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

--------------------------------------------------------------------------------


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

         (gg)(14)  Exhibit G-1 of Attachment G of Statement of Work            Exhibit (10)(i)(gg)(14) of
                   to Workstation Procurement Services  Agreement              Company's Form 10-K filed
                                                                               April 5, 1999

         (gg)(15)  Attachment E- Exhibit 1 of Statement of Work to             Exhibit (10)(i)(gg)(15) of
                   Workstation Procurement Services Agreement.                 Company's Form 10-K filed
                                                                               April 5, 1999

--------------------------------------------------------------------------------


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


          (hh)(7)  Assignment and Assumption Agreement by and                  Exhibit (10)(i)(hh)(7)
                   between Systems Atlanta Commercial Systems, Inc.            Company's Form 10-Q filed
                   and  Pomeroy Computer Resources, Inc., dated May            May 17,1999
                   6, 1999

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

         (hh)(11)  Letter Agreement regarding Contracts by and                 Exhibit (10)(i)(hh)(11)
                   between Systems Atlanta Commercial Systems, Inc.            Company's Form 10-Q filed
                   and Pomeroy Computer Resources, Inc., dated May             May 17,1999
                   6, 1999

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

--------------------------------------------------------------------------------


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


         (hh)(22)  Award Agreement between Pomeroy Computer                    Exhibit (10)(i)(hh)(22)
                   Resources, Inc. and B. Scott Dobson, dated May 6,           Company's Form 10-Q filed
                   1999                                                        May 17,1999


         (hh)(23)  Award Agreement between Pomeroy Computer                    Exhibit (10)(i)(hh)(23)
                   Resources, Inc. and Tyler H. Dobson, dated May 6,           Company's Form 10-Q filed
                   1999                                                        May 17,1999


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

--------------------------------------------------------------------------------


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

          (ii)(5)  Agreement by and between Rodney Leas and                    Exhibit (10)(i)(ii)(5)
                   Pomeroy Computer Resources, Inc., dated August              Company's Form 10-Q filed
                   20, 1999.                                                   November 12, 1999


          (ii)(6)  Incentive Deferred Compensation Agreement by                Exhibit (10)(i)(ii)(6)
                   and between Pomeroy Computer Resources, Inc.                Company's Form 10-Q filed
                   and  Thomas F. Schneider, dated August 20,                  November 12, 1999
                   1999.

          (ii)(7)  Employment Agreement by and between Pomeroy                 Exhibit (10)(i)(ii)(7)
                   Computer Resources, Inc. and Thomas F.                      Company's Form 10-Q filed
                   Schneider, dated August 20, 1999.                           November 12, 1999

--------------------------------------------------------------------------------


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

          (jj)(1)  The Asset purchase agreement dated July 3,                  Exhibit (10)(i)(jj)(1)
                   2000 by, between and amount Pomeroy                         Company's Form 10-Q filed
                   Computer Resources, Inc., Pomeroy Select                    August 11, 2000
                   Integration Solutions, Inc., Datasource Systems
                   Corporation dba Datasource Hagen and
                   Datasource Systems Marketing Corporation, and
                   Roar Lund

          (jj)(2)  Employment Agreement by and between Pomeroy                 Exhibit (10)(i)(jj)(2)
                   Computer Resources, Inc. and Roar Lund, dated               Company's Form 10-Q filed
                   July 3, 2000                                                August 11, 2000

          (jj)(3)  Noncompetition Agreement by and between                     Exhibit (10)(i)(j)j(3)
                   Datasource Systems Corporation and Pomeroy                  Company's Form 10-Q filed
                   Computer Resources, Inc.                                    August 11, 2000

          (jj)(4)  Noncompetition Agreement by and between                     Exhibit (10)(i)(jj)(4)
                   Datasource Systems Corporation and Pomeroy                  Company's Form 10-Q filed
                   Select Integration Solutions, Inc.                          August 11, 2000

          (jj)(5)  Noncompetition Agreement by and between Roar                Exhibit (10)(i)(jj)(5)
                   Lund and Pomeroy Computer Resources, Inc.                   Company's Form 10-Q filed
                   August 11, 2000


          (jj)(6)  Noncompetition Agreement by and between Roar                Exhibit (10)(i)(jj)(6)
                   Lund and Pomeroy Select Integration Solutions,              Company's Form 10-Q filed
                   Inc.                                                        August 11, 2000


          (kk)(1)  The Asset Purchase Agreement dated July 27, 2000            Exhibit 10)(i)(kk)(1)
                   by, between and among Pomeroy Computer                      Company's Form 10-Q filed
                   Resources, Inc., Pomeroy Select Integration                 November 10, 2000
                   Solutions, Inc., DataNet, Inc., DataNet Technical
                   Services, LLC, DataNet Tangible Products, LLC,
                   DataNet Programming, LLC, Richard Stitt, Gregory
                   Stitt, Jeffrey Eacho, and Richard Washington.

         (kk) (2)  Noncompetiton Agreement by and between Jeffrey              Exhibit 10)(i)(kk)(2)
                   Eacho and Pomeroy Computer Resources, Inc.                  Company's Form 10-Q filed
                                                                               November 10, 2000

         (kk) (3)  Noncompetition Agreement by and between Jeffrey             Exhibit 10)(i)(kk)(3)
                   Eacho and Pomeroy Select Integration Solutions, Inc.        Company's Form 10-Q filed
                                                                               November 10, 2000

         (kk) (4)  Noncompetition Agreement by and between Gregory             Exhibit 10)(i)(kk)(4)
                   Stitt and Pomeroy Computer Resources, Inc.                  Company's Form 10-Q filed
                                                                               November 10, 2000

         (kk) (5)  Noncompetition Agreement by and between Gregory             Exhibit 10)(i)(kk)(5)
                   Stitt and Pomeroy Select Integration Solutions, Inc.        Company's Form 10-Q filed
                                                                               November 10, 2000

--------------------------------------------------------------------------------


         (kk) (6)  Noncompetition Agreement by and between DataNet             Exhibit 10)(i)(kk)(6)
                   Programming, LLC  and Pomeroy Computer                      Company's Form 10-Q filed
                   Resources, Inc.                                             November 10, 2000

         (kk) (7)  Noncompetition Agreement by and between DataNet             Exhibit 10)(i)(kk)(7)
                   Tangible Products, LLC and Pomeroy                          Company's Form 10-Q filed
                   Computer Resources, Inc.                                    November 10, 2000

         (kk) (8)  Noncompetition Agreement by and between DataNet             Exhibit 10)(i)(kk)(8)
                   Technical Services, LLC and Pomeroy Computer                Company's Form 10-Q filed
                   Resources, Inc.                                             November 10, 2000

         (kk) (9)  Noncompetition Agreement by and between DataNet,            Exhibit 10)(i)(kk)(9)
                   Inc. and Pomeroy Computer Resources, Inc.                   Company's Form 10-Q filed
                                                                               November 10,  2000

        (kk) (10)  Noncompetition Agreement by and between DataNet             Exhibit 10)(i)(kk)(10)
                   Programming, LLC and  Pomeroy Select Integration            Company's Form 10-Q filed
                   Solutions, Inc.                                             November 10, 2000

        (kk) (11)  Noncompetition Agreement by and between                     Exhibit 10)(i)(kk)(11)
                   DataNet Tangible Products, LLC and  Pomeroy                 Company's Form 10-Q filed
                   Select Integration Solutions, Inc                           November 10, 2000

        (kk) (12)  Noncompetition Agreement by and between                     Exhibit 10)(i)(kk)(12)
                   DataNet Technical Services, LLC and Pomeroy                 Company's Form 10-Q filed
                   Select Integration Solutions, Inc.                          November 10, 2000

        (kk) (13)  Noncompetition Agreement by and between                     Exhibit 10)(i)(kk)(13)
                   DataNet, Inc. and  Pomeroy Select Integration               Company's Form 10-Q filed
                   Solutions, Inc                                              November 10, 2000

        (kk) (14)  Noncompetition Agreement by and  between                    Exhibit 10)(i)(kk)(14)
                   Richard Stitt and Pomeroy Computer Resources,               Company's Form 10-Q filed
                   Inc.                                                        November 10, 2000

        (kk) (15)  Noncompetition Agreement by and between Richard             Exhibit 10)(i)(kk)(15)
                   Stitt and Pomeroy Select Integration Solutions, Inc.        Company's Form 10-Q filed
                                                                               November 10, 2000

        (kk) (16)  Noncompetition Agreement by and between Richard             Exhibit 10)(i)(kk)(16)
                   Washington and  Pomeroy Computer Resources,                 Company's Form 10-Q filed
                   Inc.                                                        November 10, 2000

        (kk) (17)  Noncompetition Agreement by and  between                    Exhibit 10)(i)(kk)(17)
                   Richard Washington and Pomeroy Select                       Company's Form 10-Q filed
                   Integration Solutions, Inc.                                 November 10, 2000

        (kk) (18)  Employment Agreement by and  between Pomeroy                Exhibit 10)(i)(kk)(18)
                   Computer Resources, Inc. and Jeffrey Eacho .                Company's Form 10-Q filed
                                                                               November 10, 2000

        (kk) (19)  Employment Agreement by and between Pomeroy                 Exhibit 10)(i)(kk)(19)
                   Computer Resources, Inc. and Gregory Stitt.                 Company's Form 10-Q filed
                                                                               November 10, 2000

        (kk) (20)  Employment Agreement by and between Pomeroy                 Exhibit 10)(i)(kk)(20) of
                   Computer Resources, Inc. and Richard Stitt.                 Company's Form 10-Q filed
                                                                               November 10, 2000

        (kk) (21)  Employment Agreement by and  between Pomeroy                Exhibit 10)(i)(kk)(21) of
                   Computer Resources, Inc. and Richard Washington.            Company's Form 10-Q filed
                                                                               November 10,2000

          (ll)(1)  The Stock Purchase Agreement dated November 8,              E3- E67
                   2000 by, between and among Pomeroy
                   Computer Resources, William Valentz and Barry
                   Vines.

--------------------------------------------------------------------------------


          (ll)(2)  Employment Agreement between William Valentz and            E68 - E81
                   Pomeroy Computer Resources, Inc.

          (ll)(3)  Employment Agreement between Barry Vines and                E82 - E97
                   Pomeroy Computer Resources, Inc.

          (ll)(4)  Covenant Not to Compete Agreement between William           E98 - E102
                   Valentz and Pomeroy Computer Resources, Inc.

          (ll)(5)  Covenant Not to Compete Agreement between Barry             E103 - E107
                   Vines and Pomeroy Computer Resources, Inc.

          (ll)(6)  Incentive Deferred Compensation Agreement between           E108 - E110
                   William Valentz and Pomeroy Computer Resources,
                   Inc.; and

          (ll)(7)  Incentive Deferred Compensation Agreement between           E111- E113
                   Barry Vines and Pomeroy Computer Resources, Inc.

         10 (iii)  Material Employee Benefit and Other Agreements

           (a)(1)  Employment Agreement between the Company                    Exhibit 10(iii)(a)of
                   and David B. Pomeroy, dated March 12, 1992                  Company's Form S-1 Filed
                                                                               Feb. 14, 1992

           (a)(2)  First Amendment to Employment Agreement between             Exhibit 10(iii)(a)(2) of
                   the Company and David B. Pomeroy effective July 6,          Company's Form 10-K filed
                   1993.                                                       April 7, 1994

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

           (a)(7)  Collateral Assignment Split Dollar Agreement                Exhibit 10(iii)(a)(7) of
                   between the Company; Edwin S. Weinstein, as                 Company's Form 10-Q filed
                   Trustee; and David B. Pomeroy dated June 28,                November 17,1995
                   1995.

           (a)(8)  Fourth Amendment  to Employment Agreement                   Exhibit 10(iii)(a)(8) of
                   between the Company and David B. Pomeroy                    Company's Form 10-Q filed
                   dated December 20, 1995, effective January 6,               May 17, 1996
                   1995.

           (a)(9)  Fifth Amendment  to Employment Agreement                    Exhibit 10(iii)(a)(9) of
                   between the Company and David B. Pomeroy                    Company's Form 10-Q filed
                   effective January 6, 1996                                   May 17, 1996

          (a)(10)  Sixth Amendment  to Employment Agreement                    Exhibit 10.10 of Company's
                   between the Company and David B. Pomeroy                    Form S-3 filed January 3,
                   effective January 6, 1997                                   1997

          (a)(11)  Award Agreement between the Company and                     Exhibit 10.11 of Company's
                   David B. Pomeroy effective January 6, 1997                  Form S-3 filed January 3,
                                                                               1997

--------------------------------------------------------------------------------


          (a)(12)  Registration Rights Agreement between the                   Exhibit 10.12 of Company's
                   Company and David B. Pomeroy effective January              Form S-3 filed January 3,
                   6, 1997                                                     1997

          (a)(13)  Seventh Amendment to Employment Agreement                   Exhibit 10)(iii)(a)(13) of
                   between the Company and David B. Pomeroy                    Company's Form 10-Q filed
                   effective January 6, 1998                                   May 6, 1998


          (a)(14)  Collateral Assignment Split Dollar Agreement                Exhibit 10)(iii)(a)(14) of
                   between the Company, James H. Smith as Trustee,             Company's Form 10-Q filed
                   and David B. Pomeroy dated January 6, 1998                  May 6, 1998

          (a)(15)  Eight Amendment to Employment Agreement                     Exhibit 10(iii)(a)(15) of the
                   between the Company and David B. Pomeroy                    Company's Form 10K filed
                   effective January 6, 1999                                   March 31, 2000

          (a)(16)  Ninth Amendment to Employment Agreement                     Exhibit 10(iii)(a)(16) of the
                   between the Company and David B. Pomeroy                    Company's Form 10K filed
                   effective January 6, 2000                                   March 31, 2000

          (a)(17)  Tenth Amendment to Employment Agreement                     E114 - E117
                   between the Company and David B. Pomeroy
                   effective January 6, 2001


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

              (d)  The Company Savings 401(k) Plan,                            Exhibit 10(iii)(d) of
                   effective July 1, 1991                                      Company's Form S-1 filed
                                                                               Feb. 14, 1992

              (f)  The Company's 1992 Non-Qualified and Incentive              Exhibit 10(iii)(f) of  the
                   Stock Option Plan,  dated February 13, 1992                 Company's Form S-1

              (g)  The Company's 1992 Outside Directors                        Exhibit 10(iii)(g) of
                   Stock Option Plan, dated February 13,                       Company's Form S-1 filed
                   1992                                                        Feb. 14, 1992


           (j)(1)  Employment Agreement between the Company                    Exhibit 10.3 of Company's
                   and Stephen E. Pomeroy dated November 13,                   Form S-3 filed January 3,
                   1996                                                        1997

           (j)(2)  Incentive Deferred Compensation Agreement                   Exhibit 10.4 of Company's
                   between the Company and Stephen E. Pomeroy                  Form S-3 filed January 3,
                   dated November 13, 1996                                     1997

           (j)(3)  Employment Agreement between Pomeroy Select                 Exhibit  (10)(iii) of
                   Integration Solutions, Inc. and Stephen E. Pomeroy,         Company's Form 10-K filed
                   dated January 6, 1999.                                      April 5, 1999

           (j)(4)  First Amendment to Employment Agreement between             Exhibit (10 (iii) of Company's
                   Pomeroy Select Integration Solutions, Inc. and              form 10-K filed March 31,
                   Stephen E. Pomeroy, dated September 1, 1999                 2000.

           (j)(5)  Second Amendment to Employment Agreement                    E118 - E121
                   between Pomeroy Computer Resources, Pomeroy
                   Select Integration Solutions, Inc. and Stephen E.
                   Pomeroy, dated January 6, 2001

--------------------------------------------------------------------------------


              (k)  The Company's 1998 Employee Stock Purchase Plan,            Exhibit 4.3 of Company's
                   Effective April 1, 1999.                                    Form S-8 filed March 23,
                                                                               1999



              11   Computation of Per Share Earnings                           E-1

              21   Subsidiaries of the Company                                 E-2



--------------------------------------------------------------------------------
(b)  Reports  on  Form  8-K:

              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Pomeroy Computer Resources, Inc.


                    By:  /s/  David  B.  Pomeroy
                       ----------------------------------
                              David  B.  Pomeroy
                    Chairman  of  the  Board  and
                    Chief  Executive  Officer


                    By:  /s/  Stephen  E.  Pomeroy
                       ----------------------------------
                              Stephen  E.  Pomeroy
                    President  and  Chief  Operating
                    Officer


                    By:  /s/  Dino  M.  Lucarelli
                       ----------------------------------
                              Dino  M.  Lucarelli
                    Chief  Financial  Officer  and  Chief
                    Accounting  Officer

Dated:  April  5,  2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature and Title                         Date
-------------------------------------  --------------

By: /s/ David B. Pomeroy               April  5, 2001
-------------------------------------
      David B. Pomeroy, Director


By: /s/ Stephen E. Pomeroy             April  5, 2001
-------------------------------------
      Stephen E. Pomeroy, Director


By: /s/ James H. Smith III             April  5, 2001
-------------------------------------
      James H. Smith III, Director


By: /s/ Michael E. Rohrkemper          April  5, 2001
-------------------------------------
      Michael E. Rohrkemper, Director


By:
-------------------------------------
      William H. Lomicka, Director

By:
-------------------------------------
      Vincent D. Rinaldi, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To  the  Board  of  Directors  and  Stockholders
Pomeroy  Computer  Resources,  Inc.

We have audited the accompanying consolidated balance sheets of Pomeroy Computer Resources, Inc. as of January 5, 2000 and 2001, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended January 5, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pomeroy Computer Resources, Inc. at January 5, 2000 and 2001, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended January 5, 2001 in conformity with accounting principles generally accepted in the United States.

Grant  Thornton  LLP



/s/  Grant  Thornton  LLP

Cincinnati,  Ohio
February  9,  2001

                                POMEROY COMPUTER RESOURCES, INC.

                                  CONSOLIDATED BALANCE SHEETS


(in thousands)                                                      January 5,   January 5,
                                                                       2000         2001
                                                                    -----------  -----------
ASSETS

Current Assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,737  $     1,097

Accounts receivable:
    Trade, less allowance of $504 and $586 at January 5, 2000 and
      2001, respectively . . . . . . . . . . . . . . . . . . . . .      129,882      137,252
    Vendor receivables, less allowance of $1,902 and $1,892 at
      January 5, 2000 and 2001, respectively . . . . . . . . . . .       53,698       44,622
   Net investment in leases. . . . . . . . . . . . . . . . . . . .       14,937       28,950
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,144        5,562
                                                                    -----------  -----------
         Total receivables . . . . . . . . . . . . . . . . . . . .      202,661      216,386
                                                                    -----------  -----------

Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .       38,858       29,346
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,819        5,845
                                                                    -----------  -----------
         Total current assets. . . . . . . . . . . . . . . . . . .      247,075      252,674
                                                                    -----------  -----------

 Equipment and leasehold improvements:
   Furniture, fixtures and equipment.. . . . . . . . . . . . . . .       20,773       28,211
   Leasehold Improvements. . . . . . . . . . . . . . . . . . . . .        4,503        5,351
                                                                    -----------  -----------
         Total . . . . . . . . . . . . . . . . . . . . . . . . . .       25,276       33,562

   Less accumulated depreciation . . . . . . . . . . . . . . . . .        9,804       14,916
                                                                    -----------  -----------
         Net equipment and leasehold improvements. . . . . . . . .       15,472       18,646
                                                                    -----------  -----------

Net investment in leases . . . . . . . . . . . . . . . . . . . . .       29,183       40,110
Goodwill and other intangible assets . . . . . . . . . . . . . . .       39,344       53,458
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,067        2,945
                                                                    -----------  -----------
         Total assets. . . . . . . . . . . . . . . . . . . . . . .  $   333,141  $   367,833
                                                                    ===========  ===========


                 See notes to consolidated financial statements


                                POMEROY COMPUTER RESOURCES, INC.

                                  CONSOLIDATED BALANCE SHEETS


LIABILITIES AND EQUITY

Current Liabilities:
Current portion of notes payable. . . . . . . . . . . . . . . .  $    11,337  $    25,617
Accounts payable:
   Floor plan financing . . . . . . . . . . . . . . . . . . . .       41,843       49,108
   Trade. . . . . . . . . . . . . . . . . . . . . . . . . . . .       50,611       18,190
                                                                 -----------  -----------
      Total accounts payable. . . . . . . . . . . . . . . . . .       92,454       67,298
Bank notes payable. . . . . . . . . . . . . . . . . . . . . . .       69,027       55,464
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .        5,891        7,124
 Accrued liabilities:
   Employee compensation and benefits . . . . . . . . . . . . .        4,989        3,841
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . .            -          418
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . .          437          449
   Miscellaneous. . . . . . . . . . . . . . . . . . . . . . . .        1,814        2,614
                                                                 -----------  -----------
         Total current liabilities. . . . . . . . . . . . . . .      185,949      162,825
                                                                 -----------  -----------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .        6,971       23,303

 Equity:
   Preferred stock,  $.01 par value; authorized 2,000 shares,
      (no shares issued or outstanding) . . . . . . . . . . . .            -            -
   Common stock, $.01 par value; authorized 20,000 shares,
      (11,843 and 12,585 shares issued at January 5, 2000 and
      2001, respectively) . . . . . . . . . . . . . . . . . . .          118          126
   Paid in capital. . . . . . . . . . . . . . . . . . . . . . .       66,743       78,731
   Retained earnings. . . . . . . . . . . . . . . . . . . . . .       73,682      103,170
                                                                 -----------  -----------
                                                                     140,543      182,027
    Less treasury stock, at cost (31 shares at January 5, 2000
      and 2001) . . . . . . . . . . . . . . . . . . . . . . . .          322          322
                                                                 -----------  -----------
         Total equity . . . . . . . . . . . . . . . . . . . . .      140,221      181,705
                                                                 -----------  -----------
         Total liabilities and equity . . . . . . . . . . . . .  $   333,141  $   367,833
                                                                 ===========  ===========


                 See notes to consolidated financial statements

                                POMEROY COMPUTER RESOURCES, INC.

                               CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except per share data)       Fiscal Years Ended January 5,
                                           -------------------------------
                                             1999       2000       2001
                                           ---------  ---------  ---------
Net sales and revenues:
   Sales - equipment,supplies and leasing  $555,433   $652,936   $785,694
   Service. . . . . . . . . . . . . . . .    72,495    103,821    139,444
                                           ---------  ---------  ---------
         Total net sales and revenues . .   627,928    756,757    925,138
                                           ---------  ---------  ---------

Cost of sales and service:
   Equipment, supplies and leasing. . . .   501,162    591,119    718,064
   Service. . . . . . . . . . . . . . . .    42,602     61,384     83,724
                                           ---------  ---------  ---------
         Total cost of sales and service.   543,764    652,503    801,788
                                           ---------  ---------  ---------

   Gross profit.. . . . . . . . . . . . .    84,164    104,254    123,350
                                           ---------  ---------  ---------

Operating expenses:
   Selling, general and administrative. .    41,136     48,930     57,476
   Rent expense . . . . . . . . . . . . .     2,412      2,940      3,361
   Depreciation . . . . . . . . . . . . .     3,748      3,572      5,149
   Amortization . . . . . . . . . . . . .     1,629      2,955      4,367
   Provision for doubtful accounts. . . .       141        346        298
                                           ---------  ---------  ---------
         Total operating expenses . . . .    49,066     58,743     70,651
                                           ---------  ---------  ---------

Income from operations. . . . . . . . . .    35,098     45,511     52,699
                                           ---------  ---------  ---------

Other expense (income):
   Interest expense . . . . . . . . . . .     2,670      3,858      4,352
   Miscellaneous. . . . . . . . . . . . .      (140)       (93)      (547)
                                           ---------  ---------  ---------
         Total other expense. . . . . . .     2,530      3,765      3,805
                                           ---------  ---------  ---------

   Income before income tax . . . . . . .    32,568     41,746     48,894

   Income tax expense . . . . . . . . . .    12,409     16,864     19,406
                                           ---------  ---------  ---------

   Net income.. . . . . . . . . . . . . .  $ 20,159   $ 24,882   $ 29,488
                                           =========  =========  =========

Weighted average shares outstanding:
   Basic. . . . . . . . . . . . . . . . .    11,466     11,728     12,201
                                           =========  =========  =========
   Diluted. . . . . . . . . . . . . . . .    11,751     11,815     12,411
                                           =========  =========  =========

Earnings per common share:
   Basic. . . . . . . . . . . . . . . . .  $   1.76   $   2.12   $   2.42
                                           =========  =========  =========
   Diluted. . . . . . . . . . . . . . . .  $   1.72   $   2.11   $   2.38
                                           =========  =========  =========


                 See notes to consolidated financial statements

                                POMEROY COMPUTER RESOURCES, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                        Fiscal Years Ended January 5,
                                                     -------------------------------
                                                       1999       2000       2001
                                                     ---------  ---------  ---------
Cash Flows from Operating Activities:
   Net income . . . . . . . . . . . . . . . . . . .  $ 20,159   $ 24,882   $ 29,488
   Adjustments to reconcile net income to net cash
     flows from operating activities:
   Depreciation . . . . . . . . . . . . . . . . . .     3,748      4,558      5,977
   Amortization . . . . . . . . . . . . . . . . . .     1,629      2,955      4,367
   Deferred income taxes. . . . . . . . . . . . . .      (331)       715        732
   Gain on sale of fixed assets . . . . . . . . . .         -          -       (414)
   Changes in working capital accounts, net of
      effects of acquisitions:
      Accounts receivable . . . . . . . . . . . . .   (41,639)   (37,828)     7,383
      Inventories . . . . . . . . . . . . . . . . .     8,062     (6,472)     7,547
      Prepaids. . . . . . . . . . . . . . . . . . .    (1,129)    (1,721)    (2,126)
      Net investment in leases. . . . . . . . . . .       261    (26,058)   (22,643)
      Floor plan financing. . . . . . . . . . . . .    11,949      7,076      7,265
      Trade payables. . . . . . . . . . . . . . . .     6,111      4,346    (37,315)
      Deferred revenue. . . . . . . . . . . . . . .       366      1,825        982
      Income tax payable. . . . . . . . . . . . . .    (4,766)       (61)      (470)
      Other, net. . . . . . . . . . . . . . . . . .      (912)      (882)    (2,603)
                                                     ---------  ---------  ---------
   Net operating activities . . . . . . . . . . . .     3,508    (26,665)    (1,830)
                                                     ---------  ---------  ---------
Cash Flows from Investing Activities:
   Capital expenditures . . . . . . . . . . . . . .    (3,181)    (4,649)    (5,649)
   Acquisition of subsidiary companies, net of
      cash acquired . . . . . . . . . . . . . . . .   (10,214)    (4,222)   (15,226)
   Acquisition of reseller assets, net of cash
      acquired. . . . . . . . . . . . . . . . . . .   (10,999)         -          -
                                                     ---------  ---------  ---------
   Net investing activities . . . . . . . . . . . .   (24,394)    (8,871)   (20,875)
                                                     ---------  ---------  ---------
Cash Flows from Financing Activities:
   Payments under notes payable . . . . . . . . . .    (2,149)   (14,280)   (18,195)
   Proceeds under notes payable . . . . . . . . . .     6,995     16,549     41,828
   Net proceeds (payments) under bank notes payable    16,319     29,248    (13,563)
   Proceeds from exercise of stock options and
   related tax benefit. . . . . . . . . . . . . . .     3,375      1,495     11,570
   Proceeds from employee stock purchase plan . . .         -        299        425
   Purchase of treasury stock . . . . . . . . . . .      (118)         -          -
   Other. . . . . . . . . . . . . . . . . . . . . .        46          -          -
                                                     ---------  ---------  ---------
   Net financing activities . . . . . . . . . . . .    24,468     33,311     22,065
                                                     ---------  ---------  ---------
Increase (decrease) in cash . . . . . . . . . . . .     3,582     (2,225)      (640)
Cash:
   Beginning of period. . . . . . . . . . . . . . .       380      3,962      1,737
                                                     ---------  ---------  ---------
   End of period. . . . . . . . . . . . . . . . . .  $  3,962   $  1,737   $  1,097
                                                     =========  =========  =========


                 See notes to consolidated financial statements

                                POMEROY COMPUTER RESOURCES, INC.

                               CONSOLIDATED STATEMENTS OF EQUITY


(in thousands, except for share          Common   Paid-in   Retained    Treasury     Total
amounts)                                  stock   capital   earnings     stock      equity
                                         -------  --------  ---------  ----------  ---------
Balances at January 5, 1998 . . . . . .      114    60,226     28,641       (204)    88,777
   Net income . . . . . . . . . . . . .                        20,159                20,159
   38,885 common shares issued
     for acquisitions . . . . . . . . .                750                              750
   Stock options exercised and
    related tax benefit. . . . . . . . .       3     3,372                            3,375
   Repayment of obligations under
    Section 16(b) of the Securities
   Exchange Act of 1934 . . . . . . . .                 46                               46
  Purchase of treasury stock. . . . . .                                     (118)      (118)
                                         -------  --------  ---------  ----------  ---------
Balances at January 5, 1999 . . . . . .      117    64,394     48,800       (322)   112,989
   Net income . . . . . . . . . . . . .                        24,882                24,882
   38,638 common shares issued
   for acquisitions . . . . . . . . . .                556                              556
   Stock options exercised and
   related tax benefit. . . . . . . . .        1     1,494                            1,495
    26,113 common shares issued for
       employee stock purchase plan . .                299                              299
                                         -------  --------  ---------  ----------  ---------
Balances at January 5, 2000 . . . . . .      118    66,743     73,682       (322)   140,221
   Net income . . . . . . . . . . . . .                        29,488                29,488
   Stock options exercised and
   related tax benefit. . . . . . . . .        8    11,563                           11,571
    35,092 common shares issued for
       employee stock purchase plan . .                425                              425
                                         -------  --------  ---------  ----------  ---------
Balances at January 5, 2001 . . . . . .  $   126  $ 78,731  $ 103,170  $    (322)  $181,705
                                         =======  ========  =========  ==========  =========


                 See notes to consolidated financial statements

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FISCAL YEARS ENDED JANUARY 5, 1999, JANUARY 5, 2000 AND JANUARY 5, 2001


1.   COMPANY  DESCRIPTION

     Pomeroy Computer Resources, Inc. (the "Company") was organized in February 1992 to consolidate and reorganize predecessor companies. The Company has 20 million shares of $.01 par value common stock authorized, with 12.6 million shares outstanding. The Company is also authorized to issue 2 million shares of $.01 par value preferred stock. In fiscal 1995 the Company formed a wholly-owned subsidiary, Technology Integration Financial Services, Inc. ("TIFS") (f/k/a - Pomeroy Computer Leasing Company, Inc. ("PCL")), for the purpose of leasing computer equipment to the Company's customers. In fiscal 1997, the Company formed a wholly-owned subsidiary, Pomeroy Computer Resources of South Carolina, Inc. ("PCR-SC") for the purpose of acquiring The Computer Store ("TCS"), a computer reseller and service provider located in Columbia, South Carolina. In fiscal 1998, the Company formed a wholly-owned subsidiary, Pomeroy Select Integration Solutions, Inc. ("Pomeroy Select"), to which the Company transferred the assets, liabilities, business, operations and personnel comprising the Company's information technology ("IT") services business on January 6, 1999. In October 1999, the legal structure of the Company was changed for the purpose of increasing efficiencies. The Company formed the following wholly-owned subsidiaries: Pomeroy Computer Resources Holding Company, Inc. ("PCR Holding") and Pomeroy Computer Resources Sales Company, Inc. ("PCR Sales"). In addition, the Company formed Pomeroy Select Advisory Services, Inc. ("PSAS"), a wholly-owned subsidiary of Pomeroy Select, Acme Data Services, LLC ("Acme Data"), a wholly-owned subsidiary of PCR Sales, T.I.F.S. Advisory Services, Inc. ("TIFS Advisory"), a wholly-owned subsidiary of TIFS, and Pomeroy Computer Resources LLP ("PCR Ops"), a partnership between the Company and PCR Holding. PCR-SC and Global Combined Technologies, Inc. were merged into PCR Sales. In fiscal 2000, The Company and and its wholly owned subsidiary Pomeroy Select acquired The Linc Corporation ("The Linc"), a network design, consulting and systems engineering provider located in Birmingham, Alabama and Val Tech Computer Systems, Inc. ("Val Tech"), a leasing company also located in Birmingham, Alabama.

     The Company sells, installs, services and leases microcomputers and microcomputer equipment primarily for commercial, health care, governmental, financial and educational customers. The Company also derives revenue as a service solution provider of Internet infrastructure services, network infrastructure services (LAN/WAN/MAN), and network integration services, e-business application development and desktop management services. The Company has thirty-one regional offices located in 16 states throughout the Southeast and Midwest United States. The Company grants credit to substantially all customers in these areas.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries TIFS, Pomeroy Select, PCR Holding, PCR Sales, PSAS, Acme Data, TIFS Advisory, PCR Ops, The Linc and Val Tech. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal 1998 and 1999 financial statements included herein to conform with the presentation used in fiscal 2000.

     Fiscal Year - The Company's fiscal year is a 12- month period ending January 5. References to fiscal 1998, 1999 and 2000 are for the fiscal years ended January 5, 1999, January 5, 2000 and January 5, 2001, respectively.

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

     Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost. Depreciation on equipment is computed using the straight-line method over estimated useful lives. Depreciation on leasehold improvements is computed using the straight-line method over estimated useful lives or the term of the lease, whichever is less. During fiscal 2000 and 1999, depreciation expense associated with TIFS's operating leases is classified under cost of sales. Fiscal 1998 has not been reclassified due to immateriality. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations.

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

     Revenue Recognition - The Company recognizes revenue on the sale of equipment and supplies or sales-type leases when the products are shipped. Service revenue is recognized when the applicable services are provided or for service contracts, ratably over the lives of the contracts. Leasing revenue is recognized on a monthly basis as fees accrue and from financing at level rates of return over the term of the lease or receivable, which are primarily sales-type leases ranging from one to three years.

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

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

                                                         Fiscal  Years
(in  thousands,  except  per      -------------------------------------------------------------
share data)                              1998                 1999                 2000
                                  -------------------  -------------------  -------------------
                                          Per Share            Per Share            Per Share
                                  Shares  Amount       Shares  Amount       Shares  Amount
                                  ------  -----------  ------  -----------  ------  -----------
Basic EPS                         11,466  $     1.76   11,728  $     2.12   12,201  $     2.42
Effect of dilutive stock options     285       (0.04)      87       (0.01)     210       (0.04)
                                  ------  -----------  ------  -----------  ------  -----------
Diluted EPS                       11,751  $     1.72   11,815  $     2.11   12,411  $     2.38
                                  ======  ===========  ======  ===========  ======  ===========

                        POMEROY COMPUTER RESOURCES, INC.

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

     Derivative Instruments and Hedging Activities - The Company does not currently have any derivative instruments or hedging activities to report under this standard.


3.   ACCOUNTS  RECEIVABLE

     The following table summarizes the activity in the allowance for doubtful accounts for fiscal years 1998, 1999 and 2000:

                 (in thousands)            Trade    Other
                                           -------  --------

                 Balance January 5, 1998   $  355   $   223
                   Provision 1998             193     1,100
                   Accounts written-off      (444)   (1,171)
                   Recoveries                 175       167
                                           -------  --------
                 Balance January 5,1999       279       319
                   Provision 1999             346     2,142
                   Accounts written-off      (876)     (824)
                   Recoveries                 755       265
                                           -------  --------
                 Balance January 5, 2000      504     1,902
                   Provision 2000             298        48
                   Accounts written-off      (852)      (58)
                   Recoveries                 636         -
                                           -------  --------
                 Balance January 5, 2001   $  586   $ 1,892
                                           =======  ========

4.   NET  INVESTMENT  OF  CAPITAL  LEASES

     The Company's capital lease portfolio includes direct financing and operating leases. The Company originates financing for customers in a variety of industries and throughout the United States. The Company has a diversified portfolio of capital equipment financings for end users.

     Direct financing and operating leases consist principally of notebook and desktop personal computers, communication products and high-powered servers with terms generally from two to three years. The components of the net investment in direct financing leases as of end of fiscal years 1999 and 2000:

     (in thousands)                         1999      2000
                                         --------  --------
     Minimum Lease Payments Receivable   $23,823   $58,681
     Estimated Residual Value                818     4,049
     Initial Direct Costs                    425       622
     Unearned Income                      (2,430)   (5,445)
                                         --------  --------
     Total                               $22,636   $57,907
                                         ========  ========

                        POMEROY COMPUTER RESOURCES, INC.

5.   INVENTORIES

     Inventories consist of items held for resale and are comprised of the following components as of the end of fiscal:

                   (in thousands)            1999     2000
                                            -------  -------
                   Equipment and supplies   $35,077  $25,910
                   Service parts              3,781    3,436
                                            -------  -------
                   Total                    $38,858  $29,346
                                            =======  =======


6.   GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

     Goodwill and other intangible assets consist of the following as of the end of the fiscal year, net of accumulated amortization of $6,181 thousand
     (1999)  and  $9,818  thousand  (2000),  respectively:

                   (in thousands)               1999    2000
                                              -------  -------
                   Goodwill                   $38,404  $51,862
                   Covenants not to compete       557      702
                   Customer lists                 383      312
                   Intangibles                      -      582
                                              -------  -------
                                              $39,344  $53,458
                                              =======  =======

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

     In fiscal 2000, the Company acquired certain assets of Data Source - Hagen, a Minneapolis, Minnesota-based network integrator. In addition, the Company acquired Datanet, Inc., a Raleigh, North Carolina-based Information Technology Company and The Linc, a Birmingham Alabama-based Cisco Silver Partner whose primary focus is on network design, consulting, systems engineering and maintenance in connection with Cisco products and Val Tech, a Birmingham, Alabama leasing company. The Company recorded $1.2 million, $8.9 million, and $4.0 million of goodwill in connection with those acquisitions, respectively.


7.   BORROWING  ARRANGEMENTS

     Bank Notes Payable - The Company has available a $140 million credit facility with Deutsche Financial Services Corp. ("DFS"). This credit facility provides a credit line of $60 million for inventory financing and $80 million for accounts receivable financing. The inventory financing portion of the credit facility utilizes thirty day notes and provides interest free financing due to subsidies by manufacturers. The credit facility can be amended, with proper notification, if the thirty day interest free subsidies provided by manufacturers are revised. At January 5, 2001, bank notes payable includes $9.2 million of overdrafts in accounts with a participant bank to this credit facility. These amounts were subsequently funded through the normal course of business. The accounts receivable portion of the credit facility carries a variable interest rate based on the prime rate less 125 basis points. The interest rate charged was 7.75% at January 5, 2001. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants. The weighted average interest rate on the bank revolving credit agreements was 7.6%, 7.0%, and 8.0% in fiscal 1998, 1999 and 2000, respectively.

                        POMEROY COMPUTER RESOURCES, INC.

     The Company's credit facility extension agreement with DFS expired on January 12, 2001, and the company signed an extension agreement with DFS under the same terms as the original credit facility. This extension will expire May 12, 2001.

     Floor plan arrangements - The Company finances inventory through floor plan arrangements with two finance companies. As of January 5, 2001, the floor plan lines of credit were $60 million with DFS and $12 million with IBM Credit Corporation ("ICC"). Borrowings under the ICC floor plan arrangement are made on either thirty-day or sixty-day notes, with one-half of the note amount due in thirty days on the sixty-day notes. Borrowings under the DFS floor plan arrangement are made on thirty-day notes. Financing on many of the arrangements, which are subsidized by manufacturers, is interest free. The average rate on the plans overall is less than 1.0%.

     Notes  payable  -  Notes  payable  consist  of  the  following:

(in  thousands)                                                       Fiscal Years
                                                                    ----------------
                                                                     1999     2000
                                                                    -------  -------
Non-recourse and recourse notes payable to banks at various
interest rates.  The notes mature on various dates through 2003.    $12,202  $42,598

Acquisition notes payable at various interest rates and unsecured.
Principal payments are made in equal annual installments ,ranging
from one to four years, through 2002.                                 4,906    5,599

Capital lease obligation at an imputed interest rate of 8.51%.
Principal and interest are payable in monthly installments of $55
thousand for a two year period through 2002.                          1,200      723
                                                                    -------  -------
Total notes payable                                                  18,308   48,920
Less current maturities                                              11,337   25,617
                                                                    -------  -------
Long-term notes payable                                             $ 6,971  $23,303
                                                                    =======  =======

     Payments on long-term debt and capital lease obligations are due as follows:

                               (in thousands)

                                      Fiscal Year
                               -----------------------
                               2001            $25,617
                               2002             19,179
                               2003              4,124
                                               -------
                                               $48,920
                                               =======

                        POMEROY COMPUTER RESOURCES, INC.

8.   INCOME  TAXES

     The  provision  for  income  taxes  consists  of  the  following:

             (in thousands)                        Fiscal Years
                                         ---------------------------
                                           1998      1999     2000
                                         --------  --------  -------
             Current:
               Federal                   $11,430   $14,275   $16,060
               State                       1,310     3,304     2,614
                                         --------  --------  -------
                 Total current            12,740    17,579    18,674
                                         --------  --------  -------

             Deferred:
               Federal                      (311)     (618)      650
               State                         (20)      (97)       82
                                         --------  --------  -------
                 Total deferred             (331)     (715)      732
                                         --------  --------  -------
             Total income tax provision  $12,409   $16,864   $19,406
                                         ========  ========  =======

     The approximate tax effect of the temporary differences giving rise to the Company's deferred income tax assets (liabilities) are:

          (in thousands)                         Fiscal Years
                                              ------------------
                                                1999      2000
                                              --------  --------
          Deferred Tax Assets:
            Bad debt provision                $   444   $   246
            Depreciation                          890       895
            Leases                                864     1,614
            Deferred compensation                 627       622
            Other                                  18        72
                                              --------  --------
              Total deferred tax assets         2,843     3,449
                                              --------  --------

          Deferred Tax Liabilities:
            Acquisition of lease residuals       (580)     (278)
            Accounts Receivable                  (279)     (664)
            Intangibles                        (1,161)   (1,611)
            Other                                   -      (805)
                                              --------  --------
              Total deferred tax liabilities   (2,020)   (3,358)
                                              --------  --------
          Net deferred tax assets             $   823   $    91
                                              ========  ========

     The Company's net long term deferred tax assets are included in long term other assets. The Company's net short-term deferred liabilities are included in miscellaneous liabilities.

                        POMEROY COMPUTER RESOURCES, INC.

     The Company's effective income tax rate differs from the Federal statutory rate as follows:

                                              Fiscal Years
                                          -------------------
                                          1998   1999   2000
                                          -----  -----  -----
           Tax at Federal statutory rate  35.0   35.0   35.0
           State taxes                     4.4    5.9    3.7
           Kentucky Relocation Credits    (1.9)  (0.9)  (0.1)
           Other                           0.6    0.4    1.1
                                          -----  -----  -----
               Effective tax rate         38.1   40.4   39.7
                                          =====  =====  =====

9.   OPERATING  LEASES

     The Company leases office and warehouse space, vehicles and certain office equipment from various lessors including a related party. Lease terms vary in duration and include various option periods. The leases generally require the Company to pay taxes and insurance. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year as of January 5, 2001 are as follows:

                      (in thousands)

                      Fiscal Year
                      -----------------------------
                      2001                           $ 5,503
                      2002                             4,013
                      2003                             3,239
                      2004                             1,983
                      2005                             1,885
                      Thereafter                         566
                                                    --------
                      Total minimum lease payments   $17,189
                                                    ========

10.  EMPLOYEE  BENEFIT  PLANS

     The Company has a savings plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. Beginning January 6, 1998, the Company made contributions to the plan based on a participant's annual pay.
     Contributions made by the Company for fiscal 1999 and 2000 were approximately $263 thousand and $317 thousand, respectively. During fiscal 1998, the distribution of assets from an Employee Stock Ownership Plan was completed.

     The Company has a stock purchase plan (the "1998 plan") under Section 423 of the Internal Revenue Code of 1986, as amended. The 1998 plan provides substantially all employees of the Company with an opportunity to purchase through payroll deductions up to 2,000 shares of common stock of the Company with a maximum market value of $25,000. The purchase price per share is determined by whichever of two prices is lower: 85% of the closing market price of the Company's common stock in the first trading date of an offering period (grant date), or 85% of the closing market price of the Company's common stock in the last trading date of an offering period (exercise date). 100,000 shares of common stock of the Company are reserved for issuance under the 1998 plan. The Board of Directors of the Company may at any time terminate or amend the 1998 plan. The 1998 plan will terminate twenty years from the effective date unless sooner terminated.

                        POMEROY COMPUTER RESOURCES, INC.

11.  INVESTMENT  IN  LEASE  RESIDUALS

     The Company participates in a Remarketing and Agency Agreement ("Agreement") with Information Leasing Corporation ("ILC") whereby the Company obtains rights to 50% of lease residual values for services rendered in connection with locating the lessee, selling the equipment to ILC and agreeing to assist in remarketing the used equipment.

     During fiscal 1998, 1999 and 2000 the Company sold equipment and related support services to ILC, for lease to ILC's customers, in amounts of $2.8 million, $0.6 million, and $2.8 million, respectively. The Company also obtained rights to lease residuals from ILC in the amount of $250 thousand in 1998. Such amounts are recorded as a reduction of the related cost of sales. Residuals acquired in this manner are recorded at the estimated present value of the interest retained.

     The Company also purchases residuals associated with separate leasing arrangements entered into by ILC. Such transactions do not involve the sale of equipment and related support services by the Company to ILC. Residuals acquired in this manner are accounted for at cost.

     The carrying value of investments in lease residuals is $2.6 million and $2.3 million as of January 5, 2000 and 2001, respectively and is included in long-term net investment in leases. Investments in lease residuals are evaluated on a quarterly basis, and are subject only to downward market adjustments until ultimately realized through a sale or re-lease of the equipment.


12.  MAJOR  CUSTOMERS

     There  were  no  sales  to a major customer for fiscal 1998, 1999 and 2000.

13.  ACQUISITIONS

     During fiscal 1998, the Company completed several acquisitions. The total consideration given consisted of $21.2 million in cash, subordinated notes of $3.3 million and 39 thousand unregistered shares of the Company's stock with an approximate value of $0.8 million. Interest on the subordinated notes is payable quarterly. Principal is payable in equal annual installments. The acquisitions were accounted for as purchases, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the dates of acquisition. The results of operations of the acquisitions are included in the consolidated statement of income from the dates of acquisition. If the 1998 acquisitions had occurred on January 6, 1998, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of income.

     During fiscal 1999, the Company completed two acquisitions. The total consideration given consisted of $4.2 million in cash, subordinated notes of $2.6 million and 39 thousand unregistered shares of the Company's stock with an approximate value of $0.6 million. Interest on the subordinated notes is payable quarterly. Principal in the amount of $0.6 million is payable in full on the anniversary date of closing and the $2.0 million of principal is payable in equal annual installments. The acquisitions were accounted for as purchases, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the dates of acquisition. The results of operations of the acquisitions are included in the consolidated statement of income from the dates of acquisition. If the 1999 acquisitions had occurred on January 6, 1999, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of income.

     During fiscal 2000, the Company completed four acquisitions. The total consideration given consisted of $15.2 million in cash, subordinated notes of $4.8 million. Interest on the subordinated notes is payable quarterly. Principal in the amount of $0.2 million was a 90 day note paid in full in 2000, and the $4.6 million of principal is payable in equal annual installments commencing on the first anniversary of closing. The acquisitions were accounted for as purchases, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the dates of acquisition. The results of operations of the acquisitions are included in the consolidated statement of income from the dates of acquisition. If the 2000 acquisitions had occurred on January 6, 2000, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of income.

                        POMEROY COMPUTER RESOURCES, INC.

14.  RELATED  PARTIES

     The Company leases its headquarters, distribution facility and the national training center from a company that is controlled by the Chief Executive Officer of the Company. It is a triple net lease agreement, which expires in the year 2010. Base rental for fiscal 1999 and fiscal 2000 was $863 thousand and $1,068 thousand, respectively. The annual rental for these properties was determined on the basis of a fair market value rental opinion provided by an independent real estate company, which was updated in 2000. In addition, the Company pays for the business use of real estate that is owned by the Chief Executive Officer of the Company. During fiscal years 1998, 1999 and 2000, the Company paid $60 thousand, $95 thousand and $95 thousand, respectively in connection with this real estate.

     A director of the Company is President of Information Leasing Corporation ("ILC"). In the first quarter of fiscal 2000, the Company sold certain leases to ILC for $5.0 million.


15.  SUPPLEMENTAL  CASH  FLOW  DISCLOSURES

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

        (in thousands)                                  Fiscal Years
                                               -----------------------------
                                                 1998       1999      2000
                                               ---------  --------  --------
        Interest paid                          $  2,463   $ 3,704   $ 4,341
                                               =========  ========  ========
        Income taxes paid                      $ 17,432   $17,799   $20,206
                                               =========  ========  ========
        Additions to goodwill for adjustments
          to acquisition assets                $      -   $ 3,147   $ 1,119
                                               =========  ========  ========

        Business combinations accounted
        for as purchases:
          Assets acquired                      $ 50,228   $10,497   $28,602
          Liabilities assumed                   (25,015)   (3,166)   (8,581)
          Notes payable                          (3,250)   (2,553)   (4,795)
          Stock issued                             (750)     (556)        -
                                               ---------  --------  --------
          Net cash paid                        $ 21,213   $ 4,222   $15,226
                                               =========  ========  ========

16.  STOCKHOLDERS'  EQUITY  AND  STOCK  OPTION  PLANS

     The Company's 1992 Non-Qualified and Incentive Stock Option Plan provides certain employees of the Company with options to purchase common stock of the Company through options at an exercise price equal to the market value on the date of grant. 3,500,000 shares of the common stock of the Company are reserved for issuance under the plan. The plan will terminate ten years from the date of adoption. Stock options granted under the plan are exercisable in accordance with various terms as authorized by the Compensation Committee. To the extent not exercised, options will expire not more than ten years after the date of grant.

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

                        POMEROY COMPUTER RESOURCES, INC.

     each consecutive year of service on the board. Options may be exercised after one year from the date of grant for not more than one-third of the shares subject to the option and an additional one-third of the shares subject to the option may be exercised for each of the next two years thereafter. To the extent not exercised, options will expire five years after the date of grant.

     The following summarizes the stock option transactions under the plans for the three fiscal years ended January 5, 2001:

                                                      Weighted Average
                                            Shares     Exercise price
                                         -----------  -----------------
     Options outstanding January 5, 1998    636,297   $           12.01
       Granted                              278,953               17.75
       Exercised                           (264,990)               8.98
       Forfeitures                           (7,175)              10.24
       Other                                (54,826)               6.16
                                          ----------
     Options outstanding January 5, 1999    588,259               13.97
        Granted                             811,852               16.02
       Exercised                            (68,961)               7.98
       Forfeitures                         (189,677)              17.74
                                          ----------
     Options outstanding January 5, 2000  1,141,473               15.14
       Granted                            1,580,360               15.01
       Exercised                           (726,867)              13.20
       Forfeitures                         (359,572)              18.40
                                          ----------
     Options outstanding January 5, 2001  1,635,394   $           15.16
                                          ==========

     The following summarizes options outstanding and exercisable at January 5, 2001:

                              Options  Outstanding                    Options  Exercisable
                  ----------------------------------------------  ---------------------------
                    Number      Weighted Avg.                       Number
Range of          Outstanding     Remaining       Weighted Avg.   Exercisable   Weighted Avg.
Exercise Prices    at 1/5/01   Contractual Life  Exercise Price    at 1/5/01   Exercise Price
----------------  -----------  ----------------  ---------------  -----------  --------------

2.83 to $5.65         47,500              0.40  $          5.14       47,500  $          5.14
5.66 to $8.48         28,125              1.40  $          5.93       28,125  $          5.93
8.49 to $11.30        74,750              5.10  $         10.51       74,750  $         10.51
11.31 to $14.13      521,085              2.50  $         12.71      372,277  $         12.70
14.14 to $16.95      272,849              4.60  $         15.27       62,899  $         15.70
16.96 to $19.78      553,285              6.20  $         17.67       33,812  $         17.54
19.79 to $22.60      125,300              2.10  $         21.78      118,634  $         21.77
22.61 to $25.43       10,000              2.20  $         23.56        9,167  $         23.57
25.44 to $28.25        2,500              2.50  $         26.50        1,667  $         26.50
                  ----------                                      ----------
                   1,635,394                                         748,831
                  ==========                                      ==========

     The weighted average fair value at date of grant for options granted during fiscal 1998, 1999 and 2000 was $7.00, $5.79 and $7.48, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                        POMEROY COMPUTER RESOURCES, INC.

                                  Fiscal 1998   Fiscal 1999   Fiscal 2000
                                  ------------  ------------  ------------
           Expected life (years)          2.0           2.0           3.7
           Interest rate                  5.3%          6.4%          4.7%
           Volatility                      69%           60%           62%
           Dividend yield                   0%            0%            0%

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1998, 1999 and 2000 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per
share amounts)                              Fiscal 1998   Fiscal 1999   Fiscal 2000
                                            ------------  ------------  ------------
Net income - as reported                    $     20,159  $     24,882  $     29,488
Net income - pro forma                      $     18,929  $     20,854  $     23,342
Net income per common share - as reported
  Basic                                             1.76          2.12          2.42
  Diluted                                           1.72          2.11          2.38
Net income per common share - pro forma
  Basic                                             1.65          1.78          1.91
  Diluted                                           1.61          1.77          1.88

17.  LITIGATION

     There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


18.  SEGMENT  INFORMATION  AND  CONCENTRATIONS

     Segment Information - The Company operates in three industry segments: products, services and leasing. The products segment is primarily engaged in the sale and distribution of computers, hardware, software and related products. The Company offers products from an array of manufacturers including Cisco, Computer Associates, Sun, Oracle, EMC, Compaq, Hewlett-Packard, IBM, Microsoft, Nortel Networks, Novell and Palm
     Computing. As a service solution provider, the Company offers five categories of service: internet infrastructure services, network infrastructure services(LAN/WAN/MAN), network integration services, e-business application development and desktop management services. Internet infrastructure solutions include services to assist customers in implementing network and server infrastructure components, enterprise management  services  that  monitor  the  network  buildup  and  broadband
     implementation   services.   Network   infrastructure   services   include
     LAN/WAN/MAN implementation services. These services assist the customer in installing and implementing an internal network infrastructure that includes cabling, network equipment consulting, implementation and support; IP telephony services for maximizing voice/data circuits, wireless LAN implementation and storage services that provide consulting, design, implementation and support on storage area networks and network attached storage implementations. Network integration solutions provide services to assist customers in implementing thin client/server based computing, groupware implementation and System/Application enablement. E-business application development includes the infrastructure platform consulting, design and implementation. Desktop management services include assisting customers in project roll-outs, installation of personal computer systems, peripherals and accessories; warranty and non-warranty repair and maintenance, redeployment and end-of-life services. The Company has achieved Gold Authorization from Cisco. The Company has also been awarded 2 specialization's from Cisco; Voice Access and IP Telephony, which gives customers access to specialized knowledge and expertise to consult, design and implement converged voice and data telephony circuits and wireless LAN implementations. The leasing segment primarily

                        POMEROY COMPUTER RESOURCES, INC.

     provides in-house leasing services to the Company's products and services customers. The Company leases many types of equipment with the predominant focus on notebook and desktop personal computers, communication products and high-powered servers. The Company provides products and services primarily to large and medium sized corporate, health care, governmental, financial and educational customers. The Company has no operations outside the United States.

     The accounting policies of the segments are the same as those discussed in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units. Intersegment sales and transfers are not significant.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                                    Fiscal  1998
                                    --------------------------------------------
                                    Products   Services   Leasing   Consolidated
                                    ---------  ---------  --------  ------------
     Revenue                        $ 554,012  $  72,495  $  1,421  $    627,928
     Income from operations         $  23,101  $  11,980  $     17  $     35,098
     Total assets                   $ 189,438  $  42,199  $ 22,589  $    254,226
     Capital expenditures           $     766  $     374  $  2,041  $      3,181
     Depreciation and amortization  $   4,142  $     995  $    240  $      5,377


                                                    Fiscal  1999
                                    --------------------------------------------
                                    Products   Services   Leasing   Consolidated
                                    ---------  ---------  --------  ------------
     Revenue                        $ 648,924  $ 103,821  $  4,012  $    756,757
     Income from operations         $  22,954  $  21,111  $  1,446  $     45,511
     Total assets                   $ 229,903  $  55,043  $ 48,195  $    333,141
     Capital expenditures           $   3,435  $     492  $    722  $      4,649
     Depreciation and amortization  $   4,986  $   1,342  $  1,185  $      7,513


                                                    Fiscal  2000
                                    --------------------------------------------
                                    Products   Services   Leasing   Consolidated
                                    ---------  ---------  --------  ------------
     Revenue                        $ 775,299  $ 139,444  $ 10,395  $    925,138
     Income from operations         $  22,742  $  26,622  $  3,335  $     52,699
     Total assets                   $ 222,984  $  69,652  $ 75,197  $    367,833
     Capital expenditures           $   3,967  $     729  $    953  $      5,649
     Depreciation and amortization  $   7,310  $   1,749  $  1,285  $     10,344


     Concentrations - During fiscal 1998, 1999 and 2000, approximately 30.2%, 32.2% and 29.6% respectively, of the Company's total net sales and revenues were derived from its top ten customers.

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

                        POMEROY COMPUTER RESOURCES, INC.

19.  SUBSEQUENT  EVENTS

     The Company's credit facility extension agreement with DFS expired on January 12, 2001, and the Company signed an extension agreement with DFS under the same terms as the original credit facility. This extension will expire May 12, 2001. DFS approved, subject to execution of documentation, an increase in the total facility to $175 million during the extension period, which consists of $100 million working capital facility and $75 million inventory facility. The Company is currently negotiating with various financial institutions a new credit facility in order to increase its overall financing availability. Although there can be no assurances that the Company will be able to finalize a new credit facility, the Company currently anticipates that an agreement will be reached.

     On January 11, 2001, the Company announced it had entered into a letter of intent to purchase certain operating assets and the systems integration and consulting business of Osage Systems Group, Inc. ("Osage"). The transaction is subject to a number of consents. It is contemplated that the transaction will also be effected through the provisions of the U.S. Bankruptcy Code and will, accordingly, be subject to court approval. If the sale is completed, the Company anticipates that the systems integration and consulting business of Osage will operate as additional branch offices of the Company and the results of operations from the acquisition will be included in the consolidated statement of income from the date of acquisition.