Form 10-Q
period 2001-04-05
POMEROY COMPUTER RESOURCES INC
filed 2001-05-21
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For  the  quarterly  period  ended April 5, 2001


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For  the  transition  period  from          to


Commission  file  number  0-20022


                        POMEROY COMPUTER RESOURCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                        31-1227808
--------                                                        ----------
(State or jurisdiction of                                    (IRS Employer or
incorporation organization)                                 Identification  No.)


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

The number of shares of common stock outstanding as of May 1, 2001 was 12,610,798.


                                    1 of 12

                        POMEROY COMPUTER RESOURCES, INC.

                                TABLE OF CONTENTS


Part  I.  Financial  Information

          Item 1.                   Financial Statements:                   Page
                                                                            ----

                                    Consolidated Balance Sheets as of
                                    January 5, 2001 and April 5, 2001          3

                                    Consolidated Statements of Income for
                                    the Three Months Ended April 5, 2000
                                    and 2001                                   5

                                    Consolidated Statements of Cash Flows
                                    for the Three Months Ended April 5, 2000
                                    and 2001                                   6

                                    Notes to Consolidated Financial
                                    Statements                                 7

                                    Management's Discussion and Analysis of
                                    Financial Condition and Results of
          Item 2.                   Operations                                 9

Part II.  Other Information                                                   12

SIGNATURE                                                                     12


                                    2 of 12

                        POMEROY COMPUTER RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

(in thousands)                                                  January 5,   April 5,
                                                                   2001        2001
                                                                -----------  ---------
ASSETS

Current assets:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,097  $   2,156

Accounts receivable:
   Trade, less allowance of $586 and $593 at January 5, 2001
      and April 5, 2001, respectively. . . . . . . . . . . . .      137,252    126,345
   Vendor receivables, less allowance of $1,892 and $1,112 at
      January 5, 2001 and April 5, 2001, respectively. . . . .       44,884     42,358
   Net investment in leases. . . . . . . . . . . . . . . . . .       26,116     30,960
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,900      4,278
                                                                -----------  ---------
         Total receivables . . . . . . . . . . . . . . . . . .      213,152    203,941
                                                                -----------  ---------

Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .       29,346     27,542
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,845      3,375
                                                                -----------  ---------
         Total current assets. . . . . . . . . . . . . . . . .      249,440    237,014
                                                                -----------  ---------

Equipment and leasehold improvements:
  Furniture, fixtures and equipment. . . . . . . . . . . . . .       28,211     28,428
  Leasehold improvements . . . . . . . . . . . . . . . . . . .        5,351      5,339
                                                                -----------  ---------
        Total. . . . . . . . . . . . . . . . . . . . . . . . .       33,562     33,767

  Less accumulated depreciation. . . . . . . . . . . . . . . .       14,916     15,001
                                                                -----------  ---------
      Net equipment and leasehold improvements . . . . . . . .       18,646     18,766
                                                                -----------  ---------

Net investment in leases . . . . . . . . . . . . . . . . . . .       36,379     28,370
Goodwill and other intangible assets . . . . . . . . . . . . .       53,458     52,755
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .        3,345      2,843
                                                                -----------  ---------
         Total assets. . . . . . . . . . . . . . . . . . . . .  $   361,268  $ 339,748
                                                                ===========  =========

                 See notes to consolidated financial statements.


                                    3 of 12

                        POMEROY COMPUTER RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

(in thousands)                                                 January 5,   April 5,
                                                                  2001        2001
                                                               -----------  ---------
LIABILITIES AND EQUITY

Current Liabilities:
 Current portion of notes payable . . . . . . . . . . . . . .  $    22,783  $  22,323
 Accounts payable . . . . . . . . . . . . . . . . . . . . . .       67,298     59,325
 Bank notes payable . . . . . . . . . . . . . . . . . . . . .       55,464     44,213
 Deferred revenue . . . . . . . . . . . . . . . . . . . . . .        7,124      3,063
 Other current liabilities. . . . . . . . . . . . . . . . . .        7,322      6,458
                                                               -----------  ---------
         Total current liabilities. . . . . . . . . . . . . .      159,991    135,382
                                                               -----------  ---------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . .       19,572     19,698

Equity:
   Preferred stock,  $.01 par value; authorized 2,000 shares
      (no shares issued or outstanding) . . . . . . . . . . .            -          -
   Common stock, $.01 par value; authorized 20,000 shares
      (12,585 and 12,611 shares issued at January 5, 2001
      and April 5, 2001, respectively). . . . . . . . . . . .          126        126
   Paid in capital. . . . . . . . . . . . . . . . . . . . . .       78,731     78,768
   Retained earnings. . . . . . . . . . . . . . . . . . . . .      103,170    106,096
                                                               -----------  ---------
                                                                   182,027    184,990
    Less treasury stock, at cost (31 shares at January 5,
      2001 and April 5, 2001) . . . . . . . . . . . . . . . .          322        322
                                                               -----------  ---------
         Total equity . . . . . . . . . . . . . . . . . . . .      181,705    184,668
                                                               -----------  ---------
         Total liabilities and equity . . . . . . . . . . . .  $   361,268  $ 339,748
                                                               ===========  =========

                 See notes to consolidated financial statements.


                                    4 of 12

                        POMEROY COMPUTER RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)     Three Months Ended
                                        ----------  ----------
                                         April 5,    April 5,
                                           2000        2001
                                        ----------  ----------
Net sales and revenues:
 Sales-equipment, supplies and leasing  $ 181,413   $ 161,974
 Service . . . . . . . . . . . . . . .     30,165      33,722
                                        ----------  ----------
    Total net sales and revenues . . .    211,578     195,696
                                        ----------  ----------

Cost of sales and service:
 Sales-equipment, supplies and leasing    166,747     145,939
 Service . . . . . . . . . . . . . . .     18,054      25,009
                                        ----------  ----------
    Total net sales and revenues . . .    184,801     170,948
                                        ----------  ----------

         Gross margin. . . . . . . . .     26,777      24,748
                                        ----------  ----------

Operating expenses:
   Selling, general and administrative     12,806      14,778
   Rent expense. . . . . . . . . . . .        792         917
   Depreciation. . . . . . . . . . . .      1,025       1,106
   Amortization. . . . . . . . . . . .        912       1,346
   Litigation settlement . . . . . . .          -       1,000
                                        ----------  ----------
         Total operating expenses. . .     15,535      19,147
                                        ----------  ----------

Income from operations . . . . . . . .     11,242       5,601
                                        ----------  ----------

Other expense (income):
   Interest expense. . . . . . . . . .        928         881
   Miscellaneous . . . . . . . . . . .        (48)        (77)
                                        ----------  ----------
         Total other expense . . . . .        880         804
                                        ----------  ----------

   Income before income tax. . . . . .     10,362       4,797
   Income tax expense. . . . . . . . .      4,076       1,871
                                        ----------  ----------

   Net income. . . . . . . . . . . . .  $   6,286   $   2,926
                                        ==========  ==========

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . .     11,883      12,576
                                        ==========  ==========
   Diluted . . . . . . . . . . . . . .     12,138      12,717
                                        ==========  ==========

Earnings per common share:
   Basic . . . . . . . . . . . . . . .  $    0.53   $    0.23
                                        ==========  ==========
   Diluted . . . . . . . . . . . . . .  $    0.52   $    0.23
                                        ==========  ==========

                See notes to consolidated financial statements.


                                    5 of 12

                        POMEROY COMPUTER RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                        Three Months Ended
                                                    ----------------------
                                                     April 5,    April 5,
                                                       2000        2001
                                                    ----------  ----------
Cash Flows from Operating Activities:
   Net income. . . . . . . . . . . . . . . . . . .  $   6,286   $   2,926
   Adjustments to reconcile net income to net cash
     flows from operating activities:
   Depreciation. . . . . . . . . . . . . . . . . .      1,208       1,752
   Amortization. . . . . . . . . . . . . . . . . .        912       1,346
   Deferred income taxes . . . . . . . . . . . . .      2,487        (150)
   (Gain) or loss on sale of fixed assets. . . . .        (43)        114
    Changes in working capital accounts, net of
      effects of acquisitions:
      Receivables. . . . . . . . . . . . . . . . .      7,429      13,800
      Inventories. . . . . . . . . . . . . . . . .     10,603         692
      Prepaids . . . . . . . . . . . . . . . . . .     (3,726)      2,470
      Net investment in leases . . . . . . . . . .     (2,233)      3,315
      Accounts payable . . . . . . . . . . . . . .    (19,525)     (7,974)
      Deferred revenue . . . . . . . . . . . . . .     (1,408)     (4,061)
      Income tax payable . . . . . . . . . . . . .      4,242        (899)
      Other, net . . . . . . . . . . . . . . . . .     (6,733)        649
                                                    ----------  ----------
   Net operating activities. . . . . . . . . . . .       (501)     13,980
                                                    ----------  ----------
Cash Flows from Investing Activities:
   Capital expenditures. . . . . . . . . . . . . .     (1,008)     (1,007)
   Acquisition of subsidiary companies, net of
      cash acquired. . . . . . . . . . . . . . . .       (368)       (164)
                                                    ----------  ----------
   Net investing activities. . . . . . . . . . . .     (1,376)     (1,171)
                                                    ----------  ----------
Cash Flows from Financing Activities:
   Payments under notes payable. . . . . . . . . .     (2,159)     (4,552)
   Proceeds under notes payable. . . . . . . . . .     23,600       4,016
   Net payments under bank notes payable . . . . .    (24,298)    (11,252)
   Proceeds from exercise of stock options . . . .      3,061          38
                                                    ----------  ----------
   Net financing activities. . . . . . . . . . . .        204     (11,750)
                                                    ----------  ----------

Increase (decrease) in cash. . . . . . . . . . . .     (1,673)      1,059
Cash:
   Beginning of period . . . . . . . . . . . . . .      1,737       1,097
                                                    ----------  ----------
   End of period . . . . . . . . . . . . . . . . .  $      64   $   2,156
                                                    ==========  ==========

                See notes to consolidated financial statements.


                                    6 of 12

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis  of  Presentation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. Certain reclassifications have been made as of January 5, 2001 balance sheets included herein to conform with the presentation used as of April 5, 2001. The results of operations for the three-month period ended April 5, 2001 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2002.

2.   Cash  and  Bank  Notes  Payable

     The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as a payment towards the Company's credit facility. As a result, the Company maintains minimal cash in its bank account. At January 5 and April 5, 2001, bank notes payable include
     $9.2 million and $12.2 million, respectively, of overdrafts in accounts with a participant bank to the Company's credit facility. These amounts were subsequently funded through the normal course of business.

3.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                                 Three  Months  Ended  April  5,
                            ---------------------------------------
                                  2000                 2001
                            -------------------  ------------------
                                     Per Share           Per Share
                            Shares    Amount     Shares    Amount
                            ------  -----------  ------  ----------

        Basic EPS           11,883  $     0.53   12,576  $     0.23
        Effect of dilutive
          Stock options        255       (0.01)     141           -
                            ------  -----------  ------  ----------
        Diluted EPS         12,138  $     0.52   12,717  $     0.23
                            ======  ===========  ======  ==========

4.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                                        Three Months  Ended April 5,
                                       ------------------------------
                                            2000            2001
                                       --------------  --------------

        Interest paid                  $          927  $        1,045
                                       ==============  ==============
        Income taxes paid              $        1,386  $        1,407
                                       ==============  ==============
        Adjustments to purchase price
         of acquisition assets         $           -   $          354
                                       ==============  ==============


                                    7 of 12

5.   Litigation

     On April 13, 2001, the Company agreed to a settlement of the litigation with FTA Enterprises, Inc. and accrued for it in the first quarter of fiscal 2001. The settlement of $1.0 million will be paid in cash on or before July 5, 2001.

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

6.   Segment  Information

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                       Three  Months  Ended  April  5,  2000
                                   ---------------------------------------------
                                   Products   Services   Leasing   Consolidated
                                   ---------  ---------  --------  -------------
    Revenues                       $ 178,036  $  30,165  $  3,377  $     211,578
    Income from operations             3,920      6,009     1,313         11,242
    Total assets                     206,947     54,082    60,072        321,101
    Capital expenditures                 951         57         -          1,008
    Depreciation and amortization      1,330        354       436          2,120

                                       Three  Months  Ended  April  5,  2001
                                   ---------------------------------------------
                                   Products   Services   Leasing   Consolidated
                                   ---------  ---------  --------  -------------
    Revenues                       $ 159,375  $  33,722  $  2,599  $     195,696
    Income from operations             4,022      1,208       371          5,601
    Total assets                     212,757     61,274    65,717        339,748
    Capital expenditures                 750         56       201          1,007
    Depreciation and amortization      2,227        539       332          3,098

7.   Subsequent  Event

     The Company's credit facility extension agreement with DFS expired on May 12, 2001. The Company signed an additional extension agreement with DFS under the same terms as the original credit facility. This extension will expire May 31, 2001. DFS has approved an increase in the total facility to $175 million during the extension period, which consists of $100 million working capital facility and $75 million inventory facility. Subject to negotiation and execution of the definitive documentation, the Company and a group of several financial institutions have agreed in principal to the terms of a three year, $230 million credit facility. The facility will consist of a term loan, an inventory financing facility and a revolving working capital facility.

     On April 17, 2001, the Company acquired certain assets of Osage Systems Group, Inc., a Phoenix, Arizona based network integrator. The transaction was effected through the provisions of U.S. Bankruptcy Code and was approved by the Court on April 11, 2001. Osage is a Sun National Systems
     Provider with a primary focus on network design, consulting, systems engineering and maintenance in connection with Sun Microsystems' products. The acquisition was not significant with respect to the Company's consolidated financial statements. The results of operations from the acquisition will be included in the consolidated statement of income from the date of acquisition.


                                    8 of 12

         Special Cautionary Notice Regarding Forward-Looking Statements
         --------------------------------------------------------------

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this document including, without limitation, those statements made in conjunction with the forward-looking statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations". All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

                        POMEROY COMPUTER RESOURCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues decreased $15.9 million, or 7.5%, to $195.7 million in the first quarter of fiscal 2001 from $211.6 million in the first quarter of fiscal 2000. This decrease was a result primarily of an industry-wide slowdown in technology spending. Excluding acquisitions completed in fiscal year 2000, total net sales and revenues decreased 8.6%. Products and leasing sales decreased $19.4 million, or 10.7%, to $162.0 million in the first quarter of fiscal 2001 from $181.4 million in the first quarter of fiscal 2000. Excluding acquisitions completed in fiscal year 2000, products and leasing sales decreased 11.9%. Service revenues increased $3.5 million, or 11.6%, to $33.7 million in the first quarter of fiscal 2001 from $30.2 million in the first quarter of fiscal year 2000. This net increase was primarily a result of an increase in sales to existing and new customers offset somewhat by a decrease in service billable revenue and under-utilization of service personnel. Excluding acquisitions completed in fiscal 2000, service revenues increased 10.6%.

GROSS MARGINS. Gross margins remained relatively constant, decreasing to 12.6% in the first quarter of fiscal 2001 as compared to 12.7% in the first quarter of fiscal 2000. Although gross margin remained relatively constant, the Company did experience a decrease in service gross margins offset somewhat by an increase in hardware margins associated with an increase in higher-margin product sales. Service revenues increased to 17.2% of total net sales and revenues in the first quarter of fiscal 2001 compared to 14.3% of total net sales and revenues in the first quarter of fiscal 2000. Service gross margin decreased to 35.2% of total gross margin in the first quarter of fiscal 2001 from 45.2% in the first quarter of fiscal 2000. This decrease in gross margin is the result of under-utilization of service personnel as a result of lower than expected service billable hours from our technical and system engineer personnel. As a result of the decline in personnel utilization, the Company has reduced its technical and systems engineers staff and continues to monitor their utilization. Factors that may have an impact on gross margin in the future include the further decline in personnel utilization rates, the mix of products sold and services provided, a further decline of unit prices, the percentage of equipment or service sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 8.0% in the first quarter of fiscal 2001 from 6.4% in the first quarter of fiscal 2000. The increase is primarily the result of lower than expected total net sales and revenues and an increase in payroll and related payroll costs. During fiscal 2001, the Company has reduced its selling and administrative staff in order to reduce its operating expenses. Total operating expenses expressed as a percentage of total net sales and revenues increased to 9.8% in the first quarter of fiscal 2001 from 7.3% in the first quarter of fiscal 2000. This increase is primarily the result of the increase in payroll and related payroll costs, the increase in amortization expense due to acquisitions completed in fiscal 2000 and prior years, and the litigation settlement expenses as discussed below.


                                    9 of 12

LITIGATION SETTLEMENT. On April 13, 2001, the Company agreed to a settlement of the litigation with FTA Enterprises, Inc. and accrued for it in the first quarter of fiscal 2001. The settlement of $1.0 million will be paid in cash on or before July 5, 2001.

INCOME FROM OPERATIONS. Income from operations decreased $5.6 million, or 50.0%, to $5.6 million in the first quarter of fiscal 2001 from $11.2 million in the first quarter of fiscal 2000. The Company's operating margin decreased to 2.9% in the first quarter of fiscal 2001 as compared to 5.3% in the first quarter of fiscal 2000. This decrease is primarily due to the decrease in the Company's gross margin and the increase in operating expenses.

INTEREST EXPENSE. Interest expense remained constant at $0.9 million in the first quarter of fiscal 2001 and fiscal 2000. The Company experienced an increase in average borrowings for the first quarter of fiscal 2001 compared to fiscal 2000, however, the resultant interest expense remained constant as a result of the reduced interest rate charged by the lender.

INCOME TAXES. The Company's effective tax rate was 39.0% in the first quarter of fiscal 2001 compared to 39.3% in the first quarter of fiscal 2000. The decrease in the Company's effective tax rate results from lower overall state income tax liability.

NET INCOME. Net income decreased $3.4 million, or 54.0% to $2.9 million in the first quarter of fiscal 2001 from $6.3 million in the first quarter of fiscal 2001 due to the factors described above.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $14.0 million in the first three months of fiscal 2001. Cash used in investing activities was $1.2 million which included $1.0 million for capital expenditures and $.2 million for acquisitions completed in fiscal 2000. Cash used by financing activities was $11.8 million, which included $0.5 million of net payments under notes payables and $11.3 million of net payments under bank notes payable.

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At April 5, 2001, these lines of credit totaled $72 million, including $60 million with Deutsche Financial Services ("DFS") and $12 million with IBM Credit Corporation ("ICC"). Borrowings under the DFS floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company's financing of receivables is provided through a portion of its credit facility with DFS. The credit facility provides a credit line of $80.0 million for accounts receivable financing. The accounts receivable portion of the credit facility carries a variable interest rate based on the prime rate less 125 basis points. At April 5, 2001, the amount outstanding was $44.2 million, including $12.2 million of overdrafts on the Company's books in accounts at a participant bank on the credit facility. At April 5, 2001, the interest rate on the amount outstanding was 6.75%. The overdrafts were subsequently funded through the normal course of business. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants.

The Company's credit facility extension agreement with DFS expired on May 12, 2001. The Company signed an additional extension agreement with DFS under the same terms as the original credit facility. This extension will expire May 31, 2001. DFS has approved an increase in the total facility to $175 million during the extension period, which consists of $100 million working capital facility and $75 million inventory facility. Subject to negotiation and execution of the definitive documentation, the Company and a group of several financial institutions have agreed in principal to the terms of a three year, $230 million credit facility. The facility will consist of a term loan, an inventory financing facility and a revolving working capital facility.


                                   10 of 12

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


                                    11 of 12

                        POMEROY COMPUTER RESOURCES, INC.

                           PART II - OTHER INFORMATION

Items  1  to  3     None

Item  4  None

Item  5

Mr. Michael E. Rohrkemper has been named Vice President of Finance and Administration for the Company and his employment will commence effective May 28, 2001. Mr. Rohrkemper has served as a Director of the Company since July 1993. He is a certified public accountant and has been a partner in the Cincinnati, Ohio accounting firm of Rohrkemper & Ossege Ltd., since 1991. Mr. Rohrkemper has also been nominated for re-election to the Company's Board of Directors at the Annual Shareholders Meeting scheduled for June 13, 2001.

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

                                               POMEROY COMPUTER RESOURCES,  INC.
                                               ---------------------------------
                                                          (Registrant)



Date:  May  21,  2001                          By:  /s/  Dino  M.  Lucarelli
                                               ---------------------------------
                                               Dino  M.  Lucarelli
                                               Chief  Financial  Officer  and
                                               Chief  Accounting  Officer


                                    12 of 12