Form 10-Q
period 2001-07-05
POMEROY COMPUTER RESOURCES INC
filed 2001-08-17
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 5, 2001

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

The number of shares of common stock outstanding as of August 01, 2001 was 12,658,181.

                        POMEROY COMPUTER RESOURCES, INC.

                                TABLE OF CONTENTS

Part I.    Financial Information

           Item 1.                Financial Statements:                    Page
                                                                           ----

                                  Consolidated Balance Sheets as of
                                  January 5, 2001 and July 5, 2001
                                                                              3

                                  Consolidated Statements of Income for
                                  The Three Months Ended July 5, 2000
                                  and July 5, 2001                            5

                                  Consolidated Statements of Income for
                                  the Six Months Ended July 5, 2000 and
                                  2001                                        6

                                  Consolidated Statements of Cash Flows
                                  for the Six Months Ended July 5, 2000
                                  and 2001                                    7

                                  Notes to Consolidated Financial
                                  Statements                                  8

                                  Management's Discussion and Analysis of
                                  Financial Condition and Results of
           Item 2.                Operations                                 11

Part II.   Other Information                                                 14

SIGNATURE                                                                    16

                        POMEROY COMPUTER RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS


(in thousands)                                                  January 5,   July 5,
                                                                   2001        2001
                                                                -----------  --------
ASSETS
Current assets:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,097  $  2,727

Accounts receivable:
   Trade, less allowance of $586 and $498 at January 5, 2001
      and July 5, 2001, respectively . . . . . . . . . . . . .      137,252   115,106
   Vendor receivables, less allowance of $1,892 and $1,112 at
      January 5, 2001 and July 5, 2001, respectively . . . . .       44,884    45,284
   Net investment in leases. . . . . . . . . . . . . . . . . .       26,116    28,660
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,900     3,790
                                                                -----------  --------
         Total receivables . . . . . . . . . . . . . . . . . .      213,152   192,840
                                                                -----------  --------

Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .       29,346    20,418
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,845     3,777
                                                                -----------  --------
         Total current assets. . . . . . . . . . . . . . . . .      249,440   219,762
                                                                -----------  --------

Equipment and leasehold improvements:
  Furniture, fixtures and equipment. . . . . . . . . . . . . .       28,211    29,889
  Leasehold improvements . . . . . . . . . . . . . . . . . . .        5,351     5,356
                                                                -----------  --------
        Total. . . . . . . . . . . . . . . . . . . . . . . . .       33,562    35,245

  Less accumulated depreciation. . . . . . . . . . . . . . . .       14,916    15,559
                                                                -----------  --------
      Net equipment and leasehold improvements . . . . . . . .       18,646    19,686
                                                                -----------  --------

Net investment in leases.. . . . . . . . . . . . . . . . . . .       36,379    31,018
Goodwill and other intangible assets . . . . . . . . . . . . .       53,458    53,377
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .        3,345     3,354
                                                                -----------  --------
         Total assets. . . . . . . . . . . . . . . . . . . . .  $   361,268  $327,197
                                                                ===========  ========

                 See notes to consolidated financial statements.

                        POMEROY COMPUTER RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

(in thousands)                                                 January 5,   July 5,
                                                                  2001        2001
                                                               -----------  --------
LIABILITIES AND EQUITY

Current Liabilities:
  Current portion of notes payable. . . . . . . . . . . . . .  $    22,783  $ 24,231
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .       67,298    71,195
  Bank notes payable. . . . . . . . . . . . . . . . . . . . .       55,464    18,055
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . .        7,124     2,729
  Other current liabilities . . . . . . . . . . . . . . . . .        7,322     7,273
                                                               -----------  --------
     Total current liabilities. . . . . . . . . . . . . . . .      159,991   123,483
                                                               -----------  --------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . .       19,572    14,303


Equity:
  Preferred stock, $.01 par value; authorized 2,000 shares
  (no shares issued or outstanding) . . . . . . . . . . . . .            -         -
  Common stock, $.01 par value; authorized 20,000 shares
  (12,585 and 12,637 shares issued at January 5, 2001 and
  July 5, 2001, respectively. . . . . . . . . . . . . . . . .          126       127
  Paid in capital . . . . . . . . . . . . . . . . . . . . . .       78,731    79,267
  Retained earnings . . . . . . . . . . . . . . . . . . . . .      103,170   110,339
                                                               -----------  --------
                                                                   182,027   189,733

  Less treasury stock, at cost (31 shares at January 5, 2001
   and July 5, 2001). . . . . . . . . . . . . . . . . . . . .          322       322
                                                               -----------  --------
  Total equity. . . . . . . . . . . . . . . . . . . . . . . .      181,705   189,411
                                                               -----------  --------
  Total liabilities and equity. . . . . . . . . . . . . . . .  $   361,268  $327,197
                                                               ===========  ========

                 See notes to consolidated financial statements.

                        POMEROY COMPUTER RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except per share data)     Three Months Ended
                                        --------------------
                                         July 5,    July 5,
                                          2000       2001
                                        ---------  ---------
Net sales and revenues:
 Sales-equipment, supplies and leasing  $187,582   $170,102
 Service . . . . . . . . . . . . . . .    33,328     35,234
                                        ---------  ---------
    Total net sales and revenues . . .   220,910    205,336
                                        ---------  ---------

Cost of sales and service:
 Sales-equipment, supplies and leasing   173,020    154,706
 Service . . . . . . . . . . . . . . .    18,367     25,487
                                        ---------  ---------
    Total cost of sales and service. .   191,387    180,193
                                        ---------  ---------

         Gross margin. . . . . . . . .    29,523     25,143
                                        ---------  ---------

Operating expenses:
   Selling, general and administrative    13,017     14,244
   Rent expense. . . . . . . . . . . .       764        891
   Depreciation. . . . . . . . . . . .     1,159      1,181
   Amortization. . . . . . . . . . . .     1,017      1,370
   Provision for doubtful accounts . .       100         60
                                        ---------  ---------
         Total operating expenses. . .    16,057     17,746
                                        ---------  ---------

Income from operations . . . . . . . .    13,466      7,397
                                        ---------  ---------

Other expense (income):
   Interest expense. . . . . . . . . .       903        484
   Miscellaneous . . . . . . . . . . .       (60)       (42)
                                        ---------  ---------
         Total other expense . . . . .       843        442
                                        ---------  ---------

   Income before income tax. . . . . .    12,623      6,955
   Income tax expense. . . . . . . . .     5,018      2,712
                                        ---------  ---------

   Net income. . . . . . . . . . . . .  $  7,605   $  4,243
                                        =========  =========

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . .    12,077     12,591
                                        =========  =========
   Diluted . . . . . . . . . . . . . .    12,240     12,673
                                        =========  =========

Earnings per common share:
   Basic . . . . . . . . . . . . . . .  $   0.63   $   0.34
                                        =========  =========
   Diluted . . . . . . . . . . . . . .  $   0.62   $   0.33
                                        =========  =========

                 See notes to consolidated financial statements.

                        POMEROY COMPUTER RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)    Six Months Ended
                                        --------------------
                                         July 5,    July 5,
                                          2000       2001
                                        ---------  ---------
Net sales and revenues:
 Sales-equipment, supplies and leasing  $368,995   $332,076
 Service . . . . . . . . . . . . . . .    63,493     68,956
                                        ---------  ---------
    Total net sales and revenues . . .   432,488    401,032
                                        ---------  ---------

Cost of sales and service:
 Sales-equipment, supplies and leasing   339,767    300,645
 Service . . . . . . . . . . . . . . .    36,421     50,496
                                        ---------  ---------
    Total cost of sales and service. .   376,188    351,141
                                        ---------  ---------

         Gross margin. . . . . . . . .    56,300     49,891
                                        ---------  ---------

Operating expenses:
   Selling, general and administrative    25,824     29,022
   Rent expense. . . . . . . . . . . .     1,557      1,808
   Depreciation. . . . . . . . . . . .     2,183      2,287
   Amortization. . . . . . . . . . . .     1,929      2,716
   Provision for doubtful accounts . .       100         60
   Litigation settlement . . . . . . .         -      1,000
                                        ---------  ---------
         Total operating expenses. . .    31,593     36,893
                                        ---------  ---------

Income from operations . . . . . . . .    24,707     12,998
                                        ---------  ---------

Other expense (income):
   Interest expense. . . . . . . . . .     1,831      1,365
   Miscellaneous . . . . . . . . . . .      (109)      (119)
                                        ---------  ---------
         Total other expense . . . . .     1,722      1,246
                                        ---------  ---------

   Income before income tax. . . . . .    22,985     11,752
   Income tax expense. . . . . . . . .     9,094      4,583
                                        ---------  ---------

   Net income. . . . . . . . . . . . .  $ 13,891   $  7,169
                                        =========  =========

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . .    11,980     12,584
                                        =========  =========
   Diluted . . . . . . . . . . . . . .    12,188     12,691
                                        =========  =========

Earnings per common share:
   Basic . . . . . . . . . . . . . . .  $   1.16   $   0.57
                                        =========  =========
   Diluted . . . . . . . . . . . . . .  $   1.14   $   0.56
                                        =========  =========

                 See notes to consolidated financial statements.

                        POMEROY COMPUTER RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                       Six Months Ended
                                                   --------------------
                                                    July 5,    July 5,
                                                     2000       2001
                                                   ---------  ---------
Cash Flows from Operating Activities:
  Net income. . . . . . . . . . . . . . . . . . .  $ 13,891   $  7,169
  Adjustments to reconcile net income to net cash
   flows from operating activities:
   Depreciation . . . . . . . . . . . . . . . . .     2,596      3,577
   Amortization . . . . . . . . . . . . . . . . .     1,929      2,716
   Deferred income taxes. . . . . . . . . . . . .     3,551       (300)
   (Gain) or loss on sale of fixed assets . . . .       (30)     1,217
   Stock option extension . . . . . . . . . . . .         -        265
   Changes in working capital accounts, net of
   effect of acquisitions:
       Receivables. . . . . . . . . . . . . . . .    (2,578)    22,911
       Inventories. . . . . . . . . . . . . . . .     2,071      6,620
       Prepaids . . . . . . . . . . . . . . . . .    (3,659)     2,068
       Net investment in leases . . . . . . . . .    (8,034)     2,967
       Accounts payable . . . . . . . . . . . . .   (11,799)     3,896
       Deferred revenue . . . . . . . . . . . . .    (1,603)    (4,395)
       Income tax payable . . . . . . . . . . . .      (173)    (1,648)
       Other, net . . . . . . . . . . . . . . . .    (1,276)     1,399
                                                   ---------  ---------
 Net operating activities . . . . . . . . . . . .    (5,114)    48,462
                                                   ---------  ---------

Cash Flows from Investing Activities:
    Capital expenditures. . . . . . . . . . . . .    (1,815)    (2,560)
    Acquisition of subsidiary companies, net of
    cash acquired . . . . . . . . . . . . . . . .    (2,430)    (3,375)
                                                   ---------  ---------
  Net investing activities. . . . . . . . . . . .    (4,245)    (5,935)
                                                   ---------  ---------

Cash Flows from Financing Activities:
  Payments under notes payable. . . . . . . . . .   (10,717)   (12,469)
  Proceeds under notes payable. . . . . . . . . .    25,130      8,446
  Net payments under bank notes payable . . . . .   (10,248)   (37,410)
  Proceeds from exercise of stock options . . . .     3,535        262
  Proceeds from employee stock purchase plan. . .         -        274
                                                   ---------  ---------
  Net financing activities. . . . . . . . . . . .     7,700    (40,897)
                                                   ---------  ---------

Increase (decrease) in cash . . . . . . . . . . .    (1,659)     1,630
Cash:
   Beginning of period. . . . . . . . . . . . . .     1,737      1,097
                                                   ---------  ---------
   End of period. . . . . . . . . . . . . . . . .  $     78   $  2,727
                                                   =========  =========

                 See notes to consolidated financial statements.

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis  of  Presentation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the six-month period ended July 5, 2001 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2002.

2.   Cash  and  Bank  Notes  Payable

     On  June  28,  2001,  the  Company  finalized  a  new $240.0 million Credit
     Facility Agreement with Deutsche Financial Services Corporation. The new credit facility has a three year term and its components include a $72.0 million component for inventory financing, a $144.0 million component for working capital, and a new cash-flow component in the form of a $24.0 million term loan that is not restricted to a borrowing base. At January 5 and July 5, 2001, bank notes payable include $9.2 million and $7.6 million, respectively, of overdrafts in accounts with a participant bank to the Company's credit facility. These amounts were subsequently funded through the normal course of business.


3.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)


                           Three Months Ended July 5,
                    ---------------------------------------
                           2000                 2001
                    ------------------  -------------------
                             Per Share            Per Share
                    Shares    Amount     Shares    Amount
                    ------  -----------  ------  -----------
Basic EPS           12,077  $     0.63   12,591  $     0.34
Effect of dilutive
  Stock options        163       (0.01)      82       (0.01)
                    ------  -----------  ------  -----------
Diluted EPS         12,240  $     0.62   12,673  $     0.33
                    ======  ===========  ======  ===========

                           Six Months Ended July 5,
                    ----------------------------------------
                          2000                  2001
                    -------------------  -------------------
                             Per Share            Per Share
                    Shares    Amount     Shares    Amount
                    ------  -----------  ------  -----------
Basic EPS           11,980  $     1.16   12,584  $     0.57
Effect of dilutive
  Stock options        208       (0.02)     107       (0.01)
                    ------  -----------  ------  -----------
Diluted EPS         12,188  $     1.14   12,691  $     0.56
                    ======  ===========  ======  ===========

4.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)


                                     Six Months Ended July 5,
                                     ------------------------
                                         2000        2001
                                     -----------  -----------

Interest paid                        $     1,885  $     1,754
                                     ===========  ===========
Income taxes paid                    $     9,755  $     4,416
                                     ===========  ===========
Adjustments to purchase price
 of acquisition assets               $         -  $       594
                                     ===========  ===========

Business combinations accounted for
as purchases:
  Assets acquired                    $     5,643  $     3,375
  Liabilities assumed                      3,063            -
  Notes payable                              150            -
                                     -----------  -----------
  Net cash paid                      $     2,430  $     3,375
                                     ===========  ===========


5.   Litigation

     On April 13, 2001, the Company agreed to a settlement of the litigation with FTA Enterprises, Inc. and expensed it in the first quarter of fiscal 2001. The settlement of $1.0 million was paid in cash in the second quarter of fiscal 2001.

     There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

6.   Segment  Information

     Summarized financial information concerning the Company's reportable segments is shown in the following table. For the six months ended July 5, 2000, the depreciation and amortization reported under the leasing segment has been adjusted to properly reflect depreciation and amortization reported for the three months ended April 5, 2000. (in thousands)

                                    Three  Months  Ended  July  5,  2000
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 185,708  $  33,328  $  1,874  $     220,910
Income from operations             4,559      8,524       383         13,466
Total assets                     222,322     63,349    60,422        346,093
Capital expenditures                 665        142         -            807
Depreciation and amortization      1,684        397       325          2,406

                                    Three  Months  Ended  July  5,  2001
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 167,757  $  35,234  $  2,345  $     205,336
Income from operations             4,423      2,493       481          7,397
Total assets                     202,188     60,632    64,377        327,197
Capital expenditures               1,458         65        30          1,553
Depreciation and amortization      2,359        550       286          3,195


                                     Six  Months  Ended  July  5,  2000
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 363,744  $  63,493  $  5,251  $     432,488
Income from operations             8,478     14,533     1,696         24,707
Total assets                     222,322     63,349    60,422        346,093
Capital expenditures               1,616        199         -          1,815
Depreciation and amortization      3,196        751       578          4,525


                                     Six  Months  Ended  July  5,  2001
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 327,132  $  68,956  $  4,944  $     401,032
Income from operations             8,445      3,701       852         12,998
Total assets                     202,188     60,632    64,377        327,197
Capital expenditures               2,208        121       231          2,560
Depreciation and amortization      4,586      1,089       618          6,293

7.   Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business
     Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     - All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
     - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
     - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 6, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
     - Effective January 6, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
     - All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until January 5, 2002, at which time goodwill amortization expense will no longer be recognized. At this time, the Company has not estimated the financial impact that adoption of the standard is expected to have on the financial statements. By April 5, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 6, 2002. By January 5, 2003, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended April 5, 2002 as a cumulative effect of a change in accounting principle.

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

                        POMEROY COMPUTER RESOURCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues decreased $15.6 million, or 7.1%, to $205.3 million in the second quarter of fiscal 2001 from $220.9 million in the second quarter of fiscal 2000. This decrease was a result primarily of an industry-wide slowdown in technology spending. Excluding acquisitions completed in fiscal years 2000 and 2001, total net sales and revenues decreased 9.0%. Products and leasing sales decreased $17.5 million, or 9.3% to $170.1 million in the second quarter of fiscal 2001 from $187.6 million in the second quarter of fiscal 2000. Excluding acquisitions completed in fiscal years 2000 and 2001, products and leasing sales decreased 11.2%. Service revenues increased $1.9 million, or 5.7%, to $35.2 million in the second quarter of fiscal 2001 from $33.3 million in the second quarter of fiscal year 2000. This net increase was primarily a result of an increase in sales to existing and new customers offset somewhat by a decrease in service billable revenue due to under-utilization of service personnel. Excluding acquisitions completed in fiscal years 2000 and 2001, service revenues increased 3.1%.

Total net sales and revenues decreased $31.5 million, or 7.3%, to $401.0 million in the first half of fiscal 2001 from $432.5 million in the first half of fiscal 2000. This decrease was attributable primarily to an industry-wide slowdown in technology spending. Excluding acquisitions completed in fiscal years 2000 and 2001, total net sales and revenues decreased 8.8%. Products and leasing sales decreased $36.9 million, or 10.0%, to $332.1 million in the first half of fiscal 2001 from $369.0 million in the first half of fiscal 2000. Excluding acquisitions completed in fiscal years 2000 and 2001, products and leasing sales decreased 11.5%. Service revenues increased $5.5 million, or 8.7%, to $69.0 million in the first half of fiscal 2001 from $63.5 million in the first half of fiscal year 2000 for the reasons stated in the preceding paragraph. Excluding acquisitions completed in fiscal years 2000 and 2001, service revenues increased 6.7%.

GROSS MARGINS. Gross margin decreased to 12.2% in the second quarter of fiscal 2001 as compared to 13.4% in the second quarter of fiscal 2000. This decrease in gross margin resulted primarily from a decrease in service gross margins. Service gross margin decreased to 38.6% of total gross margin in the second quarter of fiscal 2001 from 50.7% in the second quarter of fiscal 2000. This decrease in gross margin is the result of under-utilization of service personnel as a result of lower than expected service billable hours from our technical and systems engineer personnel and an increase in lower margin service offerings.
Factors that may have an impact on gross margin in the future include the further decline of personnel utilization rates, the mix of products sold and services provided, a further decline of unit prices, the percentage of equipment or service sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

Gross margin decreased to 12.4% in the first half of fiscal 2001 as compared to 13.0% in the first half of fiscal 2000. Service gross margin decreased to 37.1% of total gross margin in the first half of fiscal 2001 from 48.1% in the first half of fiscal 2000. This decrease in gross margin is the result of under-utilization of service personnel as a result of lower than expected service billable hours from our technical and systems engineer personnel. As a result of the decline in personnel utilization, the Company has reduced its technical and systems engineer's staff and continues to monitor their utilization. Factors that may have an impact on gross margin in the future include the further decline in personnel utilization rates, the mix of products sold and services provided, a further decline of unit prices, the percentage of equipment or service sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 7.4% in the second quarter of fiscal 2001 from 6.3% in the second quarter of fiscal 2000. The increase is primarily the result of lower than expected total net sales and revenues and an increase in payroll and related payroll costs. Total operating expenses expressed as a percentage of total net sales and revenues increased to 8.6% in the second quarter of fiscal 2001 from 7.3% in the second quarter of fiscal 2000. This increase is primarily the result of the increase in payroll and related payroll costs, the increase in amortization expense due to acquisitions completed in fiscal 2001 and prior years and lower than expected total net sales and revenues.

Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 7.7% in the first half of fiscal 2001 from 6.3% in the first half of fiscal 2000. The increase is primarily the result of lower than expected total net sales and revenues and an increase in payroll and related payroll costs. During the first half of fiscal 2001, the Company reduced its selling and administrative staff in order to reduce its operating expenses. Total operating expenses expressed as a percentage of total net sales and revenues increased to 9.2% in the first half of fiscal 2001 from 7.3% in the first half of fiscal 2000 due to an increase in payroll and related payroll costs, the increase in amortization expense due to acquisitions completed in fiscal 2001 and prior years, lower than expected total net sales and revenues and the litigation settlement expenses as described below.

LITIGATION SETTLEMENT. On April 13, 2001, the Company agreed to a settlement of the litigation with FTA Enterprises, Inc. and expensed it in the first quarter of fiscal 2001. The settlement of $1.0 million was paid in cash in the second quarter of fiscal 2001.

INCOME FROM OPERATIONS. Income from operations decreased $6.1 million, or 45.2%, to $7.4 million in the second quarter of fiscal 2001 from $13.5 million in the second quarter of fiscal 2000. The Company's operating margin decreased to 3.6% in the second quarter of fiscal 2001 as compared to 6.1% in the second quarter of fiscal 2000. This decrease is due to the decrease in the Company's gross margin and an increase in operating expenses.

Income from operations decreased $11.7 million, or 47.4%, to $13.0 million in the first half of fiscal 2001 from $24.7 million in the first half of fiscal 2000. The Company's operating margin decreased to 3.2% in the first half of fiscal 2001 as compared to 5.7% in the first half of fiscal 2000. This decrease is due to the decrease in gross margin and an increase in operating expenses.

INTEREST EXPENSE. Interest expense decreased $0.4 million, or 44.4%, to $0.5 million in the second quarter of fiscal 2001 from $0.9 million in the second quarter of fiscal 2000. This decrease was due to reduced borrowings as a result of improved cash flow management and a reduced interest rate charged by the Company's lender.

Interest expense decreased $0.4 million, or 22.2%, to $1.4 million in the first half of fiscal 2001 from $1.8 million in the first half of fiscal 2000. This decrease was due to reduced borrowings as a result of improved cash flow management and a reduced interest rate charged by the Company's lender.

INCOME TAXES. The Company's effective tax rate was 38.6% in the second quarter of fiscal 2001 compared to 39.8% in the second quarter of fiscal 2000. The decrease in the Company's effective tax rate results from lower overall state income tax liability.

The Company's effective tax rate was 39.0% in the first half of fiscal 2001 compared to 39.6% in the first half of fiscal 2000. The decrease in the Company's effective tax rate results from lower overall state income tax liability.

NET INCOME. Net income decreased $3.4 million, or 44.7%, to $4.2 million in the second quarter of fiscal 2001 from $7.6 million in the second quarter of fiscal 2000 due to the factors described above.

Net income decreased $6.7 million, or 48.2%, to $7.2 million in the first half of fiscal 2001 from $13.9 million in the first half of fiscal 2000 due to the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $48.5 million in the first half of fiscal 2001. Cash used in investing activities was $5.9 million, which included $2.5 million for capital expenditures and $3.4 million for acquisitions completed in fiscal 2001 and prior years. Cash used in financing activities was $40.9 million which included $4.0 million of net payments on notes payable, $37.4 million of net payments on bank notes payable, and offset by $0.5 million from the exercise of stock options and employee stock purchase plan.

A significant part of the Company's inventory is financed by floor plan arrangements with third parties. At July 5, 2001, these lines of credit totaled $84.0 million, including $72.0 million with Deutsche Financial Services ("DFS") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the DFS floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company's financing of receivables is provided through a portion of its credit facility with DFS. On June 28, 2001, the Company finalized a new $240.0 million credit facility with DFS. This new $240.0 million credit facility has a three year term and supersedes the $140.0 million credit facility that was in effect with DFS prior to the closing of this transaction. The $240.0 million credit facility includes $72.0 million for inventory financing, $144.0 million for working capital, and a new cash-flow component in the form of a $24.0 million term loan, which is not restricted to a borrowing base. Under the new agreement, the credit facility provides a credit line of $144.0 million for accounts receivable financing. The accounts receivable portion of the credit facility carries a variable interest rate based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. At July 5, 2001, the amount outstanding was $18.1 million, including $7.6 million of overdrafts on the Company's books in accounts at a participant bank on the credit facility, which was at an interest rate of 5.85%. The overdrafts were subsequently funded through the normal course of business. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants.

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

                        POMEROY COMPUTER RESOURCES, INC.

                           PART II - OTHER INFORMATION

Items 1 to 3   None

Item 4   Submission of Matters to a Vote of Security Holders


On June 13, 2001, the Company held its annual meeting of stockholders for the following purposes:

               1.   To  elect  seven  directors,  and;

               2. To approve an increase in the number of shares of Common Stock reserved for issuance under the Company's 1998 Employee Stock Purchase Plan from 100,000 shares to 200,000, and;

               3. To approve an increase in the number of shares of Common Stock reserved for issuance under the Company's 1992 Non-Qualified and Incentive Stock Option Plan from 3,500,000 shares to 5,300,000 shares, and;

     The voting on the above matters by the stockholders was as follows:

     Matter
     ------


     Election of Directors:                      For      Withheld
     ---------------------------------------  ----------  ---------

     David B. Pomeroy, II                     10,179,040  1,743,559
     James H. Smith III                       11,302,770    610,829
     Michael E. Rohrkemper                    11,326,370    587,229
     Stephen E. Pomeroy                       10,353,882  1,559,717
     William H. Lomicka                       11,327,830    585,769
     Vincent D. Rinaldi                       11,323,377    590,222
     Kenneth R. Waters                        11,304,830    608,769


     Approve an increase in the number of      9,307,329    229,020
     shares of Common Stock reserved for
     issuance under the 1998  Employee Stock
     Purchase Plan from 100,000 to 200,000
     shares

Holders of 48,715 shares abstained from voting on the forgoing proposal. The number of shares voted in favor of the proposal was sufficient for its passage.

     Approve an increase in the number of      5,934,701  3,632,093
     Shares  of  common  stock  reserved  for
     issuance  under  the  Company's  1992
     Non-Qualified  and  Incentive  Stock  Option
     Plan  from  3,500,000  to  5,300,000  shares.

Holders of 18,270 shares abstained from voting and there were 2,328,535 shares of Broker Non-Votes on the forgoing proposal. The Number of shares voted in favor of the proposal was sufficient for its passage.

Item 5 Other Information

On July 31, 2001, the Company announced the resignation of Dino Lucarelli, the Company's Chief Financial Officer ("CFO"), who remained employed by the Company as CFO through August 10, 2001. Michael E. Rohrkemper, Vice President of Finance and Administration for the Company, has been selected to succeed Mr. Lucarelli as the Company's CFO. Mr. Rohrkemper has served as a Director of Pomeroy since July 1993. He was most recently re-elected to the Board of Directors at the Company's Annual Shareholders' meeting on June 13, 2001. Mr. Rohrkemper is a certified public accountant and was formerly a partner in the Cincinnati, Ohio accounting firm of Rohrkemper & Ossege Ltd., from 1991 through May of 2001, at which time he left his accounting practice to join Pomeroy as its Vice President of Finance and Administration.

Item 6 Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K     None
(b) Exhibits

10(i)           Material Agreements
       (mm)(1)  The Asset purchase agreement dated     E1 - E41
                February 9, 2001 by, between and
                among Pomeroy Computer
                Resources, Inc., Pomeroy Select
                Integration Solutions, Inc., Osage
                Systems Group, Inc, Osage Computer
                Group, Inc., Solsource Computers,
                Inc., H.V. Jones, Inc., Open System
                Technologies, Inc., Open Business
                Systems, Inc., and Osage Systems
                Group Minnesota, Inc.

       (mm)(2)  The First Amendment to Asset           E42 - E46
                purchase agreement dated February
                28, 2001 by, between and among
                Pomeroy Computer Resources, Inc.,
                Pomeroy Select Integration Solutions,
                Inc., Osage Systems Group, Inc,
                Osage Computer Group, Inc.,
                Solsource Computers, Inc., H.V.
                Jones, Inc., Open System
                Technologies, Inc., Open Business
                Systems, Inc., Osage Systems Group
                Minnesota, Inc., and Osage iXi, Inc.

       (mm)(3)  The Second Amendment to Asset          E47 - E54
                purchase agreement dated April 6,
                2001 by, between and among
                Pomeroy Computer Resources, Inc.,
                Pomeroy Select Integration Solutions,
                Inc., Osage Systems Group, Inc.,
                Osage Computer Group, Inc.,
                Solsource Computers, Inc., H.V.
                Jones, Inc., Open System
                Technologies, Inc., Open Business
                Systems, Inc., Osage Systems Group

                Minnesota, Inc., and Osage iXi, Inc.

       (mm)(4)  The Credit Facilities Agreement dated  E55 - E195
                June 28, 2001 by, between, and
                among Deutsche Financial Services
                Corporation, Firstar Bank, National
                Association, Deutsche Financial
                Services Corporation and Firstar
                Bank, National Association, Other
                Lenders Listed on Exhibit 3 and
                Signature Pages Hereto as lenders,
                Pomeroy Computer Resources, Inc.,
                Pomeroy Select Integration Solutions,
                Inc., Pomeroy Select Advisory
                Services, Inc., Pomeroy Computer
                Resources Sales Company, Inc.,
                Pomeroy Computer Resources
                Holding Company, Inc., Pomeroy
                Computer Resources Operations,
                LLP, Technology Integration Financial
                Services, Inc., T.I.F.S. Advisory
                Services, Inc., TheLinc, LLC, and Val
                Tech Computer Systems, Inc. as
                borrowers.

   11           Computation of Earnings per Share


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

                                           POMEROY  COMPUTER RESOURCES,  INC.
                                           ----------------------------------
                                                     (Registrant)



Date:  August 17, 2001                     By:  /s/  Michael  E.  Rohrkemper

                                           -------------------------------------
                                           Michael  E.  Rohrkemper
                                           Chief  Financial  Officer  and
                                           Chief  Accounting  Officer