Form 10-Q
period 2001-10-05
POMEROY COMPUTER RESOURCES INC
filed 2001-11-14
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For  the  quarterly  period  ended  October  5,  2001


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

YES    X   NO
      ---     ---
The number of shares of common stock outstanding as of November 07, 2001 was 12,677,848.


                                    1 of 16

                            POMEROY  COMPUTER  RESOURCES,  INC.

                                    TABLE  OF  CONTENTS


Part I.     Financial Information

            Item 1.                    Financial Statements:                         Page
                                                                                     ----
                                       Consolidated Balance Sheets as of
                                       January 5, 2001 and October 5, 2001             3

                                       Consolidated Statements of Income for
                                       The Three Months Ended October 5,
                                       2000 and 2001                                   5

                                       Consolidated Statements of Income for
                                       the Nine Months Ended October 5, 2000
                                       and 2001                                        6

                                       Consolidated Statements of Cash Flows
                                       for the Nine Months Ended October 5,
                                       2000 and 2001                                   7

                                       Notes to Consolidated Financial
                                       Statements                                      8

            Item 2.                    Management's Discussion and Analysis of
                                       Financial Condition and Results of
                                       Operations                                     12

Part II.    Other Information                                                         15

SIGNATURE                                                                             16


                                    2 of 16

                       POMEROY  COMPUTER  RESOURCES,  INC.

                           CONSOLIDATED BALANCE SHEETS

(in thousands)                                                  January 5,   October 5,
                                                                   2001         2001
                                                                -----------  -----------
ASSETS
Current assets:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,097  $     3,266

Accounts receivable:
   Trade, less allowance of $586 and $602 at January 5, 2001
      and October 5, 2001, respectively. . . . . . . . . . . .      137,252      136,238
   Vendor receivables, less allowance of $1,892 and $1,112 at
      January 5, 2001 and October 5, 2001, respectively. . . .       44,884       37,426
   Net investment in leases. . . . . . . . . . . . . . . . . .       26,116       34,438
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,900        3,986
                                                                -----------  -----------
         Total receivables . . . . . . . . . . . . . . . . . .      213,152      212,088
                                                                -----------  -----------

Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .       29,346       19,228
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,845        3,518
                                                                -----------  -----------
         Total current assets. . . . . . . . . . . . . . . . .      249,440      238,100
                                                                -----------  -----------

Equipment and leasehold improvements:
  Furniture, fixtures and equipment. . . . . . . . . . . . . .       28,211       31,889
  Leasehold improvements . . . . . . . . . . . . . . . . . . .        5,351        5,432
                                                                -----------  -----------
        Total. . . . . . . . . . . . . . . . . . . . . . . . .       33,562       37,321

  Less accumulated depreciation. . . . . . . . . . . . . . . .       14,916       16,801
                                                                -----------  -----------
      Net equipment and leasehold improvements . . . . . . . .       18,646       20,520
                                                                -----------  -----------

Net investment in leases . . . . . . . . . . . . . . . . . . .       36,379       26,985
Goodwill and other intangible assets . . . . . . . . . . . . .       53,458       58,634
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .        3,345        2,988
                                                                -----------  -----------
         Total assets. . . . . . . . . . . . . . . . . . . . .  $   361,268  $   347,227
                                                                ===========  ===========

                 See notes to consolidated financial statements.


                                    3 of 16

                        POMEROY COMPUTER RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

(in thousands)                                                 January 5,   October 5,
                                                                  2001         2001
                                                               -----------  -----------
LIABILITIES AND EQUITY
Current Liabilities:
  Current portion of notes payable. . . . . . . . . . . . . .  $    22,783  $    24,479
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .       67,298       79,010
  Bank notes payable. . . . . . . . . . . . . . . . . . . . .       55,464       22,060
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . .        7,124        2,805
  Other current liabilities . . . . . . . . . . . . . . . . .        7,322       11,970
                                                               -----------  -----------
     Total current liabilities. . . . . . . . . . . . . . . .      159,991      140,324
                                                               -----------  -----------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . .       19,572       12,560


Equity:
  Preferred stock, $.01 par value; authorized 2,000 shares
   (no shares issued or outstanding). . . . . . . . . . . . .            -            -
  Common stock, $.01 par value; authorized 20,000 shares
   (12,585 and 12,676 shares issued at January 5, 2001 and
  October 5, 2001, respectively . . . . . . . . . . . . . . .          126          127
  Paid in capital . . . . . . . . . . . . . . . . . . . . . .       78,731       79,417
  Retained earnings . . . . . . . . . . . . . . . . . . . . .      103,170      115,483
                                                               -----------  -----------
                                                                   182,027      195,027

  Less treasury stock, at cost (31 shares at January 5, 2001
    and 64 shares at October 5, 2001) . . . . . . . . . . . .          322          684
                                                               -----------  -----------
  Total equity. . . . . . . . . . . . . . . . . . . . . . . .      181,705      194,343
                                                               -----------  -----------
  Total liabilities and equity. . . . . . . . . . . . . . . .  $   361,268  $   347,227
                                                               ===========  ===========

                 See notes to consolidated financial statements.


                                    4 of 16

                        POMEROY COMPUTER RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)       Three Months Ended
                                        --------------------------
                                         October 5,    October 5,
                                            2000          2001
                                        ------------  ------------
Net sales and revenues:
 Sales-equipment, supplies and leasing  $   208,244   $   167,948
 Service . . . . . . . . . . . . . . .       38,667        35,761
                                        ------------  ------------
    Total net sales and revenues . . .      246,911       203,709
                                        ------------  ------------

Cost of sales and service:
 Sales-equipment, supplies and leasing      189,690       152,393
 Service . . . . . . . . . . . . . . .       23,148        24,755
                                        ------------  ------------
    Total cost of sales and service. .      212,838       177,148
                                        ------------  ------------

         Gross margin. . . . . . . . .       34,073        26,561
                                        ------------  ------------

Operating expenses:
   Selling, general and administrative       15,588        14,455
   Rent expense. . . . . . . . . . . .          891           936
   Depreciation. . . . . . . . . . . .        1,331         1,149
   Amortization. . . . . . . . . . . .        1,143         1,398
   Provision for doubtful accounts . .          192            60
                                        ------------  ------------
         Total operating expenses. . .       19,145        17,998
                                        ------------  ------------

Income from operations . . . . . . . .       14,928         8,563
                                        ------------  ------------

Other expense (income):
   Interest expense. . . . . . . . . .        1,326           197
   Miscellaneous . . . . . . . . . . .           (8)          (66)
                                        ------------  ------------
         Total other expense . . . . .        1,318           131
                                        ------------  ------------

   Income before income tax. . . . . .       13,610         8,432
   Income tax expense. . . . . . . . .        5,423         3,288
                                        ------------  ------------

   Net income. . . . . . . . . . . . .  $     8,187   $     5,144
                                        ============  ============

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . .       12,289        12,634
                                        ============  ============
   Diluted . . . . . . . . . . . . . .       12,543        12,713
                                        ============  ============

Earnings per common share:
   Basic . . . . . . . . . . . . . . .  $      0.67   $      0.41
                                        ============  ============
   Diluted . . . . . . . . . . . . . .  $      0.65   $      0.40
                                        ============  ============

                 See notes to consolidated financial statements.


                                    5 of 16

                        POMEROY COMPUTER RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)       Nine Months Ended
                                        --------------------------
                                         October 5,    October 5,
                                            2000          2001
                                        ------------  ------------
Net sales and revenues:
 Sales-equipment, supplies and leasing  $   577,239   $   500,024
 Service . . . . . . . . . . . . . . .      102,160       104,717
                                        ------------  ------------
    Total net sales and revenues . . .      679,399       604,741
                                        ------------  ------------

Cost of sales and service:
 Sales-equipment, supplies and leasing      529,457       453,038
 Service . . . . . . . . . . . . . . .       59,569        75,251
                                        ------------  ------------
    Total cost of sales and service. .      589,026       528,289
                                        ------------  ------------

         Gross margin. . . . . . . . .       90,373        76,452
                                        ------------  ------------

Operating expenses:
   Selling, general and administrative       41,413        43,477
   Rent expense. . . . . . . . . . . .        2,447         2,744
   Depreciation. . . . . . . . . . . .        3,514         3,436
   Amortization. . . . . . . . . . . .        3,072         4,114
   Provision for doubtful accounts . .          292           120
   Litigation settlement . . . . . . .            -         1,000
                                        ------------  ------------
         Total operating expenses. . .       50,738        54,891
                                        ------------  ------------

Income from operations . . . . . . . .       39,635        21,561
                                        ------------  ------------

Other expense (income):
   Interest expense. . . . . . . . . .        3,157         1,563
   Miscellaneous . . . . . . . . . . .         (117)         (185)
                                        ------------  ------------
         Total other expense . . . . .        3,040         1,378
                                        ------------  ------------

   Income before income tax. . . . . .       36,595        20,183
   Income tax expense. . . . . . . . .       14,517         7,871
                                        ------------  ------------

   Net income. . . . . . . . . . . . .  $    22,078   $    12,312
                                        ============  ============

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . .       12,084        12,600
                                        ============  ============
   Diluted . . . . . . . . . . . . . .       12,304        12,700
                                        ============  ============

Earnings per common share:
   Basic . . . . . . . . . . . . . . .  $      1.83   $      0.98
                                        ============  ============
   Diluted . . . . . . . . . . . . . .  $      1.79   $      0.97
                                        ============  ============


                 See notes to consolidated financial statements.


                                    6 of 16

                        POMEROY COMPUTER RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                         Nine Months Ended
                                                   --------------------------
                                                    October 5,    October 5,
                                                       2000          2001
                                                   ------------  ------------
Cash Flows from Operating Activities:
  Net income. . . . . . . . . . . . . . . . . . .  $    22,078   $    12,312
  Adjustments to reconcile net income to net cash
   flows from operating activities:
   Depreciation . . . . . . . . . . . . . . . . .        4,130         5,255
   Amortization.. . . . . . . . . . . . . . . . .        3,072         4,114
   Deferred income taxes. . . . . . . . . . . . .        1,888          (300)
   Loss on sale of fixed assets . . . . . . . . .            -         1,365
   Stock option extension . . . . . . . . . . . .            -           265
   Changes in working capital accounts, net of
   effect of acquisitions:
       Receivables. . . . . . . . . . . . . . . .       (3,423)       13,022
       Inventories. . . . . . . . . . . . . . . .       (3,087)        7,443
       Prepaids . . . . . . . . . . . . . . . . .         (921)        2,332
       Net investment in leases . . . . . . . . .      (12,985)        1,222
       Accounts payable . . . . . . . . . . . . .      (20,466)        9,471
       Deferred revenue . . . . . . . . . . . . .       (2,589)       (4,320)
       Income tax payable . . . . . . . . . . . .            -         2,519
       Other, net . . . . . . . . . . . . . . . .          485         2,028
                                                   ------------  ------------
 Net operating activities . . . . . . . . . . . .      (11,818)       56,728
                                                   ------------  ------------

Cash Flows from Investing Activities:
    Capital expenditures. . . . . . . . . . . . .       (4,836)       (4,274)
    Acquisition of subsidiary companies, net of
    cash acquired . . . . . . . . . . . . . . . .      (12,230)       (7,676)
                                                   ------------  ------------
  Net investing activities. . . . . . . . . . . .      (17,066)      (11,950)
                                                   ------------  ------------

Cash Flows from Financing Activities:
  Payments under notes payable. . . . . . . . . .          (72)      (20,495)
  Proceeds under notes payable. . . . . . . . . .       18,301        13,374
  Net payments under bank notes payable . . . . .            -       (35,812)
  Proceeds from exercise of stock options . . . .        9,208           413
  Proceeds from employee stock purchase plan. . .          164           274
  Payment for treasury stock purchase . . . . . .            -          (363)
                                                   ------------  ------------
  Net financing activities. . . . . . . . . . . .       27,601       (42,609)
                                                   ------------  ------------

Increase (decrease) in cash . . . . . . . . . . .       (1,283)        2,169
Cash:
   Beginning of period. . . . . . . . . . . . . .        1,737         1,097
                                                   ------------  ------------
   End of period. . . . . . . . . . . . . . . . .  $       454   $     3,266
                                                   ============  ============

                 See notes to consolidated financial statements.


                                    7 of 16

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis  of  Presentation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the nine-month period ended October 5, 2001 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2002.

2.   Cash  and  Bank  Notes  Payable

     During the year, the Company entered into a $240.0 million Credit Facility Agreement with Deutsche Financial Services Corporation. The credit facility has a three year term and its components include a $72.0 million component for inventory financing, a $144.0 million component for working capital, and a cash-flow component in the form of a $24.0 million term loan that is not restricted to a borrowing base. At January 5, 2001 and October 5, 2001, bank notes payable include $9.2 million and $4.5 million, respectively, of overdrafts in accounts with a participant bank to the Company's credit facility. These amounts were subsequently funded through the normal course of business.

3.   Treasury  Stock

     On September 19, 2001, the Company's Board of Directors authorized a program to repurchase up to 100,000 shares of the Company's outstanding stock at market price. During the third quarter 2001, the Company repurchased 33,000 shares of stock at a cost of $0.4 million.

4.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)


                           Three  Months  Ended  October  5,
                         --------------------------------------
                                 2000              2001
                         -------------------  -----------------
                         Per Share                    Per Share
                          Shares     Amount   Shares   Amount
                         ---------  --------  ------  ---------
     Basic EPS              12,289  $  0.67   12,634  $   0.41
     Effect of dilutive
       Stock options           254    (0.02)      79     (0.01)
                         ---------  --------  ------  ---------
     Diluted EPS            12,543  $  0.65   12,713  $   0.40
                         =========  ========  ======  =========



                                    8 of 16

                             Nine  Months  Ended  October  5,
                         ----------------------------------------
                                2000                2001
                         -------------------  -------------------
                                   Per Share            Per Share
                          Shares     Amount    Shares    Amount
                         --------  ---------  --------  ---------
     Basic EPS             12,084  $   1.83     12,600  $   0.98
     Effect of dilutive
       Stock options          220     (0.04)       100     (0.01)
                         --------  ---------  --------  ---------
     Diluted EPS           12,304  $   1.79     12,700  $   0.97
                         ========  =========  ========  =========


5.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                                           Nine Months Ended
                                              October 5,
                                           ------------------
                                             2000      2001
                                           --------  --------
     Interest paid                         $  3,039  $  1,955
                                           ========  ========
     Income taxes paid                     $ 11,984  $  3,537
                                           ========  ========
     Adjustments to purchase price
      of acquisition assets                $      -  $    869
                                           ========  ========

     Business combinations accounted for
     as purchases:
       Assets acquired                     $ 19,658  $ 13,858
       Liabilities assumed                    5,278     4,854
       Notes payable                          2,150     1,328
                                           --------  --------
       Net cash paid                       $ 12,230  $  7,676
                                           ========  ========


6.   Litigation

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

7.   Segment  Information

     Summarized financial information concerning the Company's reportable segments is shown in the following table. For the nine months ended October 5, 2000, the depreciation and amortization reported under the leasing segment has been adjusted to properly reflect depreciation and amortization reported for the nine months ended October 5, 2000. (in thousands)


                                    9 of 16

                                   Three  Months  Ended  October  5,  2000
                               --------------------------------------------------
                               Products   Services      Leasing     Consolidated
                               ---------  ---------  -------------  -------------
Revenues                       $ 206,015  $  38,667  $       2,229  $     246,911
Income from operations             6,834      7,496            598         14,928
Total assets                     219,535     66,116         83,922        369,573
Capital expenditures               1,910        632            479          3,021
Depreciation and amortization      1,872        496            309          2,677

                                   Three  Months  Ended  October  5,  2001
                               --------------------------------------------------
                               Products   Services      Leasing     Consolidated
                               ---------  ---------  -------------  -------------
Revenues                       $ 165,436  $  35,761  $       2,512  $     203,709
Income from operations             3,755      4,117            691          8,563
Total assets                     213,992     65,580         67,655        347,227
Capital expenditures               1,422        292              -          1,714
Depreciation and amortization      2,257        561            258          3,076

                                    Nine  Months  Ended  October  5,  2000
                               --------------------------------------------------
                               Products   Services      Leasing     Consolidated
                               ---------  ---------  -------------  -------------
Revenues                       $ 569,759  $ 102,160  $       7,480  $     679,399
Income from operations            15,312     22,029          2,294         39,635
Total assets                     219,535     66,116         83,922        369,573
Capital expenditures               3,526        831            479          4,836
Depreciation and amortization      5,068      1,247            887          7,202

                                    Nine  Months  Ended  October  5,  2001
                               --------------------------------------------------
                               Products   Services      Leasing     Consolidated
                               ---------  ---------  -------------  -------------
Revenues                       $ 492,568  $ 104,717  $       7,456  $     604,741
Income from operations            12,200      7,818          1,543         21,561
Total assets                     213,992     65,580         67,655        347,227
Capital expenditures               3,630        413            231          4,274
Depreciation and amortization      6,843      1,650            876          9,369


8.   Recent  Accounting  Pronouncements

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


                                    10 of 16

     - Effective January 6, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
     - All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     In accordance with SFAS 141, the Company has not amortized goodwill or intangible assets with indefinite lives acquired after June 30, 2001. The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until January 5, 2002, at which time goodwill amortization expense will no longer be recognized. At this time, the Company has not estimated the financial impact that adoption of the standard is expected to have on the financial statements. By April 5, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 6, 2002. By January 5, 2003, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended April 5, 2002 as a cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes SFAS 121 and Accounting Principles Board (APB) Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and
     Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The Statement is effective for fiscal years beginning after December 15, 2001. This Statement retains the requirements of SFAS 121 related to long-lived asset impairment loss recognition and measurement, but removes goodwill and certain intangibles from its scope. The Statement also requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Although it is still reviewing the provisions of this Statement, management's preliminary assessment is that this Statement will not have a material impact on the Company's financial position or results of operations.


                                    11 of 16

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

                        POMEROY COMPUTER RESOURCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues decreased $43.2 million, or 17.5%, to $203.7 million in the third quarter of fiscal 2001 from $246.9 million in the third quarter of fiscal 2000. This was a result primarily of the continued industry-wide slowdown in technology spending. Excluding acquisitions completed in fiscal years 2000 and 2001, total net sales and revenues decreased 18.3%. Products and leasing sales decreased $40.3 million, or 19.4% to $167.9 million in the third quarter of fiscal 2001 from $208.2 million in the third quarter of fiscal 2000. Excluding acquisitions completed in fiscal years 2000 and 2001, products and leasing sales decreased 20.1%. Service revenues decreased $2.9 million, or 7.5%, to $35.8 million in the third quarter of fiscal 2001 from $38.7 million in the third quarter of fiscal year 2000. This decrease in service revenues was primarily a result of the decrease in technology spending. Excluding acquisitions completed in fiscal years 2000 and 2001, service revenues decreased 8.6%.

Total net sales and revenues decreased $74.7 million, or 11.0%, to $604.7 million in the first nine months of fiscal 2001 from $679.4 million in the first nine months of fiscal 2000. This decrease was attributable primarily to the continued industry-wide slowdown in technology spending and the weakened economy. Excluding acquisitions completed in fiscal years 2000 and 2001, total net sales and revenues decreased 12.3%. Products and leasing sales decreased $77.2 million, or 13.4%, to $500.0 million in the first nine months of fiscal 2001 from $577.2 million in the first nine months of fiscal 2000. Excluding acquisitions completed in fiscal years 2000 and 2001, products and leasing sales decreased 14.6%. Service revenues increased $2.5 million, or 2.4%, to $104.7 million in the first nine months of fiscal 2001 from $102.2 million in the first nine months of fiscal year 2000. This net increase is primarily the result of sales to existing and new customers. Excluding acquisitions completed in fiscal years 2000 and 2001, service revenues increased 0.9%.

GROSS MARGINS. Gross margin decreased to 13.1% in the third quarter of fiscal 2001 as compared to 13.8% in the third quarter of fiscal 2000. This decrease in gross margin resulted primarily from a decrease in service gross margins. Service gross margin decreased to 41.4% of total gross margin in the third quarter of fiscal 2001 from 45.6% in the third quarter of fiscal 2000. This decrease in gross margin is the result of lower margin service offerings. Factors that may have an impact on gross margin in the future include the decline of personnel utilization rates, the mix of products sold and services provided, a further decline of unit prices, the percentage of equipment or service sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.


                                    12 of 16

Gross margin decreased to 12.7% in the first nine months of fiscal 2001 as compared to 13.3% in the first nine months of fiscal 2000. Service gross margin decreased to 38.4% of total gross margin in the first nine months of fiscal 2001 from 47.1% in the first nine months of fiscal 2000. This decrease in gross margin is the result of lower margin service offerings and under-utilization of service personnel as a result of lower than expected service billable hours from our technical and systems engineer personnel. As a result of the decline in personnel utilization, the Company reduced its technical and systems engineer's staff and continues to monitor their utilization. Factors that may have an impact on gross margin in the future include the further decline in personnel utilization rates, the mix of products sold and services provided, a further decline of unit prices, the percentage of equipment or service sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 7.6% in the third quarter of fiscal 2001 from 6.7% in the third quarter of fiscal 2000. The increase is primarily the result of lower than expected total net sales and revenues. Total operating expenses expressed as a percentage of total net sales and revenues increased to 8.8% in the third quarter of fiscal 2001 from 7.8% in the third quarter of fiscal 2000. This increase is primarily the result of lower than expected total net sales and revenues and the increase in amortization expense due to acquisitions completed in fiscal 2001 and prior years.

Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 7.6% in the first nine months of fiscal 2001 from 6.5% in the first nine months of fiscal 2000. The increase is primarily the result of lower than expected total net sales and revenues and an increase in payroll and related payroll costs. During the first nine months of fiscal 2001, the Company reduced its selling and administrative staff in order to reduce its operating expenses. Total operating expenses expressed as a percentage of total net sales and revenues increased to 9.1% in the first nine months of fiscal 2001 from 7.5% in the first nine months of fiscal 2000 due to an increase in payroll and related payroll costs during the first half of the year, the increase in amortization expense due to acquisitions completed in fiscal 2001 and prior years, and lower than expected total net sales and revenues and the litigation settlement expenses as described below.

LITIGATION SETTLEMENT. On April 13, 2001, the Company agreed to a settlement of the litigation with FTA Enterprises, Inc. and expensed it in the first quarter of fiscal 2001. The settlement of $1.0 million was paid in cash in the second quarter of fiscal 2001.

INCOME FROM OPERATIONS. Income from operations decreased $6.3 million, or 42.3%, to $8.6 million in the third quarter of fiscal 2001 from $14.9 million in the third quarter of fiscal 2000. The Company's operating margin decreased to 4.2% in the third quarter of fiscal 2001 as compared to 6.1% in the third quarter of fiscal 2000. This decrease is due to the decrease in the Company's gross margin and an increase in operating expenses as a percentage of total net sales and revenues.

Income from operations decreased $18.0 million, or 45.5%, to $21.6 million in the first nine months of fiscal 2001 from $39.6 million in the first nine months of fiscal 2000. The Company's operating margin decreased to 3.6% in the first nine months of fiscal 2001 as compared to 5.8% in the first nine months of fiscal 2000. This decrease is due to the decrease in gross margin and an increase in operating expenses as a percentage of total net sales and revenues.

INTEREST EXPENSE. Interest expense decreased $1.1 million, or 84.6%, to $0.2 million in the third quarter of fiscal 2001 from $1.3 million in the third quarter of fiscal 2000. This decrease was due to reduced borrowings as a result of improved cash flow management and a reduced interest rate charged by the Company's lender.

Interest expense decreased $1.6 million, or 50.0%, to $1.6 million in the first nine months of fiscal 2001 from $3.2 million in the first nine months of fiscal 2000. This decrease was due to reduced borrowings as a result of improved cash flow management and a reduced interest rate charged by the Company's lender.

INCOME TAXES. The Company's effective tax rate was 39.0% in the third quarter of fiscal 2001 compared to 39.8% in the third quarter of fiscal 2000. The decrease in the Company's effective tax rate results from lower overall state income tax liability.

The Company's effective tax rate was 39.1% in the first nine months of fiscal 2001 compared to 39.7% in the first nine months of fiscal 2000. The decrease in the Company's effective tax rate results from lower overall state income tax liability.


                                    13 of 16

NET INCOME. Net income decreased $3.1 million, or 37.8%, to $5.1million in the third quarter of fiscal 2001 from $8.2 million in the third quarter of fiscal 2000 due to the factors described above.

Net income decreased $9.8 million, or 44.3%, to $12.3 million in the first nine months of fiscal 2001 from $22.1 million in the first nine months of fiscal 2000 due to the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $56.7 million in the first nine months of fiscal 2001. Cash used in investing activities was $12.0 million, which included $4.3 million for capital expenditures and $7.7 million for acquisitions completed in fiscal 2001 and prior years. Cash used in financing activities was $42.6 million which included $7.1 million of net payments on notes payable, $35.8 million of net payments on bank notes payable, $0.4 million for the purchase of treasury stock, and offset by $0.7 million from the exercise of stock options and employee stock purchase plan.

A significant part of the Company's inventory is financed by floor plan arrangements with third parties. At October 5, 2001, these lines of credit totaled $84.0 million, including $72.0 million with Deutsche Financial Services ("DFS") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the DFS floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company's financing of receivables is provided through a portion of its credit facility with DFS. The $240.0 million credit facility has a three year term and includes $72.0 million for inventory financing, $144.0 million for working capital, and a cash-flow component in the form of a $24.0 million term loan, which is not restricted to a borrowing base. Under the agreement, the credit facility provides a credit line of $144.0 million for accounts receivable financing. The accounts receivable and term loan portion of the credit facility carry a variable interest rate based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. At October 5, 2001, the amount outstanding was $22.1 million, including $4.5 million of overdrafts on the Company's books in accounts at a participant bank on the credit facility, which was at an interest rate of 4.4%. The overdrafts were subsequently funded through the normal course of business. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants.

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


                                    14 of 16

                        POMEROY COMPUTER RESOURCES, INC.

                           PART II - OTHER INFORMATION

Items 1 to 4    None

Item  5

On September 21, 2001, the Company acquired Charlotte based firms Ballantyne Consulting Group and System 5 Technologies, Inc. The firms have been combined to create an expanded IT services arm that provides end-to-end infrastructure design and implementation and project management solutions for eBusiness enablement, systems integration, package applications, CRM, ERP and data warehousing. The acquisitions were not significant with respect to the Company's consolidated financial statements. The results of operations from the acquisitions will be included in the consolidated statement of income from date of acquisition.

Item  6  Exhibits  and  Reports  on  Form  8-K

(a)  Reports on Form 8-K      None

(b)  Exhibits

10(I)            Material Agreements
10(I)   (mm)(5)  First Consent to Credit Facilities      E1 - E5
                 Agreement
        (mm)(6)  First Amendment to Credit Facilities    E6 - E11
                 Agreement

        (mm)(7)  Asset  Purchase  Agreement  by,         E12 - E65
                 between  and  among Pomeroy Select
                 Integration  Solutions,  Inc.  and
                 Ballantyne Consulting Group, Inc.,
                 Mark  DeMeo,  Joe  Schmidt,  Scott
                 Schneider  and  Dale Tweedy, dated
                 September 21, 2001

        (mm)(8)  Asset  Purchase  Agreement  by,         E66 - E111
                 between and among Pomeroy Computer
                 Resources,  Inc.,  Pomeroy  Select
                 Integration Solutions, Inc, System
                 5 Technologies, Inc., Dale Tweedy,
                 Jill  Tweedy  and  Phil  Tetreault

11               Computation of Earnings per Share


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

                                            POMEROY  COMPUTER  RESOURCES,  INC.
                                            -----------------------------------
                                                        (Registrant)



Date:  November  13,  2001                  By:  /s/  Michael  E.  Rohrkemper
                                            -----------------------------------
                                            Michael  E.  Rohrkemper
                                            Chief  Financial  Officer  and
                                            Chief  Accounting  Officer


                                    16 of 16