Form 10-K
period 2002-01-05
POMEROY COMPUTER RESOURCES INC
filed 2002-04-05
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X)     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  fiscal  year  ended  January 5, 2002

                                       OR

( )     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
        OF THE SECURITIES  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For  the  transition  period  from  ______________  to  ______________

                         Commission file number 0-20022

                        POMEROY COMPUTER RESOURCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                    31-1227808
--------                                    ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock of the Registrant held by non-affiliates was $158,369,761 as of March 25, 2002.

The number of shares outstanding of the Registrant's common stock as of March 25, 2002 was 12,780,635.

                       DOCUMENTS INCORPORATED BY REFERENCE


                              Part of Form 10-K Into Which Portions of Documents
Document                                              Are Incorporated
--------                                              ----------------

Definitive Proxy Statement for the 2002               Part  III
Annual Meeting of Stockholders to be
Filed with the Securities and Exchange
Commission prior to May 05, 2002.

                              POMEROY  COMPUTER  RESOURCES,  INC.

                                           FORM  10-K

                                  YEAR  ENDED  JANUARY  5,  2002

                                       TABLE  OF  CONTENTS


PART I                                                                                 Page
                                                                                    -----------
Item 1.                       Business                                              1
Item 2.                       Properties                                            9
Item 3.                       Legal Proceedings                                     9
Item 4.                       Submission of Matters to a Vote of Security Holders   9


PART II
Item 5.                       Market for the Registrant's Common Stock and
                              Related Stockholder Matters                           10
Item 6.                       Selected Financial Data                               11
Item 7.                       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                   13
Item 8.                       Financial Statements and Supplementary Data           16
Item 9.                       Disagreements on Accounting and Financial
                              Disclosures                                           16

PART III
Item 10.                      Directors and Executive Officers of the Registrant    17
Item 11.                      Executive Compensation                                17
Item 12.                      Security Ownership of Certain Beneficial Owners
                              and Management                                        17
Item 13.                      Certain Relationships and Transactions                17

PART IV
Item 14.                      Exhibits, Financial Statement Schedules and Reports
                              on Form 8-K                                           17

SIGNATURES                    Chief Executive Officer, President, Chief Financial   23
                              Officer and Chief Accounting Officer

                              Directors                                             23

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

During 2001, the Company's business was comprised of (1) the sale of a broad range of desktop computer equipment including hardware, software, and related products, (2) the provision of information technology (IT) services which support such computer products, and (3) the provision of in-house leasing solutions for the Company's products and services customers. See Note 19 of Notes to Consolidated Financial Statements for information regarding the sale of substantially all of the assets of TIFS, the Company's leasing subsidiary. Prior to January 6, 1999, the Company (including its wholly-owned subsidiaries Global Combined Technologies, Inc., Pomeroy Computer Resources of South Carolina, Inc. ("PCR-SC") and Technology Integration Financial Services, Inc. ("TIFS") operated the IT products and services business as a single integrated business. In December, 1998, the Company formed a new subsidiary, Pomeroy Select Integration Solutions, Inc. ("Pomeroy Select"), for the purpose of operating independently the IT services business previously operated by the Company other than procurement and configuration services which are directly related to the sale of products. On January 6, 1999, the Company transferred the assets, liabilities, business, operations and personnel comprising its IT services business (excluding procurement and configuration services) in exchange for 10 million shares of Class B common stock of Pomeroy Select. The separation of the IT services business is a part of the Company's ongoing strategy to expand its services revenue. In October 1999, the legal structure of the Company was changed for the purpose of increasing efficiencies. The Company formed the following wholly owned subsidiaries: Pomeroy Computer Resources Holding Company, Inc. ("PCR Holding") and Pomeroy Computer Resources Sales Company, Inc. ("PCR Sales"). In addition, the Company formed Pomeroy Select Advisory Services, Inc. ("PSAS"), a wholly-owned subsidiary of Pomeroy Select, Acme Data Services, LLC ("Acme Data"), a wholly-owned subsidiary of PCR Sales, T.I.F.S. Advisory Services, Inc. ("TIFS Advisory"), a wholly-owned subsidiary of TIFS, and Pomeroy Computer Resources LLP ("PCR Ops"), a partnership between the Company and PCR Holding. PCR-SC and Global Combined Technologies, Inc. were merged into PCR Sales. In fiscal 2000, the Company and its wholly owned subsidiary Pomeroy Select acquired all the outstanding stock of TheLinc Corporation ("TheLinc"), a network design, consulting and systems engineering provider located in Birmingham, Alabama and Val Tech Computer Systems, Inc. ("Val Tech"), a leasing company also located in Birmingham, Alabama. In fiscal 2001, Acme Data Services, LLC, a Delaware limited liability company was merged into PCR Sales. In fiscal 2001, TheLinc Corporation ("TheLinc"), Nevada corporation, was merged into TheLinc Corporation, a Delaware corporation, which resulted in the dissolution of the Nevada corporation. Thereafter, the Delaware corporation was merged into TheLinc LLC, a Delaware limited liability company, and effectively dissolved. Pomeroy Computer Resources Sales Company is the sole member of TheLinc LLC. Incident to the above referenced mergers, the services assets of TheLinc were distributed to Pomeroy Select while the operating assets of TheLinc remain with TheLinc LLC.

Prior to the sale of TIFS, the Company operated in three industry segments: products, services and leasing. See Note 18 of Notes to Consolidated Financial Statements for a presentation of segment financial information. The products segment is primarily engaged in the sale and distribution of computers, hardware, software and related products. The Company offers products from an array of manufacturers including Cisco, Computer Associates, Sun, Oracle, EMC, Compaq, Hewlett-Packard, IBM, Microsoft, Nortel Networks, Novell, Palm Computing, Veritas, Symantec, Lexmark and Panasonic.

As a service solution provider, the Company offers three categories of service: enterprise consulting services, complete infrastructure solutions and lifecycle service offerings that are required to develop, deploy and support IT strategies. Enterprise consulting services includes E-business application development with infrastructure platform consulting, design and implementation. It includes platforms such as Oracle, Sieble, Citrix, Crossworlds and IBM's Websphere. Complete infrastructure solutions portfolio includes internet infrastructure solutions, enterprise management services, network infrastructure services and network integration solutions. Internet infrastructure solutions include services to assist customers in implementing network and server infrastructure components. Enterprise management services monitor the network buildup and broadband implementation services. Network infrastructure services include LAN/WAN/SAN/NAS implementation services. These services assist the customer in installing and implementing an internal network infrastructure that includes cabling, network equipment consulting, implementation and support;
internet protocol telephony services for maximizing voice/data circuits, wireless LAN design and implementation and storage services that provide consulting, design, installation and support on storage area networks and network attached storage implementations. Network integration solutions provide services to assist customers in implementing thin client/server based computing, groupware design/implementation and system/application enablement. Lifecycle service offerings consist of desktop management services that involves assisting customers in project roll-outs, installation of personal computer systems, peripherals and accessories; warranty and non-warranty repair and maintenance, redeployment and end-of-life services. The Company has achieved Gold Authorization from Cisco. The Company has also been awarded 2 specialization's from Cisco; Voice Access and IP Telephony, which gives customers access/support to specialized knowledge and expertise for consulting, design and implementation converged voice and data telephony circuits and wireless LAN implementations.

The leasing segment primarily provides in-house leasing services to the Company's products and services customers. The Company leases many types of equipment with the predominant focus on notebook and desktop personal computers, communication products and high-powered servers. The Company provides products and services primarily to large and medium sized corporate, health care, governmental, financial and educational customers. On February 28, 2002, the Company announced the signing of a definitive purchase agreement to sell substantially all of the net assets of its wholly owned subsidiary-TIFS to ILC, the leasing division of The Provident Bank of Cincinnati, Ohio. ILC is paying book value for net assets and liabilities approximating $3 million to $4 million. ILC is also immediately liquidating acquired debt, related to leased assets, owed by TIFS to the Company in the approximate amount of $20.4 million. The closing is expected to occur by April 16, 2002. As part of the transaction, the Company has agreed to an exclusive seven-year vendor agreement, whereby the Company will be commissioned on lease transactions referred to and accepted by ILC.

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

The Company is an authorized dealer or reseller for the products of over 32 major vendors, which were included in the Pomeroy Preferred Partner Program. The Company believes that its access to such vendors enables it to offer a wide range of products to meet the diverse requirements of its customers. However, the increasing demand for microcomputers has resulted in significant product supply shortages from time to time because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. As in the past, the Company expects to experience some difficulty in obtaining an adequate supply of products from its major vendors. Historically, this has resulted, and may continue to result, in delays in completing sales. These delays have not had, and are not anticipated to have, a material adverse effect on the Company's results of operations. However, the failure to obtain adequate product supply could have a material adverse effect on the Company's operations and financial results.

The Company's sales are generated primarily by its 242 person direct sales and sales support personnel located in 30 regional offices in 15 states throughout the Southeast and Midwest United States. The Company's business strategy is to provide its customers with a comprehensive portfolio of personal computers, enterprise consulting services, complete infrastructure solutions and lifecycle service offerings. In addition, the Company offers standard leasing services and custom tailored leasing solutions for our customers. Leases generally range from twelve to forty-eight months. Coupled with the products and services segments, the Company has the ability to provide turnkey information technology solutions with all components and necessary services all included in a periodic payment. The Company believes that its ability to combine competitive pricing of computer hardware, software and related products with sophisticated higher margin services allows it to compete effectively against a variety of alternative microcomputer distribution channels, including independent dealers, superstores, mail order and direct sales by manufacturers. With many businesses seeking assistance to optimize their information technology investments and control ongoing costs throughout the life cycle of technology systems, the Company is using its resources to assist customers in their decision-making, project implementation and equipment and information management.

Most microcomputer products are sold pursuant to purchase orders. For larger procurements, the Company may enter into written contracts with customers. These contracts typically establish prices for certain equipment and services and require short delivery dates for equipment and services ordered by the customer. These contracts do not require the customer to purchase microcomputer products or services exclusively from the Company and may be terminated without cause upon 30 to 90 days notice. Most contracts are for a term of 12 to 24 months and, in order to be renewed, may require submission of a new bid in response to the customer's request for proposal. As of January 5, 2002, the Company has been awarded contracts it estimates will result in an aggregate of approximately $144.2 million of net sales and revenues after January 5, 2002, $96.0 million in net sales and revenues were generated in 2001 from these contracts. Of the aggregate total, the Company estimates that approximately $100.7 million of net sales and revenues will be generated in fiscal 2002. By comparison, as of January 5, 2001, the Company had been awarded contracts that it estimated would result in an aggregate of approximately $185.1 million of net sales and revenues after January 5, 2001. Of this amount, the Company estimated that $121.3 million of net sales and revenues would be generated during fiscal 2001. The estimates of management could be materially less than stated as a result of factors which would cause one or more of these customers to order less product or services than is anticipated. Such factors include the customer finding another supplier for the desired products at a lower price or on better terms, a change in internal business needs of the customer causing the customer to require less or different products and services, or the occurrence of a significant change in technology or other industry conditions which alters the customer's needs or timing of purchases.

The Company has also established relationships with industry leaders relating to its services segment including the authorization to perform warranty and non-warranty repair work for several vendors. In some cases, the authorization of Pomeroy Select to continue performing warranty work for a particular manufacturer's products is dependent upon the performance of the Company under a dealer agreement with that manufacturer. The Company's technical personnel currently have an aggregate of more than 300 Microsoft certifications, more than 300 Novell certifications, 30 Bay/Nortel Networks Specialist certifications, 19 IBM Professional Service Expert certifications, 48 Compaq Accredited Systems Engineer certifications, 20 Hewlett-Packard Network Technical Professional certifications, 15 Citrix Certified Administrator certifications, 1 Citrix Certified Enterprise Administrator certification, 81 Cisco Certified Network Associates certifications, 31 Cisco Certified Network Professional certifications, 7 Cisco Certified Internetwork Expert certifications, 12 Cisco Certified Design Associates certifications, 9 Cisco Certified Design Professionals certifications, 7 Computer Associates Certified Unicenter Engineer certifications and one of each of the following advanced certifications: Protean Router, Network General Sniffer, Fore Systems and Oracle Advanced SQL.

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

The Company has initiated a program known as the Pomeroy Preferred Partner Program to better serve its customers. Through the program, the Company has the ability to focus on the group of manufacturers, which it has deemed "best in class" through its research, customer feedback, and its experience in the industry. By focusing on these "preferred" manufacturers, the Company is building mutual business commitments that it believes will benefit the Company's customers. Such benefits include access to favorable pricing and key decision-makers, better terms and conditions and enhanced sales and technical training.

The Company has entered into dealer agreements with substantially all of its major vendors/manufacturers. These agreements are typically subject to periodic renewal and to termination on short notice. Substantially all of the Company's dealer agreements may be terminated by the vendor without cause upon 30 to 90 days advance notice, or immediately upon the occurrence of certain events. A vendor could also terminate an authorized dealer agreement for reasons unrelated to the Company's performance. Although the Company has never lost a major vendor/manufacturer, the loss of such a vendor/product line or the deterioration of the Company's relationship with such a vendor/manufacturer would have a material adverse effect on the Company.

For fiscal years 1999, 2000 and 2001, sales of computer hardware, software, and related products were approximately $648.9 million, $775.3 million, and $658.9 million respectively, and accounted for approximately 85.8%, 83.8%, and 81.4% respectively, of the consolidated net sales and revenues of the Company in such years. The Company's revenues from its service and support activities have grown, as a percentage of its consolidated net sales and revenues, over the last several years. For fiscal years 1999, 2000 and 2001, revenues from service and support activities were approximately $103.8 million, $139.4 million, and $140.4 million respectively, and accounted for approximately 13.7%, 15.1%, and 17.4%, respectively, of the consolidated net sales and revenues of the Company in such years. The Company's revenue from its leasing services has grown, as a percentage of its consolidated net sales and revenues, since its inception in 1997. For fiscal years 1999, 2000 and 2001, leasing revenues were approximately, $4.0 million, $10.4 million, and $9.9 million respectively, and accounted for approximately 0.5%, 1.1%, and 1.2%, respectively, of the consolidated net sales and revenues of the Company.

COMPETITION

The microcomputer products, services and leasing market is highly competitive. Distribution has evolved from manufacturers selling directly to customers, to manufacturers selling to aggregators (wholesalers), resellers and value-added resellers. Competition, in particular the pressure on pricing, has resulted in industry consolidation. In the future, the Company may face fewer but larger competitors as a consequence of such consolidation. These competitors may have access to greater financial resources than the Company. In response to continuing competitive pressures, including specific price pressure from the direct telemarketing, internet and mail order distribution channels, the microcomputer distribution channel is currently undergoing segmentation into value-added resellers who emphasize advanced systems together with service and support for business networks, as compared to computer "superstores," who offer retail purchasers a relatively low cost, low service alternative and direct-mail suppliers which offer low cost and limited service. Certain direct response and internet based fulfillment organizations have expanded their marketing efforts to target segments of the Company's customer base, which could have a material adverse impact on the Company's operations and financial results. While price is an important competitive factor in the Company's business, the Company believes that its sales are principally dependent upon its ability to provide comprehensive customer support services. The Company's principal competitive strengths include: (i) quality assurance; (ii) service and technical expertise, reputation and experience; (iii) competitive pricing of products through alternative distribution sources; (iv) prompt delivery of products to customers;
(v) various financing alternatives; and (vi) its ability to provide prompt responsiveness to customers services needs and to build performance guarantees into services contracts.

The Company competes for product sales directly with local and national distributors and resellers. In addition, the Company competes with microcomputer manufacturers that sell product through their own direct sales forces and to distributors. Although the Company believes its prices and delivery terms are competitive, certain competitors offer more aggressive hardware pricing to their customers.

The Company's services solutions segment competes, directly and indirectly, with a variety of national and regional service providers, including services organizations of established computer product manufacturers, value-added resellers, systems integrators, internal corporate management information systems and, to a lesser extent, consulting firms. The Company believes that the principal competitive factors for information technology services include technical expertise, the availability of skilled technical personnel, breadth of service offerings, reputation, financial stability and price. To be competitive, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continuing to enhance its service offerings and expand sales channels. Any pricing pressures, reduced margins or loss of market share resulting from the Company's failure to compete effectively could have a material adverse effect on the Company's operations and financial results.

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

The Company's leasing segment competes directly and indirectly with various lenders. Manufacturing competitors generally have their own leasing companies, which include private label services provided by other organizations. In addition, a number of independent finance companies have sales forces to originate leases, as well as alignment with manufacturers and resellers to provide private label leasing solutions. The leasing segment also competes with bank leasing companies. The Company believes its leasing segment competes successfully by providing flexible financing alternatives and offering turnkey solutions. See Note 19 of Notes to Consolidated Financial Statements for
information  regarding  the  sale  of  substantially  all of the assets of TIFS.

CERTAIN  BUSINESS  FACTORS

The following business factors, among others, are likely to affect the Company's operations and financial results and should be considered in evaluating the Company's outlook.

Rapid  Growth  and  Future  Acquisitions

Prior to fiscal 2001, the Company has grown rapidly both internally and through acquisitions. During fiscal 2001, the Company experienced a decline in the growth in both the products and leasing segments due to the downturn in the economy and the events of September 11, 2001. However, the Company experienced a slight increase in growth during fiscal 2001 in the service segment. The
Company's business strategy is to continue to grow both internally and through acquisitions. There can be no assurance that, in the future, the Company will be successful in repeating the rapid growth experienced in prior years. The Company expects future growth will result from acquisitions in addition to organic growth. In fiscal 2001, the Company completed three acquisitions and continues to evaluate expansion and acquisition opportunities that would complement its ongoing operations. As part of the Company's growth strategy, it plans to continue to make investments in complementary companies, assets and technologies, although there can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will be profitable at the time of their acquisition or will achieve levels of profitability that justify the investment therein. Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on the Company's reported operating results, disrupting ongoing business and distracting management and employees, incurring debt to finance acquisitions or issuing equity securities which could be dilutive to existing stockholders, dependence on retaining, hiring and training key personnel, incurring unanticipated problems or legal liabilities and amortization of acquired intangible assets. Some or all of these special risks could have a material adverse effect on the Company's operations and financial results.

Vendor  Receivables

Any change in the level of vendor rebates or manufacturer market development funds offered by manufacturers that results in the reduction or elimination of rebates or manufacturer market development funds currently received by the Company could have a material adverse effect on the Company's operations and financial results. In particular, a reduction or elimination of rebates related to government and educational customers could adversely affect the Company's ability to serve those customers profitably. In addition, there are specific risks, discussed below, related to the individual components of vendor receivables which include vendor rebates, manufacturer market development funds and warranty receivables.

Vendor  Rebates
---------------
The most significant component of vendor receivables is vendor rebates. Vendor rebate programs are developed by original equipment manufacturers ("OEM") allowing them to modify product pricing on a case by case basis (generally determined by individual customers) to maintain their competitive edge on specific transactions. The Company contacts the OEM to request a rebate, for a specific transaction, and if approved, the OEM provides the Company with a document authorizing a rebate to be paid to the Company at a later date when a claim is filed. If the business is won, the Company records the sale and the cost of the sale is reduced by the amount of the anticipated rebate, which is recorded as a vendor receivable. Rebate programs involve a complex set of rules varying by manufacturer. As a result of the rules and complexity of applying the rules to each item sold, claims are often rejected and require multiple submissions before credit is given resulting in longer aging of vendor receivables than other types of receivables. Primary reasons for claims being disallowed and corresponding re-files include serial number issues (missing, incomplete, transposed, data base match-up discrepancies, etc.), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (bid letters, customer information, etc.) The Company has made substantial process and system enhancements geared towards minimizing refiling rebate claims, but there is no assurance that the company will be able to successfully claim all of the vendor rebates that were passed to along to the customers in a form of a reduction in sales price.

Manufacturer  Market  Development  Funds
----------------------------------------
Several manufacturers offer market development funds, cooperative advertising and other promotional programs to distribution channel partners. The Company utilizes these programs to fund some of its advertising and promotional programs. The funds received from manufacturers are offset directly against the expense, thereby reducing selling, general and administrative expenses and increasing net income. While such programs have been available to the Company in the past, there is no assurance that these programs will be continued.

Warranty  Receivable
--------------------
The Company performs warranty service work on behalf of the OEM on customer product. Any labor cost or replacement parts needed to repair the product is reimbursable to the Company by the OEM. It is the Company's responsibility to file and collect these claims.

Vendor  Receivables  Reserve
----------------------------
During fiscal year 2001, the Company recorded a $15 million reserve, specifically related to the collectibility of vendor receivables resulting in a $9.1 million reduction in net income. The determination of an appropriate reserve was based on the deterioration in the aging of the vendor receivables, the expected resolution of the disallowed claims (see primary reasons for vendor rebate claims being disallowed) and the general posture of the OEM's regarding resolution.


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

Dependence  on  Technical  Employees

The future success of the Company's services business depends in large part upon the Company's ability to attract and retain highly skilled technical employees in competitive labor markets. There can be no assurance that the Company will be able to attract and retain sufficient numbers of skilled technical employees. The loss of a significant number of the Company's existing technical personnel or difficulty in hiring or retaining technical personnel in the future could have a material adverse effect on the Company's operations and financial results.

Inventory  Management

Rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence characterize the information technology industry. While most of the inventory stocked by the Company is for specific customer orders, inventory devaluation or obsolescence could have a material adverse effect on the Company's operations and financial results.
Current industry practice among manufacturers is to provide price protection intended to reduce the risk of inventory devaluation, although such policies are subject to change at any time and there can be no assurance that such price protection will be available to the Company in the future. In prior fiscal years, many manufacturers reduced the number of days for which they provided price protection. During fiscal 2001, most of the reductions have stabilized, however, current terms and conditions remain subject to change. In addition to the price protection mentioned above, subject to certain limitations, the Company currently has the option of returning inventory to certain manufacturers and distributors. The amount of inventory that can be returned to manufacturers without a restocking fee varies under the Company's agreements and such return policies may provide only limited protection against excess inventory. There can be no assurance that new product developments will not have a material adverse effect on the value of the Company's inventory or that the Company will successfully manage its existing and future inventory. In addition, the Company stocks parts inventory for its services business. Parts inventory is more likely to experience a decrease in valuation as a result of technological change and obsolescence. Price protection practices are not ordinarily offered by manufacturers with respect to service parts.

Dependence  on  Vendor  Relationships

The Company may not be able to maintain, or attract new, relationships with the computer hardware and software vendors that they believe are necessary for their business. The Company's future success depends, in part, on the relationships with leading hardware and software vendors and on their status as an authorized service provider. The Company is currently authorized to service the products of many industry-leading hardware, software and internetworking product vendors. Without these relationships, the Company would be unable to provide current range of services, principally warranty services. Since the Company utilizes vendor relationships as a marketing tool, any negative change in these relationships could adversely affect the financial condition and results of operations while they seek to establish alternative relationships. In general, the authorization agreements with vendors include termination provisions, some of which are immediate. The Company cannot assure that vendors will continue to authorize them as an approved service provider. In addition, the Company cannot assure that companies which introduce new products will authorize them as an approved service provider for such new products.

Government  Contracts

A portion of the Company's revenue is derived from contracts with state and local governments and government agencies. In the event of a dispute, the Company would have limited recourse against the government or government agency. Furthermore, future statutes and/or regulations may reduce the profitability of such contracts. In addition, certain government contracts have no contractual limitation of liability for damages resulting from the provision of services.

Dependence  on  Major  Customers

During fiscal 2001, approximately 24.1% of the Company's total net sales and revenues were derived from its top 10 customers. No customer accounted for more than 10% of the Company's total net sales and revenues. During fiscal 2001, Square D accounted for approximately 10.2% of the total net sales and revenues for the leasing segment.

Dependence  on  Key  Personnel

The success of the Company is dependent on the services of David B. Pomeroy, II, the CEO and Chairman of the Board, Stephen E. Pomeroy, President and Chief Operating Officer of the Company and Chief Executive Officer of Pomeroy Select, and other key personnel. The loss of the services of David B. Pomeroy, Stephen
E. Pomeroy, or other key personnel could have a material adverse effect on the Company's business. The Company maintains $1.0 million in key man life insurance insuring the life of David B. Pomeroy. In addition, the company maintains $700 thousand in key man life insurance insuring the life of Stephen
E. Pomeroy. The Company has entered into employment agreements with certain of its key personnel, including David B. Pomeroy and Stephen E. Pomeroy. The Company's success and plans for future growth will also depend on its ability to attract and retain highly skilled personnel in all areas of its business.

Stock  Price

The market price of the Company's common stock may fluctuate because the Company's revenue, gross profit, operating income and net income may vary substantially from quarter to quarter.

EMPLOYEES

As of January 5, 2002, the Company had 1,765 full-time employees consisting of the following: 1,193 technical personnel; 242 direct sales representatives and sales support personnel; 45 management personnel; and 285 administrative and distribution personnel. The Company has no collective bargaining agreements and believes its relations with its employees are good.

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

During fiscal 2001, the Company completed three acquisitions. The total consideration given consisted of $8.0 million in cash and subordinated notes of $1.3 million. Interest on the subordinated notes is payable quarterly. Principal in the amount of $1.3 million of principal is payable in equal annual installments commencing on the first anniversary of closing.

ITEM  2.  PROPERTIES

The Company's principal executive offices, distribution facility and national training center comprised of approximately 36,000, 161,417 and 22,000 square feet of space, respectively, are located in Hebron, Kentucky. These facilities are leased from Pomeroy Investments, LLC ("Pomeroy Investments"), a Kentucky limited liability company controlled by David B. Pomeroy, II, Chief Executive Officer of the Company, under a ten year triple-net lease agreement, which expires in July 2010. The lease agreement provides for 2 five-year renewal options.

The Company also has non-cancelable operating leases for its regional offices, expiring at various dates between 2002 and 2008. The Company believes there will be no difficulty in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space. In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used. The Company does not own any real property.

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

                        2000                  2001
                --------------------  --------------------
                 High          Low     High          Low
                ------        ------  ------        ------
First Quarter   $21.75        $12.50  $18.25        $11.00
Second Quarter  $18.25        $13.38  $16.60        $11.10
Third Quarter   $30.13        $15.00  $16.60        $ 9.73
Fourth Quarter  $19.50        $12.50  $16.50        $10.90

As of February 28, 2002, there were approximately 360 holders of record of the Company's common stock.

Dividends
---------
The Company has not paid any cash dividends since its organization and the completion of its initial public offering. The Company has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends are restricted under the Company's current borrowing agreement.

    ITEM 6. SELECTED FINANCIAL DATA

(In  thousands,  except  per  share  data)
                                                   For  the  Fiscal  Years  Ended  January  5,
                                             -------------------------------------------------------
                                              1998(1)   1999 (2,3)    2000(4)    2001(5)    2002(6)
                                             ---------  -----------  ---------  ---------  ---------
Consolidated Statement of Income Data:
Net sales and revenues. . . . . . . . . . .  $491,448   $  627,928   $756,757   $925,138   $809,214
Cost of sales and service . . . . . . . . .   426,742      543,764    652,503    801,788    705,937
                                             ---------  -----------  ---------  ---------  ---------
Gross profit. . . . . . . . . . . . . . . .    64,706       84,164    104,254    123,350    103,277

Operating expenses:
Selling, general and administrative . . . .    33,918       43,689     52,216     61,135     61,640
Depreciation and amortization . . . . . . .     3,940        5,377      6,527      9,516     10,362
Litigation settlement and related costs (7)         -            -          -          -      1,000
Provision for vendor receivables and
 restructuring charge (8) . . . . . . . . .         -            -          -          -     15,934
                                             ---------  -----------  ---------  ---------  ---------
Total operating expenses. . . . . . . . . .    37,858       49,066     58,743     70,651     88,936

Income from operations. . . . . . . . . . .    26,848       35,098     45,511     52,699     14,341

Other expense (income):
Interest expense. . . . . . . . . . . . . .       974        2,670      3,858      4,352      1,768
Miscellaneous . . . . . . . . . . . . . . .        54         (140)       (93)      (547)      (229)
                                             ---------  -----------  ---------  ---------  ---------
Total other expense . . . . . . . . . . . .     1,028        2,530      3,765      3,805      1,539

Income before income taxes. . . . . . . . .    25,820       32,568     41,746     48,894     12,802

Income tax expense. . . . . . . . . . . . .     9,507       12,409     16,864     19,406      4,993
                                             ---------  -----------  ---------  ---------  ---------
Net income. . . . . . . . . . . . . . . . .  $ 16,313   $   20,159   $ 24,882   $ 29,488   $  7,809
                                             =========  ===========  =========  =========  =========

Earnings per common share (diluted) . . . .  $   1.44   $     1.72   $   2.11   $   2.38   $   0.61

Consolidated Balance Sheet Data:
Working capital . . . . . . . . . . . . . .  $ 63,028   $   71,364   $ 61,126   $ 89,449   $ 99,838
Long-term debt, net of current maturities .     1,434        8,231      6,971     19,572     10,213
Equity. . . . . . . . . . . . . . . . . . .    88,777      112,989    140,221    181,705    190,762
Total assets. . . . . . . . . . . . . . . .   167,264      254,226    333,141    361,268    341,718

1) During fiscal 1997, the Company acquired the assets of Magic Box, Micro Care and The Computer Store.

2) During fiscal 1998, the Company acquired the assets of Commercial Business Systems, Inc., Access Technologies, Inc. and all of the outstanding stock of Global Combined Technologies, Inc.

3) During the fourth quarter of fiscal 1998, the Company's results include an after tax charge of $681 ($0.06 per diluted share) related to the uncollectibility of certain vendor warranty claims.

4) During fiscal 1999, the Company acquired certain assets of Systems Atlanta Commercial Systems, Inc. and all the outstanding stock of Acme Data Systems, Inc. See Note 12 of Notes to Consolidated Financial Statements.

5) During fiscal 2000, the Company acquired certain assets of Datasource Hagen, DataNet, Inc. and all the outstanding stock of The Linc Corporation and Val Tech Computer Systems, Inc. See Note 12 of Notes to Consolidated Financial Statements.

6) During fiscal 2001, the Company acquired certain assets of Osage Systems Group, Inc., Ballantyne Consulting Group, Inc. and System 5 Technologies, Inc. See Note 12 of Notes to Consolidated Financial Statements.

7) During the first quarter of fiscal 2001, the Company's results include an after tax charge of $610 ($0.05 per diluted share) related to the litigation settlement with FTA Enterprises, Inc. for $1,000.

8) During the fourth quarter of fiscal 2001, the Company's results include an after tax charge of $9.7 million ($0.77 per diluted share) related to the Company recording an increase in reserves and a restructuring charge totaling $15.9 million.

QUARTERLY  RESULTS  OF  OPERATIONS  (in  thousands,  except  per  share  data)

The following table sets forth certain unaudited operating results of each of the eight prior quarters. This information is unaudited, but in the opinion of management includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations of such periods.

                                                        Fiscal 2001
                                     --------------------------------------------------
                                        First       Second        Third       Fourth
                                     Quarter(1)   Quarter(2)   Quarter(3)   Quarter(4)
                                     -----------  -----------  -----------  -----------
Net sales and revenues               $   195,696  $   205,336  $   203,709  $  204,473
Gross Profit                         $    24,748  $    25,143  $    26,561  $   26,824
Net income (loss)                    $     2,926  $     4,243  $     5,144  $   (4,503)
Earnings (loss)  per common share:
  Basic                              $      0.23  $      0.34  $      0.41  $    (0.36)
  Diluted                            $      0.23  $      0.33  $      0.40  $    (0.35)

                                                         Fiscal 2000
                                     --------------------------------------------------
                                        First       Second        Third       Fourth
                                       Quarter     Quarter(5)   Quarter(6)   Quarter(7)
                                     -----------  -----------  -----------  -----------
Net sales and revenues               $   211,578  $   220,910  $   246,911  $   245,739
Gross Profit                         $    26,777  $    29,523  $    34,073  $    32,977
Net income                           $     6,286  $     7,605  $     8,187  $     7,410
Earnings per common (loss) share:
  Basic                              $      0.53  $      0.63  $      0.67  $      0.59
  Diluted                            $      0.52  $      0.62  $      0.65  $      0.58

1. During the first quarter of fiscal 2001, the Company's results include an after tax charge of $610 ($0.05 per diluted share) related to the litigation settlement with FTA Enterprises, Inc.

2. During the second quarter of fiscal 2001, the Company acquired certain assets of Osage Systems Group, Inc. See Note 12 of Notes to Consolidated Financial Statements.

3. During the third quarter of fiscal 2001, the Company acquired certain assets of Ballantyne Consulting Group, Inc. and System 5 Technologies, Inc. See Note 12 of Notes to Consolidated Financial Statements.

4. During the fourth quarter of fiscal 2001, the Company's results include an after tax charge of $9.7 million ($0.77 per diluted share) related to the Company recording an increase in reserves and a restructuring charge of $15.9 million.

5. During the second quarter of fiscal 2000, the Company acquired certain assets of Datasource Hagen. See Note 12 of Notes to Consolidated Financial Statements.

6. During the third quarter of fiscal 2000, the Company acquired certain assets of DataNet, Inc. See Note 12 of Notes to Consolidated Financial Statements.

7. During the fourth quarter of fiscal 2000, the Company acquired all of the outstanding stock of The Linc Corporation and Val Tech Computer Systems, Inc. See Note 12 of Notes to Consolidated Financial Statements.

ITEM  7.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operation and financial position should be read in conjunction with our consolidated financial statements included elsewhere in this report. In addition, the Certain Business Factor's described under "Business" should be considered in evaluating the Company's outlook.

Use of Estimates in Financial Statements. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accounting estimates in these financial statements include reserves for trade accounts receivable and vendor accounts receivable. Actual results could differ from those estimates.


FISCAL  YEAR  2001  COMPARED  TO  FISCAL  YEAR  2000

Total Net Sales and Revenues. Total net sales and revenues decreased $115.9 million, or 12.5%, to $809.2 million in fiscal 2001 from $925.1 million in fiscal 2000. This decrease was a result primarily of the continued industry-wide slowdown in technology spending and the weakened economy. Excluding acquisitions completed in fiscal year 2001, total net sales and revenues decreased 13.6%.

Products and leasing sales decreased $117.0 million, or 14.9%, to $668.7 million in fiscal 2001 from $785.7 million in fiscal 2000. Excluding acquisitions completed in fiscal year 2001, products and leasing sales decreased 15.7%. Service revenues increased $1.1 million, or 0.8%, to $140.5 million in fiscal 2001 from $139.4 million in fiscal 2000. Excluding acquisitions completed in fiscal year 2001, service revenues decreased 1.5%.

Gross Profit. Gross profit margin was 12.8% in fiscal 2001 compared to 13.3% in fiscal 2000. This decrease in gross margin resulted from lower margin service offerings and under-utilization of service personnel as a result of lower than expected service billable hours from its technical and systems engineer personnel. Service gross margin decreased to 39.3% of total gross margin in fiscal 2001 from 45.2% in fiscal 2000. As a result of the decline in personnel utilization, the Company reduced its technical and systems engineer's staff and continues to monitor their utilization. Factors that may have an impact on gross margin in the future include the further decline in personnel utilization rates, the mix of products sold and services provided, a further decline of unit prices, the percentage of equipment or service sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

Operating Expenses. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues increased to 7.6% in fiscal 2001 from 6.6% for fiscal 2000. This increase is primarily the result of lower than expected total net sales and revenues. Total operating expenses expressed as a percentage of total net sales and revenues increased to 11.0% in fiscal 2001 from 7.6% in fiscal 2000 primarily due to the increase in reserves, restructuring charge and the litigation settlement as discussed below and the lower than expected total net sales and revenue.

Litigation Settlement. During fiscal 2001, the Company recorded a $1.0 million settlement of the litigation with FTA Enterprises, Inc., which expressed as a percentage of total net sales and revenues was 0.1%.

Increase in Reserves. During fiscal 2001, the Company recorded an increase in reserves of $15.0 million specifically related to the collectibility of vendor receivables, which expressed as a percentage of total net sales and revenues was approximately 1.9%. The determination of an appropriate reserve was based on the deterioration of the aging of the vendor receivables, the expected resolution of the vendor rebate disallowed claims and the general posture of the OEM's regarding resolution. The rules to claim vendor rebates and the complexity of applying the rules to each item sold often results in rejection of claims and multiple submissions before credit is given, which also results in longer aging of vendor receivables than other types of receivables. Approximately, $7.8 million of the total vendor receivables that the Company believes are collectible are over 360 days. Primary reasons for vendor rebate claims being disallowed and corresponding re-files include serial number issues (missing, incomplete, transposed, data base match-up discrepancies, etc.), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (bid letters, customer information, etc.). To enhance the Company's future rebate management, the Company has made substantial process and system enhancements. The Company anticipates that the collectibility of these manufacturers' accounts receivable will improve in the future.

Restructuring Charge. During fiscal 2001, the Company recorded a restructuring charge of $0.9 million, which expressed as a percentage of total net sales and revenues was approximately 0.1%, respectively. The restructuring charge is related to consolidation of locations and changes in manufacturers' programs.

Income from Operations. Income from operations decreased $38.4 million, or 72.9%, to $14.3 million in fiscal 2001 from $52.7 million in fiscal 2000. The Company's operating margin decreased to 1.8% in fiscal 2001 from 5.7% in fiscal 2000. This decrease is due to the decrease in gross profit and an increase in operating expenses.

Interest Expense. Total interest expense decreased $2.6 million, or 59.1%, to $1.8 million in fiscal 2001 from $4.4 million in fiscal 2000. This decrease was due to reduced borrowings as a result of improved cash flow management and a reduced interest rate charged by the Company's lenders.

Income Taxes. The Company's effective tax rate was 39.0% in fiscal 2001 compared to 39.7% in fiscal 2000. The net decrease in the Company's effective tax rate results from the elimination of other income taxes and offset by the increase in state taxes in certain higher tax jurisdictions.

Net Income. Net income decreased $21.7 million, or 73.5%, to $7.8 million in fiscal 2001 from $29.5 million in fiscal 2000. The decrease was a result of the factors described above.


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



LIQUIDITY  AND  CAPITAL  RESOURCES

Cash provided by operating activities was $66.5 million in fiscal 2001. Cash used in investing activities was $13.2 million, which included $8.0 million for acquisitions completed in fiscal 2001 and prior years and $5.2 million for capital expenditures. Cash used in financing activities was $51.5 million which included $6.8 million of net payments on notes payable, $46.0 million of net payments on bank notes payable, $0.5 million for the purchase of treasury stock, and was offset by $1.2 million from the exercise of stock options and the related tax benefit, and $0.6 million proceeds from the employee stock purchase plan.

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At January 5, 2002, these lines of credit totaled $84.0 million, including $72.0 million with Deutsche Financial Services ("DFS") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the DFS floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company's financing of receivables is provided through a portion of its credit facility with DFS. The $240.0 million credit facility has a three year term and includes $72.0 million for inventory financing, $144.0 million for working capital which is based upon accounts receivable financing, and a cash-flow component in the form of a $24.0 million term loan, which is not restricted to a borrowing base. Under the agreement, the credit facility provides a credit line of $144.0 million for accounts receivable financing. The accounts receivable and term loan portion of the credit facility carry a variable interest rate based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. At January 5, 2002, the amount outstanding was $11.9 million, including $3.4 million of overdrafts on the Company's books in accounts at a participant bank on the credit facility, which was at an interest rate of 3.87%. The overdrafts were subsequently funded through the normal course of business. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants and restricted from paying dividends. As of January 5, 2002, the Company was in violation of a financial covenant, which has been subsequently modified by the lender. Currently, the Company is not in violation of any financial covenants.

The funding of the Company's net investment in sales-type leases is provided by various financial institutions on a nonrecourse basis. Increases in leasing operations could impact one or more of total net sales and revenues, gross margin, operating income, net income, total debt and liquidity, depending on the amount of leasing activity and the types of leasing transactions. Upon the anticipated closing of the sale of certain leasing assets of TIFS, the Company is expecting approximately $23.9 million of additional liquidity. See Note 19 of Notes to Consolidated Financial Statements for information regarding the sale of substantially all of the assets of TIFS.

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

The Registrant hereby incorporates the information required by Form 10-K, Items 10-13 by reference to the Company's definitive proxy statement for its 2002 Annual Meeting of shareholders, which will be filed, with the Commission prior to May 5, 2002
                                    PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report:

=============================================================================================================
                                                                   2001 Form
-------------------------------------------------------------------------------------------------------------
                                                                   10-K Page
                                                                   ---------
1.      Financial  Statements:

        Report of Independent Certified Public Accountants            F-1

        Consolidated  Balance  Sheets,
        January 5, 2001 and January 5, 2002                         F-2 to F-3

        For each of the three fiscal years in The period ended January 5, 2002:

        Consolidated Statements of Income                               F-4

        Consolidated Statements of Cash Flows                           F-5

        Consolidated Statements of Equity                               F-6

        Notes to Consolidated Financial Statements                   F-7 to F-19

2.      Financial  Statement  Schedules:

         None

                                                                                 Filed Herewith
                                                                                 (page #) or
                                                                                 Incorporated
3.         Exhibits                                                              by Reference to:
        --------------                                                           ----------------
                  3(a)  Certificate of Incorporation, as amended                 Exhibit 3(a) of Company's
                                                                                 Form 10-Q filed Aug.11,
                                                                                 2000

                  3(b)  Bylaws of the Company                                    Exhibit 3(a) of Company's
                                                                                 Form S-1 filed Feb. 14, 1992
=============================================================================================================


===============================================================================================================
             3(i)(a)1   Certificate of Incorporation of Pomeroy Computer         Exhibit 3(i)(a)(1) of
                        Resources, dated February, 1992                          Company's Form 10-Q filed
                                                                                 Aug. 11, 2000

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

             3(I)(a)4   Certificate of Amendment to Certificate of               Exhibit 3(i)(a)(4) of
                        Incorporation, dated August 2000                         Company's Form 10-Q filed
                                                                                 Aug. 11, 2000


                    4   Rights Agreement between the Company and The             Exhibit 4 of Company's
                        Fifth Third Bank, as Rights Agent dated as of February   Form 8-K filed February 23,
                        23,1998                                                  1998

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

                (c)(3)  Amendment to Agreement for Wholesale Financing           Exhibit 10(i)(c)(3) of
                        between Deutsche Financial Services f/k/a ITT            Company's Form 10-Q filed
                        Commercial Finance Corporation and the Company           May 18, 1995
                        dated May 5, 1995

                (d)(1)  Asset Purchase Agreement among the Company;              Exhibit 10(i)(z) of
                        TCSS; and Richard Feaster, Victoria Feaster, Harry       Company's Form 8-K dated
                        Feaster, Carolyn Feaster, Victoria Feaster, trustee      March 14, 1996
                        of the Emily Patricia Feaster Trust, and Victoria
                        Feaster, as trustee of the Nicole Ann Feaster Trust
                        dated March 14, 1996

                (d)(4)  Registration Rights Agreement between the                Exhibit 10.50 of Company's
                        Company and TCSS dated March 14, 1996                    Form S-1 filed June 4, 1996

                (e)(1)  IBM Agreement for Authorized Dealers                     Exhibit 10(i)(e)(1) of
                        and Industry Remarketers with the                        Company's Form S-1 filed
                        Company, dated September 3, 1991                         Feb. 14, 1992
===============================================================================================================


===============================================================================================================
                (e)(2)  Schedule of Substantially                                Exhibit 10(i)(e)(2) of
                        Identical IBM Agreements for                             Company's Form S-1 filed
                        Authorized Dealers and Industry                          Feb. 14, 1992
                        Remarketers

               (kk)(1)  The Asset Purchase Agreement dated July 27, 2000         Exhibit 10)(i)(kk)(1)
                        by, between and among Pomeroy Computer                   Company's Form 10-Q filed
                        Resources, Inc., Pomeroy Select Integration Solutions,   November 10, 2000
                        Inc., DataNet, Inc., DataNet Technical Services, LLC,
                        DataNet Tangible Products, LLC, DataNet
                        Programming, LLC, Richard Stitt, Gregory Stitt, Jeffrey
                        Eacho, and Richard Washington.

               (mm)(1)  The Asset purchase agreement dated February 9,           Exhibit 10(l)(mm)(1) of
                        2001 by, between and among Pomeroy Computer              Company's Form 10Q filed
                        Resources, Inc., Pomeroy Select Integration Solutions,   August 17, 2001
                        Inc., Osage Systems Group, Inc.,  Osage Computer
                        Group, Inc.,  Solsource Computers Inc., H.V. Jones,
                        Inc., Open System Technologies, Inc., Open Business
                        Systems, Inc., and Osage Systems Group Minnesota,
                        Inc.

               (mm)(2)  The First Amendment to Asset purchase agreement          Exhibit 10(l)(mm)(2) of
                        dated February 28, 2001 by, between and among            Company's Form 10Q filed
                        Pomeroy Computer Resources, Inc., Pomeroy Select         August 17, 2001
                        Integration Solutions, Inc., Osage Systems Group,
                        Inc.,  Osage Computer Group, Inc.,  Solsource
                        Computers Inc., H.V. Jones, Inc., Open System
                        Technologies, Inc., Open Business Systems, Inc., and
                        Osage Systems Group Minnesota, Inc. and Osage iXi
                        Inc.

               (mm)(3)  The Second Amendment to Asset purchase                   Exhibit 10(l)(mm)(3) of
                        agreement dated April 6, 2001 by, between and            Company's Form 10Q filed
                        among Pomeroy Computer Resources, Inc., Pomeroy          August 17, 2001
                        Select Integration Solutions, Inc., Osage Systems
                        Group, Inc.,  Osage Computer Group, Inc.,  Solsource
                        Computers Inc., H.V. Jones, Inc., Open System
                        Technologies, Inc., Open Business Systems, Inc., and
                        Osage Systems Group Minnesota, Inc. and Osage iXi
                        Inc.

               (mm)(4)  The Credit Facilities Agreement dated June 28, 2001      Exhibit 10(l)(mm)(4) of
                        by, between, and among Deutsche Financial Services       Company's Form 10Q filed
                        Corporation, Firstar Bank, National Association,         August 17, 2001
                        Deutsche Financial Services Corporation and Firstar
                        Bank, National Association, Other Lenders Hereto as
                        lenders, Pomeroy Computer Resources, Inc., Pomeroy
                        Select Integration Solutions Inc., Pomeroy Select
                        Advisory Services, Inc., Pomeroy Computer
                        Resources Sales Company, Inc., Pomeroy Computer
                        Resources Holding Company, Inc., Pomeroy
                        Computer Resources Operations LLP, Technology
                        Integration Financial Services, Inc., T.I.F.S. Advisory
                        Services, Inc.,  TheLinc, LLC, and Val Tech Computer
                        Systems, Inc. as borrowers.
===============================================================================================================


===============================================================================================================
               (mm)(5)  First Consent to Credit Facilities Agreement             Exhibit 10(l)(mm)(5) of
                                                                                 Company's Form 10Q filed
                                                                                 November 13, 2001

               (mm)(6)  First Amendment to Credit Facilities Agreement           Exhibit 10(l)(mm)(6) of
                                                                                 Company's Form 10Q filed
                                                                                 November 13, 2001

               (mm)(7)  The Asset Purchase Agreement by, between and             Exhibit 10(l)(mm)(7) of
                        among Pomeroy Select Integration Solutions, Inc., and    Company's Form 10Q filed
                        Ballantyne Consulting Group, Inc., Mark DeMeo, Joe       November 13, 2001
                        Schmidt, Scott Schneider and Date Tweedy, dated
                        September 21, 2001

               (mm)(8)  The Asset Purchase Agreement by, between and             Exhibit 10(l)(mm)(8) of
                        among Pomeroy Computer Resources, Inc., Pomeroy          Company's Form 10Q filed
                        Select Integration Solutions, Inc., System 5             November 13, 2001
                        Technologies, Inc., Dale Tweedy, Jill Tweedy and Phil
                        Tetreault, dated September 21, 2001

               (mm)(9)  Second Amendment to Credit Facilities and Waiver of      E1- E5
                        Defaults

              10 (iii)  Material Employee Benefit and Other Agreements

                (a)(1)  Employment Agreement between the Company                 Exhibit 10(iii)(a)of
                        and David B. Pomeroy, dated March 12, 1992               Company's Form S-1 Filed
                                                                                 Feb. 14, 1992

                (a)(2)  First Amendment to Employment Agreement between          Exhibit 10(iii)(a)(2) of
                        the Company and David B. Pomeroy effective July 6,       Company's Form 10-K filed
                        1993                                                     April 7, 1994

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

                (a)(7)  Collateral Assignment Split Dollar Agreement             Exhibit 10(iii)(a)(7) of
                        between the Company; Edwin S. Weinstein, as              Company's Form 10-Q filed
                        Trustee; and David B. Pomeroy dated June 28,             November 17,1995
                        1995
===============================================================================================================


===============================================================================================================
                (a)(8)  Fourth Amendment  to Employment Agreement                Exhibit 10(iii)(a)(8) of
                        between the Company and David B. Pomeroy                 Company's Form 10-Q filed
                        dated December 20, 1995, effective January 6,            May 17, 1996
                        1995

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

               (a)(17)  Tenth Amendment to Employment Agreement                  Exhibit 10(iii)(a)(17) of the
                        between the Company and David B. Pomeroy                 Company's Form 10K filed
                        effective January 6, 2001                                April 5, 2001


              (a) (18)  Eleventh Amendment to Employment Agreement               E6 - E9
                        between the Company and David B. Pomeroy
                        effective January 6, 2002

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

                (c)(3)  First Amendment to Employment Agreement by               E10 - E13
                        and between Technology Integration Financial
                        Services, Inc., and Vic Eilau
===============================================================================================================


===============================================================================================================
                   (d)  The Company Savings 401(k) Plan,                         Exhibit 10(iii)(d) of
                        effective July 1, 1991                                   Company's Form S-1 filed
                                                                                 Feb. 14, 1992

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

                (j)(3)  Employment Agreement between Pomeroy Select              Exhibit  10(iii)(j)(3) of
                        Integration Solutions, Inc. and Stephen E. Pomeroy,      Company's Form 10-K filed
                        dated January 6, 1999                                    April 5, 1999

                (j)(4)  First Amendment to Employment Agreement between          Exhibit 10 (iii)(j) (4) of
                        Pomeroy Select Integration Solutions, Inc. and           Company's Form 10-K filed
                        Stephen E. Pomeroy, dated September 1, 1999              March 31, 2000.

                (j)(5)  Second Amendment to Employment Agreement                 Exhibit 10(iii)(j)(5) of
                        between Pomeroy Computer Resources, Inc.,                Company's Form 10-K filed
                        Pomeroy Select Integration Solutions, Inc. and           April 5, 2001.
                        Stephen E. Pomeroy, dated January 6, 2001


                (j)(6)  Third Amendment to Employment Agreement between          E14 - E17
                        Pomeroy Computer Resources, Inc., Pomeroy Select
                        Integration Solutions, Inc. and Stephen E. Pomeroy,
                        dated January 6, 2002

                   (k)  The Company's 1998 Employee Stock Purchase Plan,         Exhibit 4.3 of Company's
                        Effective April 1, 1999                                  Form S-8 filed March 23,
                                                                                 1999

                   (l)  Employment Agreement by and between Pomeroy              E18 - E28
                        Computer Resources, Inc. and Timothy E. Tonges

                   (m)  Employment Agreement by and between Pomeroy              E29 - E38
                        Computer Resources, Inc. and Michael E. Rohrkemper

                   11   Computation of Per Share Earnings                        E-1

                   21   Subsidiaries of the Company                              E-2
===============================================================================================================

(b)  Reports  on  Form  8-K:

                    On February 27, 2002 the Company signed a definitive purchase agreement to sell a majority of the net assets of its wholly owned subsidiary - Technology Information Financial Services, (T.I.F.S.) to Information Leasing Corporation (ILC), the leasing division of the Provident Bank of Cincinnati, Ohio.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Pomeroy Computer Resources, Inc.


                                   By:  /s/  David  B.  Pomeroy
                                   =============================================
                                        David  B.  Pomeroy
                                        Chairman  of  the  Board  and
                                        Chief  Executive  Officer


                                   By:  /s/  Stephen  E.  Pomeroy
                                   =============================================
                                        Stephen  E.  Pomeroy
                                        President  and  Chief  Operating
                                        Officer


                                   By:  /s/  Michael  E.  Rohrkemper
                                   =============================================
                                        Michael  E.  Rohrkemper
                                        Chief  Financial  Officer  and  Chief
                                        Accounting  Officer

Dated:  April  5,  2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       Signature and Title                             Date
       -------------------                             ----


By:  /s/  David  B.  Pomeroy                       April 5, 2002
=============================================
          David  B.  Pomeroy,  Director


By: /s/ Stephen E. Pomeroy                         April 5, 2002
=============================================
       Stephen  E. Pomeroy,  Director


By: /s/ James H. Smith III                         April 5, 2002
=============================================
        James  H. Smith  III,  Director


By: /s/ Michael E. Rohrkemper                      April 5, 2002
=============================================
        Michael E. Rohrkemper,  Director

By:
=============================================
      Kenneth  R.  Waters,  Director

By:
=============================================
      William  H.  Lomicka,  Director

By:
=============================================
      Vincent  D.  Rinaldi,  Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To  the  Board  of  Directors  and  Stockholders
Pomeroy  Computer  Resources,  Inc.

We have audited the accompanying consolidated balance sheets of Pomeroy Computer Resources, Inc. as of January 5, 2001 and 2002, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended January 5, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pomeroy Computer Resources, Inc. as of January 5, 2001 and 2002, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended January 5, 2002 in conformity with accounting principles generally accepted in the United States of America.

Grant  Thornton  LLP



/s/  Grant  Thornton  LLP

Cincinnati,  Ohio
February 11, 2002, except for Note 19
  as to which the date is April 2, 2002

                        POMEROY COMPUTER RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


(in thousands)                                                      January 5,   January 5,
                                                                       2001         2002
                                                                    -----------  -----------
ASSETS

Current Assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,097  $     2,875

 Accounts receivable:
    Trade, less allowance of $586 and $627 at January 5, 2001 and
      2002, respectively.. . . . . . . . . . . . . . . . . . . . .      137,252      142,356
    Vendor receivables, less allowance of $1,892 and $16,112
       at January 5, 2001 and 2002, respectively . . . . . . . . .       44,884       24,219
   Net investment in leases. . . . . . . . . . . . . . . . . . . .       26,116       35,809
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,900        5,413
                                                                    -----------  -----------
         Total receivables . . . . . . . . . . . . . . . . . . . .      213,152      207,797
                                                                    -----------  -----------

Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .       29,346       20,876
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,845        8,468
                                                                    -----------  -----------
         Total current assets. . . . . . . . . . . . . . . . . . .      249,440      240,016
                                                                    -----------  -----------

 Equipment and leasehold improvements:
   Furniture, fixtures and equipment . . . . . . . . . . . . . . .       28,211       29,920
   Leasehold Improvements. . . . . . . . . . . . . . . . . . . . .        5,351        5,700
                                                                    -----------  -----------
         Total . . . . . . . . . . . . . . . . . . . . . . . . . .       33,562       35,620

   Less accumulated depreciation . . . . . . . . . . . . . . . . .       14,916       17,070
                                                                    -----------  -----------
        Net equipment and leasehold improvements . . . . . . . . .       18,646       18,550
                                                                    -----------  -----------

Net investment in leases . . . . . . . . . . . . . . . . . . . . .       36,379       22,438
Goodwill and other intangible assets . . . . . . . . . . . . . . .       53,458       58,514
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,345        2,200
                                                                    -----------  -----------
         Total assets. . . . . . . . . . . . . . . . . . . . . . .  $   361,268  $   341,718
                                                                    ===========  ===========

                 See notes to consolidated financial statements

                        POMEROY COMPUTER RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

(in thousands)                                                  January 5,   January 5,
                                                                   2001         2002
                                                                -----------  -----------
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of notes payable . . . . . . . . . . . . . . .  $    22,783  $    27,190
Accounts payable:
   Floor plan financing. . . . . . . . . . . . . . . . . . . .       49,108       40,650
   Trade . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,190       45,797
                                                                -----------  -----------
      Total accounts payable . . . . . . . . . . . . . . . . .       67,298       86,447
Bank notes payable . . . . . . . . . . . . . . . . . . . . . .       55,464       11,882
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .        7,124        2,751
 Accrued liabilities:
   Employee compensation and benefits. . . . . . . . . . . . .        3,841        3,721
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . .          418        3,854
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . .          449           35
   Miscellaneous . . . . . . . . . . . . . . . . . . . . . . .        2,614        4,298
                                                                -----------  -----------
         Total current liabilities . . . . . . . . . . . . . .      159,991      140,178
                                                                -----------  -----------

Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .       19,572       10,213
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . .            -          565

 Equity:
   Preferred stock,  $.01 par value; authorized 2,000 shares,
      (no shares issued or outstanding). . . . . . . . . . . .            -            -
   Common stock, $.01 par value; authorized 20,000 shares,
      (12,585 and 12,759 shares issued at January 5, 2001 and
      2002, respectively). . . . . . . . . . . . . . . . . . .          126          128
   Paid in capital . . . . . . . . . . . . . . . . . . . . . .       78,731       80,487
   Retained earnings . . . . . . . . . . . . . . . . . . . . .      103,170      110,979
                                                                -----------  -----------
                                                                    182,027      191,594
    Less treasury stock, at cost (31 and 75 shares
      at January 5, 2001 and 2002, respectively) . . . . . . .          322          832
                                                                -----------  -----------
         Total equity. . . . . . . . . . . . . . . . . . . . .      181,705      190,762
                                                                -----------  -----------
         Total liabilities and equity. . . . . . . . . . . . .  $   361,268  $   341,718
                                                                ===========  ===========

                 See notes to consolidated financial statements

                    POMEROY COMPUTER RESOURCES, INC.

                   CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)        Fiscal Years Ended January 5,
                                            -------------------------------
                                              2000       2001       2002
                                            ---------  ---------  ---------
Net sales and revenues:
   Sales - equipment, supplies and leasing  $652,936   $785,694   $668,748
   Service . . . . . . . . . . . . . . . .   103,821    139,444    140,466
                                            ---------  ---------  ---------
         Total net sales and revenues. . .   756,757    925,138    809,214
                                            ---------  ---------  ---------

Cost of sales and service:
   Equipment, supplies and leasing.. . . .   591,119    718,064    606,078
   Service . . . . . . . . . . . . . . . .    61,384     83,724     99,859
                                            ---------  ---------  ---------
         Total cost of sales and service .   652,503    801,788    705,937
                                            ---------  ---------  ---------

   Gross profit. . . . . . . . . . . . . .   104,254    123,350    103,277
                                            ---------  ---------  ---------

Operating expenses:
   Selling, general and administrative . .    48,930     57,476     57,492
   Rent. . . . . . . . . . . . . . . . . .     2,940      3,361      3,631
   Depreciation. . . . . . . . . . . . . .     3,572      5,149      4,805
   Amortization. . . . . . . . . . . . . .     2,955      4,367      5,557
   Provision for doubtful accounts . . . .       346        298        517
   Litigation settlement . . . . . . . . .         -          -      1,000
   Provision for vendor receivables
    and restructuring charge . . . . . . .         -          -     15,934
                                            ---------  ---------  ---------
         Total operating expenses. . . . .    58,743     70,651     88,936
                                            ---------  ---------  ---------

Income from operations . . . . . . . . . .    45,511     52,699     14,341
                                            ---------  ---------  ---------

Other expense (income):
   Interest expense. . . . . . . . . . . .     3,858      4,352      1,768
   Miscellaneous . . . . . . . . . . . . .       (93)      (547)      (229)
                                            ---------  ---------  ---------
         Total other expense . . . . . . .     3,765      3,805      1,539
                                            ---------  ---------  ---------

   Income before income tax. . . . . . . .    41,746     48,894     12,802

   Income tax expense. . . . . . . . . . .    16,864     19,406      4,993
                                            ---------  ---------  ---------

   Net income. . . . . . . . . . . . . . .  $ 24,882   $ 29,488   $  7,809
                                            =========  =========  =========

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . . . .    11,728     12,201     12,609
                                            =========  =========  =========
   Diluted . . . . . . . . . . . . . . . .    11,815     12,411     12,702
                                            =========  =========  =========

Earnings per common share:
   Basic . . . . . . . . . . . . . . . . .  $   2.12   $   2.42   $   0.62
                                            =========  =========  =========
   Diluted . . . . . . . . . . . . . . . .  $   2.11   $   2.38   $   0.61
                                            =========  =========  =========


            See notes to consolidated financial statements

                        POMEROY COMPUTER RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                Fiscal Years Ended January 5,
                                             -------------------------------
Cash Flows from Operating Activities:          2000       2001       2002
                                             ---------  ---------  ---------
   Net income . . . . . . . . . . . . . . .  $ 24,882   $ 29,488   $  7,809
   Adjustments to reconcile net income to
    net cash flows from operating activities:
   Depreciation . . . . . . . . . . . . . .     4,558      5,977      6,970
   Amortization . . . . . . . . . . . . . .     2,955      4,367      5,557
   Deferred income taxes. . . . . . . . . .       715        732     (4,213)
   Loss(gain) on sale of fixed assets . . .         -       (414)       756
   Change in reserves . . . . . . . . . . .     1,195     (2,142)    15,171
   Other. . . . . . . . . . . . . . . . . .         -          -        283
   Changes in working capital accounts,
      net of effects of acquisitions:
      Accounts receivable . . . . . . . . .   (39,023)     9,525      4,578
      Inventories . . . . . . . . . . . . .    (6,472)     7,547      5,682
      Prepaids. . . . . . . . . . . . . . .    (1,721)    (2,126)     2,252
      Net investment in leases. . . . . . .   (26,058)   (22,643)     4,392
      Floor plan financing. . . . . . . . .     7,076      7,265     (8,458)
      Trade payables. . . . . . . . . . . .     4,346    (37,315)    25,356
      Deferred revenue. . . . . . . . . . .     1,825        982     (4,374)
      Income tax payable. . . . . . . . . .       (61)      (470)     3,428
      Other, net. . . . . . . . . . . . . .      (882)    (2,603)     1,311
                                             ---------  ---------  ---------
   Net operating activities . . . . . . . .   (26,665)    (1,830)    66,500
                                             ---------  ---------  ---------
Cash Flows from Investing Activities:
   Capital expenditures . . . . . . . . . .    (4,649)    (5,649)    (5,251)
   Acquisition of subsidiary companies, net
     of cash acquired.. . . . . . . . . . .    (4,222)   (15,226)    (7,971)
                                             ---------  ---------  ---------
   Net investing activities . . . . . . . .    (8,871)   (20,875)   (13,222)
                                             ---------  ---------  ---------
Cash Flows from Financing Activities:
   Net proceeds(payments) under notes
      payable . . . . . . . . . . . . . . .     2,269     23,633     (6,757)
   Net proceeds(payments) under bank
      payable . . . . . . . . . . . . . . .    29,248    (13,563)   (45,991)
   Proceeds from exercise of stock options
     and related tax benefit. . . . . . . .     1,495     11,570      1,188
   Proceeds from employee stock
     purchase plan. . . . . . . . . . . . .       299        425        570
   Purchase of treasury stock . . . . . . .         -          -       (510)
                                             ---------  ---------  ---------
   Net financing activities . . . . . . . .    33,311     22,065    (51,500)
                                             ---------  ---------  ---------
Increase (decrease) in cash . . . . . . . .    (2,225)      (640)     1,778
Cash:
   Beginning of period. . . . . . . . . . .     3,962      1,737      1,097
                                             ---------  ---------  ---------
   End of period. . . . . . . . . . . . . .  $  1,737   $  1,097   $  2,875
                                             =========  =========  =========

            See notes to consolidated financial statements

                        POMEROY COMPUTER RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except for share       Common  Paid-in   Retained    Treasury     Total
amounts)                              stock   capital   earnings     stock      equity
                                      ------  --------  ---------  ----------  ---------
Balances at January 5, 1999. . . . .     117  $ 64,394  $  48,800  $    (322)  $112,989
   Net income. . . . . . . . . . . .                       24,882                24,882
   38,638 common shares issued
     for acquisitions. . . . . . . .               556                              556
   Stock options exercised and
     related tax benefit . . . . . .       1     1,494                            1,495
    26,113 common shares issued for
       employee stock purchase plan                299                              299
                                      --------------------------------------------------
Balances at January 5, 2000. . . . .     118    66,743     73,682       (322)   140,221
   Net income. . . . . . . . . . . .                       29,488                29,488
   Stock options exercised and
     related tax benefit . . . . . .       8    11,563                           11,571
    35,092 common shares issued for
       employee stock purchase plan                425                              425
                                      --------------------------------------------------
Balances at January 5, 2001. . . . .     126    78,731    103,170       (322)   181,705
   Net income. . . . . . . . . . . .                        7,809                 7,809
   Treasury stock purchased                                             (510)      (510)
   Stock options exercised and
     related tax benefit . . . . . .       2     1,186                            1,188
    47,284 common shares issued for
       employee stock purchase plan                570                              570
                                      --------------------------------------------------
Balances at January 5, 2002. . . . .     128  $ 80,487  $ 110,979  $    (832)  $190,762
                                      ======  ========  =========  ==========  =========

            See notes to consolidated financial statements

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FISCAL YEARS ENDED JANUARY 5, 2000, JANUARY 5, 2001, AND JANUARY 5, 2002

1.   COMPANY  DESCRIPTION

     Pomeroy Computer Resources, Inc. (the "Company") was organized in February 1992 to consolidate and reorganize predecessor companies. In fiscal 1995 the Company formed its leasing segment and wholly-owned subsidiary, Technology Integration Financial Services, Inc. ("TIFS"), for the purpose of leasing computer equipment to the Company's customers. See Note 19 of Notes to Consolidated Financial Statements for information regarding the sale of substantially all of the assets of TIFS. In fiscal 1998, the Company formed a wholly-owned subsidiary, Pomeroy Select Integration Solutions, Inc. ("Pomeroy Select"), to which the Company transferred the assets, liabilities, business, operations and personnel comprising the Company's information technology ("IT") services business and segment on January 6, 1999.

     The Company sells, installs, services and leases microcomputers and microcomputer equipment primarily for commercial, health care, governmental, financial and educational customers. The Company also derives revenue as a service solution provider of enterprise consulting services, complete infrastructure solutions and lifecycle service offerings. The Company has 30 regional offices located in 15 states throughout the Southeast and Midwest United States. The Company grants credit to substantially all customers in these areas.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year - The Company's fiscal year is a 12- month period ending January 5. References to fiscal 1999, 2000 and 2001 are for the fiscal years ended January 5, 2000, January 5, 2001 and January 5, 2002, respectively.

     Goodwill and Other Intangible Assets - Goodwill is amortized using the straight-line method over periods of fifteen to twenty-five years. Other intangible assets are amortized using the straight-line method over periods up to ten years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for The Impairment of Long-Lived Assets", the Company evaluates its goodwill on an ongoing basis to determine potential impairment by comparing the carrying value to the undiscounted estimated expected future cash flows of the related assets. See Recent Accounting Pronouncements later in this Note for new pronouncements effecting goodwill, intangible assets, amortization and impairment issues.

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

     Vendor Rebates - The most significant component of vendor receivables is vendor rebates. Vendor rebate programs are developed by original equipment manufacturers ("OEM') allowing them to modify product pricing on a case by case basis (generally determined by individual customers) to maintain their competitive edge on specific transactions. The Company will contact the OEM to request a rebate, for a specific transaction, and if approved, the OEM will provide the Company with a document authorizing a rebate to be paid to the Company at a later date when a claim is filed. At the time, the Company records product sales the cost of sales is reduced by the amount of the anticipated rebate. Rebate programs involve a complex set of rules varying by manufacturer. As a result of the rules and complexity of applying the rules to each item sold, claims are often rejected and require multiple submissions before credit is given. Primary reasons for claims being disallowed and corresponding re-files include serial number issues (missing, incomplete, transposed, data base match-up discrepancies, etc.), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (bid letters, customer information, etc.).

     Manufacturer Market Development Funds - Several OEM's offer market development funds, cooperative advertising and other promotional programs to distribution channel partners. The Company utilizes these programs to fund some of its advertising and promotional programs. The Company recognizes these anticipated funds as vendor receivables when it has completed its obligation to perform under the specific arrangement. The funds received from manufacturers are offset directly against the expense, thereby reducing selling, general and administrative expenses and increasing net income.

     Warranty Receivable - The Company performs warranty service work on behalf of the OEM on customer product. Any labor cost or replacement parts needed to repair the product is reimbursable to the Company by the OEM. It is the Company's responsibility to file and collect these claims. The Company records the vendor receivables when it has completed its obligation to perform under the specific arrangement. Any labor cost incurred is recognized as revenue when the service is provided.

     Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

     Revenue Recognition - The Company recognizes revenue on the sale of equipment and supplies or equipment sold under sales-type leases when the products are shipped. Service revenue is recognized when the applicable services are provided or for service contracts, ratably over the lives of the contracts. Leasing fee and financing revenue is recognized on a monthly basis as fees accrue and from financing at level rates of return over the term of the lease or receivable, which are primarily sales-type leases ranging from one to three years.

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

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

(in thousands, except per                                  Fiscal Years
share data)                       -------------------------------------------------------------
                                         1999                  2000                 2001
                                  -------------------  -------------------  -------------------
                                           Per Share            Per Share            Per Share
                                  Shares    Amount     Shares    Amount     Shares    Amount
                                  ------  -----------  ------  -----------  ------  -----------
Basic EPS                         11,728  $     2.12   12,201  $     2.42   12,609  $     0.62
Effect of dilutive stock options      87       (0.01)     210       (0.04)      93       (0.01)
Diluted EPS                       11,815  $     2.11   12,411  $     2.38   12,702  $     0.61
                                  ======  ===========  ======  ===========  ======  ===========

Use of Estimates in Financial Statements - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accounting estimates in these financial statements include reserves for trade accounts receivable and vendor accounts receivable. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications of prior years' amounts have been made to conform with the current presentation.

     Fair Value Disclosures - The fair value of financial instruments approximates carrying value.

     Comprehensive Income - The Company does not have any comprehensive income items other than net income.

     Derivative Instruments and Hedging Activities - The Company does not currently have any derivative instruments or hedging activities to report under this standard.

     Recent Accounting Pronouncements- On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

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

     In accordance with SFAS 142, the Company has not amortized goodwill or intangible assets with indefinite lives acquired after June 30, 2001. The Company will continue to amortize goodwill and intangible assets with indefinite lives recognized prior to July 1, 2001, under its current method until January 6, 2002, at which time amortization expense of approximately $4.4 million annually will no longer be recognized. By July 5, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 6, 2002. By April 5, 2002, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing will be recognized as a cumulative effect of a change in accounting principle. Management has not determined the impact on the Company's financial position or results of operations under the transitional testing for goodwill. Management has determined that there will not be a material adverse impact on the Company's financial position or results of operations under the transitional testing for intangible assets with indefinite lives.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes SFAS 121 and Accounting Principles Board (APB) Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The Statement is effective for fiscal years beginning after December 15, 2001. This Statement retains the requirements of SFAS 121 related to long-lived asset impairment loss recognition and measurement, but removes goodwill and certain intangibles from its scope as they are covered under SFAS 142. The Statement also requires that long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, be measured at the lower of its carrying amount or fair value less cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis and future operating losses are no longer recognized before they occur. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The Company will follow the provisions of SFAS 144 for the sale transaction described in Note 19.

3.   ACCOUNTS  RECEIVABLE

     The following table summarizes the activity in the allowance for doubtful accounts for fiscal years 1999, 2000 and 2001:

(in thousands)                                         Trade     Other
                                                     ---------  --------
Balance January 5,1999                               $    279   $   319
  Provision 1999                                          346     2,142
  Accounts written-off                                   (876)     (824)
  Recoveries                                              755       265
                                                     ---------  --------
Balance January 5, 2000                                   504     1,902
  Provision 2000                                          298        48
  Accounts written-off                                   (852)      (58)
  Recoveries                                              636         -
                                                     ---------  --------
Balance January 5, 2001                                   586     1,892
  Provision 2001                                          517    15,000
  Accounts written-off                                   (919)     (780)
  Recoveries                                              443         -
                                                     ---------  --------
Balance January 5, 2002                              $    627   $16,112
                                                     =========  ========


     During fiscal 2001, the Company recorded an increase in reserves of $15.0 million specifically related to the collectibility of vendor receivables. The determination of the increase in reserves was based on the deterioration of the aging of the vendor receivables, the expected resolution of the vendor rebate disallowed claims and the general posture of the OEM's regarding resolution. Primary reasons for vendor rebate claims being disallowed and corresponding re-files include serial number issues (missing, incomplete, transposed, data base match-up discrepancies, etc.), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (bid letters, customer information, etc.).

4.   NET  INVESTMENT  IN  LEASES

     The Company's net investment in leases principally includes sales type leases. See Note 19 of Notes to Consolidated Financial Statements for information regarding the sale of substantially all of the assets of TIFS. The Company originates financing for customers in a variety of industries and throughout the United States. The Company has a diversified portfolio of capital equipment financing for end users.

     Leases consist principally of notebook and desktop personal computers, communication products and high-powered servers with terms generally from one to three years. The components of the net investment in sales type leases as of end of fiscal years 2000 and 2001:

(in thousands)                        2000      2001
                                    --------  --------
Minimum Lease Payments Receivable   $62,095   $56,131
Estimated Residual Value              6,459     7,027
Initial Direct Costs                    371       171
Unearned Income                      (6,430)   (5,082)
                                    --------  --------
Total                               $62,495   $58,247
                                    ========  ========

5.   INVENTORIES

     Inventories consist of items held for resale and are comprised of the following components as of the end of fiscal:

(in thousands)                       2000     2001
                                    -------  -------
Equipment and supplies              $25,910  $17,405
Service parts                         3,436    3,471
                                    -------  -------
Total                               $29,346  $20,876
                                    =======  =======

6.   GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

     Goodwill and other intangible assets consist of the following as of the end of the fiscal year, net of accumulated amortization of $9,818 thousand
     (2000)  and  $14,924  (2001),  respectively:

(in thousands)                          2000     2001
                                       -------  -------
Goodwill                               $51,862  $57,454
Covenants not to compete                   702      519
Customer lists                             312      241
Intangibles                                582      300
                                       -------  -------
                                       $53,458  $58,514
                                       =======  =======

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

     In fiscal 2001, the Company acquired certain assets of Osage Systems Group, Inc., a Phoenix, Arizona based network integrator. In addition, the Company acquired Charlotte based firms Ballantyne Consulting Group, Inc. and System 5 Technologies, Inc. The firms have been combined to create an expanded Information Technology services arm that provides end-to-end infrastructure design and implementation and project management solutions for eBusiness enablement, systems integration, package applications, customer relationship management, enterprise resource planning and data warehousing. The Company recorded $1.7 million, $1.5 million, and $3.4 million of goodwill in connection with those acquisitions, respectively.


7.   BORROWING  ARRANGEMENTS

     Bank Notes Payable - The Company's financing of receivables is provided through a portion of its revolving credit facility with Deutsche Financial Services ("DFS"). The $240.0 million credit facility has a three year term and includes $72.0 million for inventory financing (see floor plan arrangements below), $144.0 million for working capital, and a cash-flow component in the form of a $24.0 million term loan, which is not restricted to a borrowing base. Under the agreement, the credit facility provides a credit line of $144.0 million for working capital, which is based upon accounts receivable financing. The accounts receivable and term loan portion of the credit facility carry a variable interest rate based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. At January 5, 2002, the amount outstanding was $11.9 million, including $3.4 million of overdrafts on the Company's books in accounts at a participant bank on the credit facility, which was at an interest rate of 3.87%. The weighted average interest rate on the bank revolving credit agreements was 7.0%, 8.0% and 6.5% in fiscal 1999, 2000 and 2001, respectively. The overdrafts were subsequently funded through the normal course of business. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants and restricted from paying dividends. As of January 5, 2002, the Company was in violation of a financial covenant, which has been waived and subsequently modified by the lender.

     Floor plan arrangements - A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At January 5, 2002, these lines of credit totaled $84.0 million, including $72.0 million with DFS and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the DFS floor plan arrangements are made on thirty-day notes.
     Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

     Notes  payable  -  Notes  payable  consist  of  the  following:

(in  thousands)                                                         Fiscal Years
                                                                      ----------------
                                                                       2000     2001
                                                                      -------  -------
Non-recourse notes payable to banks at various interest rates, ranging from 4.3% to 11.4%.  The notes relate to the Company's
leasing segment and mature on various dates through 2005.             $36,033  $33,371

Acquisition notes payable at various interest rates, ranging from 6%
 to 9.5%, and unsecured.  Principal payments are made in equal
annual installments, ranging from one to two years, through 2003.       5,599    3,925

Capital lease obligation at an imputed interest rate of 8.51%.
Principal and interest are payable in monthly installments of $55
thousand for a two year period through 2002.                              723      107
                                                                      -------  -------
Total notes payable                                                    42,355   37,403
Less current maturities                                                22,783   27,190
                                                                      -------  -------
Long-term notes payable                                               $19,572  $10,213
                                                                      =======  =======


     Payments on long-term debt and capital lease obligations are due as follows:

(in  thousands)
           Fiscal Year
--------------------------------------------------
2002                                       $27,190
2003                                         7,855
2004                                         2,042
2005                                           316
                                           -------
                                           $37,403
                                           =======

8.   INCOME  TAXES

     The  provision  for  income  taxes  consists  of  the  following:

(in thousands)                      Fiscal Years
                             ---------------------------
                              1999      2000      2001
                             --------  -------  --------
Current:
  Federal                    $14,275   $16,060  $ 7,932
  State                        3,304     2,614    1,273
                             --------  -------  --------
    Total current             17,579    18,674    9,205
                             --------  -------  --------

Deferred:
  Federal                       (618)      650   (3,899)
  State                          (97)       82     (313)
                             --------  -------  --------
    Total deferred              (715)      732   (4,212)
                             --------  -------  --------
Total income tax provision   $16,864   $19,406  $ 4,993
                             ========  =======  ========

     The approximate tax effect of the temporary differences giving rise to the Company's deferred income tax assets (liabilities) are:

(in thousands)                        Fiscal Years
                                    ------------------
                                      2000      2001
                                    --------  --------
Deferred Tax Assets:
  Bad debt provision                $   246   $   246
  Depreciation                          895       478
  Leases                              1,614       437
  Deferred compensation                 622       799
  Vendor receivable accrual               -     5,777
  Other                                  72       141
                                    --------  --------
    Total deferred tax assets         3,449     7,878
                                    --------  --------

Deferred Tax Liabilities:
  Acquisition of lease residuals       (278)     (167)
  Accounts receivable                  (664)        -
   Intangibles                       (1,611)   (1,925)
  Other                                (805)   (1,482)
                                    --------  --------
    Total deferred tax liabilities   (3,358)   (3,574)
                                    --------  --------
Net deferred tax assets             $    91   $ 4,304
                                    ========  ========

     For fiscal 2000, the Company's net long-term deferred tax assets ($448) are included in long-term other assets. The Company's net short-term deferred liabilities ($357) are included in miscellaneous liabilities. For fiscal 2001, the Company's net short-term deferred tax assets ($4,869) are included in other current assets and the net long-term deferred tax assets ($565) are presented as such on the balance sheet.

     The Company's effective income tax rate differs from the Federal statutory rate as follows:

                                 Fiscal Years
                               ------------------
                               1999   2000   2001
                               -----  -----  ----
Tax at Federal statutory rate  35.0   35.0   35.0
State taxes                     5.9    3.7    4.0
Kentucky Relocation Credits    (0.9)  (0.1)     -
Other                           0.4    1.1    0.0
                               -----  -----  ----
  Effective tax rate           40.4   39.7   39.0
                               =====  =====  ====

9.   OPERATING LEASES AND COMMITMENTS

     Operating Leases- The Company leases office and warehouse space, vehicles and certain office equipment from various lessors including a related party. See Note 13 of Notes to Consolidated Financial Statements for information regarding related parties. Lease terms vary in duration and include various option periods. The leases generally require the Company to pay taxes and insurance. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year as of January 5, 2002, including the lease with the related party, are as follows:

(in thousands)
Fiscal Year
-----------------------------
2002                           $ 6,000
2003                             5,108
2004                             2,802
2005                             2,240
Thereafter                         740
                               -------
Total minimum lease payments   $16,890
                               =======


     Employment Agreements- The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

10.  EMPLOYEE  BENEFIT  PLANS

     The Company has a savings plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. Beginning January 6, 1998, the Company made contributions to the plan based on a participant's annual pay.
     Contributions made by the Company for fiscal 2000 and 2001 were approximately $317 thousand and $418 thousand, respectively.

     The Company has a stock purchase plan (the "1998 plan") under Section 423 of the Internal Revenue Code of 1986, as amended. The 1998 plan provides substantially all employees of the Company with an opportunity to purchase through payroll deductions up to 2,000 shares of common stock of the Company with a maximum market value of $25,000. The purchase price per share is determined by whichever of two prices is lower: 85% of the closing market price of the Company's common stock in the first trading date of an offering period (grant date), or 85% of the closing market price of the Company's common stock in the last trading date of an offering period (exercise date). 200,000 shares of common stock of the Company are reserved for issuance under the 1998 plan. The Board of Directors of the Company may at any time terminate or amend the 1998 plan. The 1998 plan will terminate twenty years from the effective date unless sooner terminated.

11.  MAJOR  CUSTOMERS

     During fiscal 1999, 2000, and 2001, no customer accounted for more than 10% of the Company's total net sales and revenues.

12.  ACQUISITIONS

     During fiscal 1999, the Company completed two acquisitions. The total consideration given consisted of $4.2 million in cash, subordinated notes of $2.6 million and 39 thousand unregistered shares of the Company's stock with an approximate value of $0.6 million. Additionally, the purchase price will be adjusted for any potential earn outs. Interest on the subordinated notes is payable quarterly. Principal in the amount of $0.6 million is payable in full on the anniversary date of closing and the $2.0 million of principal is payable in equal annual installments. The acquisitions were accounted for as purchases, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the dates of acquisition. The results of operations of the acquisitions are included in the consolidated statement of income from the dates of acquisition. If the 1999 acquisitions had occurred on January 6, 1999, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of income.

     During fiscal 2000, the Company completed four acquisitions. The total consideration given consisted of $15.2 million in cash, subordinated notes of $4.8 million. Additionally, the purchase price will be adjusted for any potential earn outs. Interest on the subordinated notes is payable quarterly. Principal in the amount of $0.2 million was a 90 day note paid in full in 2000, and the $4.6 million of principal is payable in equal annual installments commencing on the first anniversary of closing. The acquisitions were accounted for as purchases, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the dates of acquisition. The results of operations of the acquisitions are included in the consolidated statement of income from the dates of acquisition. If the 2000 acquisitions had occurred on January 6, 2000, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of income.

     During fiscal 2001, the Company completed three acquisitions. The total consideration given consisted of $8.0 million in cash, subordinated notes of $1.3 million. Additionally, the purchase price will be adjusted for any potential earn outs. Interest on the subordinated notes is payable quarterly. Principal in the amount of $1.3 million is payable in equal annual installments commencing on the first anniversary of closing. The acquisitions were accounted for as purchases, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the dates of acquisition. The results of operations of the acquisitions are included in the consolidated statement of income from the dates of acquisition. If the 2001 acquisitions had occurred on January 6, 2001, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of income.


13.  RELATED  PARTY  TRANSACTIONS

     Leases- The Company leases its headquarters, distribution facility and the national training center from a company that is controlled by the Chief Executive Officer of the Company. It is a triple net lease agreement, which expires in the year 2010. Base rental for fiscal 1999, 2000 and 2001 was approximately $0.9, $1.1 and $1.2 million, respectively. The annual rental for these properties was determined on the basis of a fair market value rental opinion provided by an independent real estate company, which was updated in 2000. In addition, the Company pays for the business use of real estate that is owned by the Chief Executive Officer of the Company. During fiscal years 1999, 2000 and 2001, the Company paid $95 thousand each year in connection with this real estate.

     A director of the Company is President of Information Leasing Corporation ("ILC"). In the first quarter of fiscal 2000, the Company sold certain leases to ILC for $5.0 million. See Note 19 of Notes to Consolidated Financial Statements for information regarding the sale of substantially all of the assets of TIFS to ILC.

     Investment in Lease Residuals - The Company participates in a Remarketing and Agency Agreement ("Agreement") with Information Leasing Corporation ("ILC") whereby the Company obtains rights to 50% of lease residual values for services rendered in connection with locating the lessee, selling the equipment to ILC and agreeing to assist in remarketing the used equipment.

     During fiscal 1999, 2000 and 2001 the Company sold equipment and related support services to ILC, for lease to ILC's customers, in amounts of $0.6 million, $2.8 million and $2.3 million, respectively.

     The Company also purchases residuals associated with separate leasing arrangements entered into by ILC. Such transactions do not involve the sale of equipment and related support services by the Company to ILC. Residuals acquired in this manner are accounted for at cost.

     The carrying value of investments in lease residuals is $2.3 million and $1.3 million as of January 5, 2001 and 2002, respectively and is included in long-term net investment in leases. Investments in lease residuals are evaluated on a quarterly basis, and are subject only to downward market adjustments until ultimately realized through a sale or re-lease of the equipment.


14.  SUPPLEMENTAL  CASH  FLOW  DISCLOSURES

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)                                 Fiscal Years
                                       ----------------------------
                                         1999      2000      2001
                                       --------  --------  --------
Interest paid                          $ 3,704   $ 4,341   $ 2,181
                                       ========  ========  ========
Income taxes paid                      $17,799   $20,206   $ 3,661
                                       ========  ========  ========
Additions to goodwill for adjustments
  to acquisition assets                $ 3,147   $ 1,119   $ 1,788
                                       ========  ========  ========

Business combinations accounted
for as purchases:
  Assets acquired                      $10,497   $28,602   $14,153
  Liabilities assumed                   (3,166)   (8,581)   (4,854)
  Notes payable                         (2,553)   (4,795)   (1,328)
  Stock issued                            (556)        -         -
                                       ========  ========  ========
  Net cash paid                        $ 4,222   $15,226   $ 7,971
                                       ========  ========  ========


15.  TREASURY  STOCK

     On September 19, 2001, the Company's Board of Directors authorized a program to repurchase up to 100,000 shares of the Company's outstanding stock at market price. During the third quarter 2001, the Company repurchased 33,000 shares of stock at a cost of $0.4 million. During the fourth quarter 2001, the Company repurchased 11,000 shares of stock at a cost of $0.1 million.


16.  STOCKHOLDERS'  EQUITY  AND  STOCK  OPTION  PLANS

     The Company's 1992 Non-Qualified and Incentive Stock Option Plan provides certain employees of the Company with options to purchase common stock of the Company through options at an exercise price equal to the market value on the date of grant. 5,300,000 shares of the common stock of the Company are reserved for issuance under the plan. The plan will terminate ten years from the date of adoption. See Note 19 of Notes to Consolidated Financial Statements for subsequent event disclosure on "Stock Option Plans." Stock options granted under the plan are exercisable in accordance with various terms as authorized by the Compensation Committee. To the extent not exercised, options will expire not more than ten years after the date of grant.

     The Company's 1992 Outside Directors' Stock Option Plan provides outside directors of the Company with options to purchase common stock of the Company at an exercise price equal to the market value of the shares at the date of grant. 262,500 shares of common stock of the Company are reserved for issuance under the plan. The plan will terminate ten years from the date of adoption. See Note 19 of Notes to Consolidated Financial Statements for subsequent event disclosure on "Stock Option Plans." Pursuant to the plan, an option to purchase 10,000 shares of common stock automatically will be granted on the first day of the initial term of a director. An additional 2,500 shares of common stock automatically will be granted to an eligible director upon the first day of each consecutive year of service on the board. Options may be exercised after one year from the date of grant for not more than one-third of the shares subject to the option and an additional one-third of the shares subject to the option may be exercised for each of the next two years thereafter. To the extent not exercised, options will expire five years after the date of grant.

     The following summarizes the stock option transactions under the plans for the three fiscal years ended January 5, 2002:

                                                 Weighted Average
                                       Shares     Exercise price
                                     ----------  -----------------
Options outstanding January 5, 1999    588,259   $           13.97
Granted                                811,852               16.02
Exercised                              (68,961)               7.98
Forfeitures                           (189,677)              17.74
                                     ----------
Options outstanding January 5, 2000  1,141,473               15.14
Granted                              1,580,360               15.01
Exercised                             (726,867)              13.20
Forfeitures                           (359,572)              18.40
                                     ----------
Options outstanding January 5, 2001  1,635,394               15.16
Granted                                821,576               13.76
Exercised                             (115,368)              10.33
Forfeitures                           (422,952)              15.79
                                     ----------
Options outstanding January 5, 2002  1,918,650   $           14.64
                                     ==========

     The following summarizes options outstanding and exercisable at January 5, 2002:

                             Options Outstanding                       Options Exercisable
                  ----------------------------------------------  ----------------------------
                    Number      Weighted Avg.                       Number
Range of          Outstanding     Remaining       Weighted Avg.   Exercisable   Weighted Avg.
Exercise Prices    at 1/5/02   Contractual Life  Exercise Price    at 1/5/02   Exercise Price
----------------------------------------------------------------  ----------------------------
$  2.83 to $5.65      19,125              3.00  $          4.54       19,125  $          4.54
$  5.66 to $8.48      22,500              0.60  $          5.66       22,500  $          5.66
$ 8.49 to $11.30      73,001              3.50  $         10.74       50,000  $         10.69
$11.31 to $14.13     691,803              3.50  $         12.60      444,165  $         12.80
$14.14 to $16.95     635,040              4.30  $         15.01      216,678  $         15.17
$16.96 to $19.78     378,681              5.00  $         17.63      109,061  $         17.58
$19.79 to $22.60      86,000              2.10  $         21.78       82,667  $         21.78
$22.61 to $25.43      10,000              1.20  $         23.56       10,000  $         23.56
$25.44 to $28.25       2,500              1.50  $         26.50        2,500  $         26.50
                  -----------                                     -----------
                    1,918,650                                         956,696
                  ===========                                     ===========

     The weighted average fair value at date of grant for options granted during fiscal 1999, 2000 and 2001 was $5.79, $7.48 and $6.05, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                       Fiscal 1999   Fiscal 2000   Fiscal 2001
                       ------------  ------------  ------------
Expected life (years)          2.0           3.7           3.3
Interest rate                  6.4%          4.7%          4.5%
Volatility                      60%           62%           57%
Dividend yield                   0%            0%            0%

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1999, 2000 and 2001 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per
share amounts)                              Fiscal 1999   Fiscal 2000   Fiscal 2001
                                            ------------  ------------  ------------
Net income - as reported                    $     24,882  $     29,488  $      7,809
Net income - pro forma                      $     20,854  $     23,342  $      5,015
Net income per common share - as reported
  Basic                                             2.12          2.42          0.62
  Diluted                                           2.11          2.38          0.61
Net income per common share - pro forma
  Basic                                             1.78          1.91          0.40
  Diluted                                           1.77          1.88          0.39

17.  LITIGATION

     On April 13, 2001, the Company recorded a settlement of the litigation with FTA Enterprises, Inc. and expensed it in the first quarter of fiscal 2001. The settlement of $1.0 million was paid in cash in the second quarter of fiscal 2001.

     There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.


18.  SEGMENT  INFORMATION  AND  CONCENTRATIONS

     Segment Information - The Company operates in three industry segments: products, services and leasing. The products segment is primarily engaged in the sale and distribution of computers, hardware, software and related products. The Company offers products from an array of manufacturers including Cisco, Computer Associates, Sun, Oracle, EMC, Compaq, Hewlett-Packard, IBM, Microsoft, Nortel Networks, Novell, Palm Computing, Veritas, Symantec, Lexmark and Panasonic. As a service solution provider, the Company offers three categories of service: enterprise consulting services, complete infrastructure solutions and lifecycle service offerings that are required to develop, deploy and support IT strategies. Enterprise consulting services includes E-business application development with infrastructure platform consulting, design and implementation. It includes platforms such as Oracle, Sieble, Citrix, Crossworlds and IBM's Websphere. Complete infrastructure solutions portfolio includes internet infrastructure solutions, enterprise management services, network infrastructure services and network integration solutions. Internet infrastructure solutions include services to assist customers in implementing network and server infrastructure components. Enterprise management services monitor the network buildup and broadband implementation services. Network infrastructure services include LAN/WAN/SAN/NAS implementation services. These services assist the customer in installing and implementing an internal network infrastructure that includes cabling, network equipment consulting, implementation and support; internet protocol telephony services for maximizing voice/data circuits, wireless LAN design and implementation and storage services that provide consulting, design, installation and support on storage area networks and network attached storage implementations. Network integration solutions provide services to assist customers in implementing thin client/server based computing, groupware design/implementation and system/application enablement. Lifecycle service offerings consist of desktop management services that involves assisting customers in project roll-outs, installation of personal computer systems, peripherals and accessories; warranty and non-warranty repair and maintenance, redeployment and end-of-life services. The Company has achieved Gold Authorization from Cisco. The Company has also been awarded 2 specializations from Cisco; Voice Access and IP Telephony, which gives customers access to specialized knowledge and expertise to consult, design and implement converged voice and data telephony circuits and wireless LAN implementations. The leasing segment primarily provides in-house leasing services to the Company's products and services customers. See Note 19 of Notes to Consolidated Financial Statements for information regarding the sale of substantially all of the assets of TIFS. The Company leases many types of equipment with the predominant focus on notebook and desktop personal computers, communication products and high-powered servers. The Company provides products and services primarily to large and medium sized corporate, health care, governmental, financial and educational customers. The Company has no operations outside the United States. The accounting policies of the segments are the same as those discussed in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units. Intersegment sales and transfers are not significant.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                             Fiscal  1999
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenue                        $ 648,924  $ 103,821  $  4,012  $     756,757
Income from operations         $  22,954  $  21,111  $  1,446  $      45,511
Total assets                   $ 229,903  $  55,043  $ 48,195  $     333,141
Capital expenditures           $   3,435  $     492  $    722  $       4,649
Depreciation and amortization  $   4,986  $   1,342  $  1,185  $       7,513

                                             Fiscal  2000
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenue                        $ 775,299  $ 139,444  $ 10,395  $     925,138
Income from operations         $  22,742  $  26,622  $  3,335  $      52,699
Total assets                   $ 222,984  $  69,652  $ 68,632  $     361,268
Capital expenditures           $   3,967  $     729  $    953  $       5,649
Depreciation and amortization  $   7,310  $   1,749  $  1,285  $      10,344

                                              Fiscal  2001
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenue                        $ 658,854  $ 140,466  $  9,894  $     809,214
Income from operations         $   3,481  $   8,537  $  2,323  $      14,341
Total assets                   $ 215,181  $  61,090  $ 65,447  $     341,718
Capital expenditures           $   4,101  $     610  $    540  $       5,251
Depreciation and amortization  $   9,322  $   2,228  $    977  $      12,527

     Concentrations - During fiscal 1999, 2000, and 2001 approximately 32.2%, 29.6% and 24.1% respectively, of the Company's total net sales and revenues were derived from its top ten customers. During fiscal 1999 and fiscal 2001, no customer accounted for more than 10% of the Company's net sales and revenues for either the products or services segments. During fiscal 2000, MCI Worldcom accounted for approximately 10.4% of the total net sales and revenues for the products segment.

19.  SUBSEQUENT  EVENTS

     Sale of substantially all of the assets of TIFS - On February 28, 2002, the Company announced the signing of a definitive purchase agreement to sell substantially all of the net assets of its wholly owned subsidiary-TIFS to ILC, the leasing division of The Provident Bank of Cincinnati, Ohio. ILC is paying book value for net assets and liabilities approximating $3 million to $4 million. ILC is also immediately liquidating acquired debt, related to leased assets, owed by TIFS to the Company in the approximate amount of $20.4 million. The closing is expected to occur by April 16, 2002. As part of the transaction, the Company has agreed to an exclusive seven-year vendor agreement, whereby the Company will be commissioned on lease transactions referred to and accepted by ILC.

     Stock Option Plans- In April 2002, the Company's 1992 Non-Qualified and Incentive Stock Option Plan and the Company's 1992 Outside Directors' Stock Option Plan terminated. The Company intends to adopt a new 2002 Non-Qualified and Incentive Stock Option Plan and a new Outside Directors' Stock Option Plan, which will be substantially similar in nature to the 1992 Option Plans, and submit same to the shareholders for approval.