Form 10-Q
period 2002-04-05
POMEROY COMPUTER RESOURCES INC
filed 2002-05-20
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 5, 2002


                                       OR


( )     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934


For  the  transition  period  from              to


Commission  file  number  0-20022


                        POMEROY COMPUTER RESOURCES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                     31-1227808
--------                                     ----------------------------------
(State or jurisdiction of incorporation     (IRS Employer Identification Number)
or  organization)


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
YES  X     NO
    ---       ---
The number of shares of common stock outstanding as of May 9, 2002 was 12,818,666.


                                    1 of 15

                        POMEROY COMPUTER RESOURCES, INC.

                                TABLE OF CONTENTS


Part I.    Financial Information
           Item 1.                Financial Statements:                     Page
                                                                            ----

                                  Consolidated Balance Sheets as of            3
                                  January 5, 2002 and April 5, 2002

                                  Consolidated Statements of Income for        5
                                  the Three Months Ended April 5, 2001
                                  and 2002

                                  Consolidated Statements of Cash Flows        6
                                  for the Three Months Ended April 5, 2001
                                  and 2002

                                  Notes to Consolidated Financial              7
                                  Statements

           Item 2.                Management's Discussion and Analysis of     12
                                  Financial Condition and Results of
                                  Operations

Part II.   Other Information                                                  15

SIGNATURE                                                                     15


                                    2 of 15

                        POMEROY COMPUTER RESOURCES, INC.
                        --------------------------------

                          CONSOLIDATED BALANCE SHEETS



(in thousands)                                                 January 5,   April 5,
                                                                  2002        2002
                                                               -----------  ---------
ASSETS

Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,875  $      12

Accounts receivable:
   Trade, less allowance of $627 and $645 at January 5, 2002
      and April 5, 2002, respectively . . . . . . . . . . . .      142,356    124,113
   Vendor receivables, less allowance of $16,112 at  both
      January 5, 2002 and April 5, 2002 . . . . . . . . . . .       24,219     18,666
   Net investment in leases . . . . . . . . . . . . . . . . .       35,809     32,834
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .        5,413      4,596
                                                               -----------  ---------
         Total receivables. . . . . . . . . . . . . . . . . .      207,797    180,209
                                                               -----------  ---------

Inventories . . . . . . . . . . . . . . . . . . . . . . . . .       20,876     19,824
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,468      8,827
                                                               -----------  ---------
         Total current assets.. . . . . . . . . . . . . . . .      240,016    208,872
                                                               -----------  ---------

Equipment and leasehold improvements:
  Furniture, fixtures and equipment . . . . . . . . . . . . .       29,920     29,979
  Leasehold improvements. . . . . . . . . . . . . . . . . . .        5,700      5,674
                                                               -----------  ---------
        Total . . . . . . . . . . . . . . . . . . . . . . . .       35,620     35,653

  Less accumulated depreciation . . . . . . . . . . . . . . .       17,070     17,492
                                                               -----------  ---------
      Net equipment and leasehold improvements. . . . . . . .       18,550     18,161
                                                               -----------  ---------

Net investment in leases. . . . . . . . . . . . . . . . . . .       22,438     21,890
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . .       57,454     58,572
Intangible assets . . . . . . . . . . . . . . . . . . . . . .        1,060        925
Other assets. . . . . . . . . . . . . . . . . . . . . . . . .        2,200      1,751
                                                               -----------  ---------
         Total assets . . . . . . . . . . . . . . . . . . . .  $   341,718  $ 310,171
                                                               ===========  =========

                See notes to consolidated financial statements.


                                    3 of 15

                        POMEROY COMPUTER RESOURCES, INC.
                        --------------------------------

                           CONSOLIDATED BALANCE SHEETS


(in thousands)                                                 January 5,   April 5,
                                                                  2002        2002
                                                               -----------  ---------
LIABILITIES AND EQUITY

Current Liabilities:
 Current portion of notes payable . . . . . . . . . . . . . .  $    27,190  $  23,692
 Accounts payable . . . . . . . . . . . . . . . . . . . . . .       86,447     66,176
 Bank notes payable . . . . . . . . . . . . . . . . . . . . .       11,882        709
 Deferred revenue . . . . . . . . . . . . . . . . . . . . . .        2,751      2,636
 Other current liabilities. . . . . . . . . . . . . . . . . .       11,908     10,722
                                                               -----------  ---------
         Total current liabilities. . . . . . . . . . . . . .      140,178    103,935
                                                               -----------  ---------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . .       10,213      9,862
Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . .          565        565

 Equity:
   Preferred stock,  $.01 par value; authorized 2,000 shares
      (no shares issued or outstanding) . . . . . . . . . . .            -          -
   Common stock, $.01 par value; authorized 20,000 shares
      (12,759 and 12,796 shares issued at January 5, 2002
      and April 5, 2002, respectively). . . . . . . . . . . .          128        128
   Paid in capital. . . . . . . . . . . . . . . . . . . . . .       80,487     80,871
   Retained earnings. . . . . . . . . . . . . . . . . . . . .      110,979    115,642
                                                               -----------  ---------
                                                                   191,594    196,641
    Less treasury stock, at cost (75 shares at January 5,
      2002 and April 5, 2002) . . . . . . . . . . . . . . . .          832        832
                                                               -----------  ---------
         Total equity . . . . . . . . . . . . . . . . . . . .      190,762    195,809
                                                                -----------  ---------
        Total liabilities and equity . . . . . . . . . . . .  $   341,718  $ 310,171
                                                               ===========  =========

                       See notes to financial statements.


                                    4 of 15

                        POMEROY COMPUTER RESOURCES, INC.
                        --------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)


                                          Three Months Ended
                                        ----------------------
                                         April 5,    April 5,
                                           2001        2002
                                        ----------  ----------
Net sales and revenues:
 Sales-equipment, supplies and leasing  $ 161,974   $ 153,453
 Service . . . . . . . . . . . . . . .     33,722      32,895
                                        ----------  ----------
    Total net sales and revenues . . .    195,696     186,348
                                        ----------  ----------

Cost of sales and service:
 Sales-equipment, supplies and leasing    145,939     139,836
 Service . . . . . . . . . . . . . . .     25,009      22,692
                                        ----------  ----------
    Total cost of sales and service. .    170,948     162,528
                                        ----------  ----------

         Gross margin. . . . . . . . .     24,748      23,820
                                        ----------  ----------

Operating expenses:
   Selling, general and administrative     14,778      13,813
   Rent expense. . . . . . . . . . . .        917         915
   Depreciation. . . . . . . . . . . .      1,106       1,176
   Amortization. . . . . . . . . . . .      1,346         271
   Litigation settlement . . . . . . .      1,000           -
                                        ----------  ----------
         Total operating expenses. . .     19,147      16,175
                                        ----------  ----------

Income from operations . . . . . . . .      5,601       7,645
                                        ----------  ----------

Other expense (income):
   Interest expense. . . . . . . . . .        881         126
   Miscellaneous . . . . . . . . . . .        (77)         (2)
                                        ----------  ----------
         Total other expense . . . . .        804         124
                                        ----------  ----------

   Income  before income tax . . . . .      4,797       7,521
   Income tax expense. . . . . . . . .      1,871       2,858
                                        ----------  ----------

   Net income. . . . . . . . . . . . .  $   2,926   $   4,663
                                        ==========  ==========

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . .     12,576      12,698
                                        ==========  ==========
   Diluted . . . . . . . . . . . . . .     12,717      12,789
                                        ==========  ==========

Earnings per common share:
   Basic . . . . . . . . . . . . . . .  $    0.23   $    0.37
                                        ==========  ==========
   Diluted . . . . . . . . . . . . . .  $    0.23   $    0.36
                                        ==========  ==========

                       See notes to financial statements.


                                    5 of 15

                        POMEROY COMPUTER RESOURCES, INC.
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



(in thousands)                                        Three Months Ended
                                                    ----------------------
                                                     April 5,    April 5,
                                                       2001        2002
                                                    ----------  ----------
Cash Flows from Operating Activities:
   Net income. . . . . . . . . . . . . . . . . . .  $   2,926   $   4,663
   Adjustments to reconcile net income to net cash
flows from operating activities:
   Depreciation. . . . . . . . . . . . . . . . . .      1,752       1,366
   Amortization. . . . . . . . . . . . . . . . . .      1,380         343
   Deferred income taxes . . . . . . . . . . . . .       (150)          -
   Loss on sale of fixed assets. . . . . . . . . .        114         146
Changes in working capital accounts, net of
effects of acquisitions:
      Receivables. . . . . . . . . . . . . . . . .     13,800      24,077
      Inventories. . . . . . . . . . . . . . . . .        692         758
      Prepaids . . . . . . . . . . . . . . . . . .      2,436        (431)
      Net investment in leases . . . . . . . . . .      3,315       3,531
      Accounts payable . . . . . . . . . . . . . .     (7,974)    (20,251)
      Deferred revenue . . . . . . . . . . . . . .     (4,061)       (115)
      Income tax payable . . . . . . . . . . . . .       (899)       (972)
      Other, net . . . . . . . . . . . . . . . . .        649         154
                                                    ----------  ----------
   Net operating activities. . . . . . . . . . . .     13,980      13,269
                                                    ----------  ----------
Cash Flows from Investing Activities:
   Capital expenditures. . . . . . . . . . . . . .     (1,007)       (870)
   Proceeds from sale of fixed assets. . . . . . .          -          34
   Acquisition of subsidiary companies, net of
      cash acquired. . . . . . . . . . . . . . . .       (164)       (656)
                                                    ----------  ----------
   Net investing activities. . . . . . . . . . . .     (1,171)     (1,492)
                                                    ----------  ----------
Cash Flows from Financing Activities:
   Payments under notes payable. . . . . . . . . .     (4,552)     (8,440)
   Proceeds under notes payable. . . . . . . . . .      4,016       4,590
   Net payments under bank notes payable.. . . . .    (11,252)    (11,174)
   Proceeds from exercise of stock options . . . .         38         384
                                                    ----------  ----------
   Net financing activities. . . . . . . . . . . .    (11,750)    (14,640)
                                                    ----------  ----------

Increase (decrease) in cash. . . . . . . . . . . .      1,059      (2,863)
Cash:
   Beginning of period . . . . . . . . . . . . . .      1,097       2,875
                                                    ----------  ----------
   End of period . . . . . . . . . . . . . . . . .  $   2,156   $      12
                                                    ==========  ==========

                       See notes to financial statements.


                                    6 of 15

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis  of  Presentation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the three-month period ended April 5, 2002 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2003.

2.   Cash  and  Bank  Notes  Payable

     The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as a payment towards the Company's credit facility. As a result, the Company maintains minimal cash in its bank account. At January 5 and April 5, 2002, bank notes payable include $3.4 million and $5.4 million, respectively, of overdrafts in accounts with a participant bank to the Company's credit facility. These amounts were subsequently funded through the normal course of business.

3.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                                       Three Months Ended April 5,
                                ---------------------------------------
                                       2001                2002
                                ---------------------  ----------------
                                            Per Share         Per Share
                                 Shares      Amount    Shares   Amount
                                ---------  ----------  ------  --------
            Basic EPS              12,576  $     0.23  12,698  $  0.37
            Effect of dilutive
              Stock options           141           -      91    (0.01)
                                ---------  ----------  ------  --------
            Diluted EPS            12,717  $     0.23  12,789  $  0.36
                                =========  ==========  ======  ========


                                    7 of 15

4.   Goodwill  and  Other  Intangible  Assets-Adoption  of  Statement  142

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     - All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
     - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
     - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 6, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
     - Effective January 6, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
     - All acquired goodwill must be assigned to reporting units for purposes of impairment testing.

     The Company adopted SFAS 142 in the first quarter of fiscal 2002. The Company has determined that all its intangible assets have definite lives and will continue to amortize these assets over their estimated useful lives and will review for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". As a result, the Company has recognized no transitional impairment loss in the first quarter of fiscal 2002 in connection with the adoption of SFAS 142 for intangible assets with indefinite lives. For the first quarter of fiscal 2002, the Company no longer amortized goodwill in accordance with SFAS 142. By July 5, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 6, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized as a cumulative effect of a change in accounting principle. Management has not determined the impact on the Company's financial position or results of operations for the transitional testing of goodwill.


                                    8 of 15

Intangible assets consist of the following:

(in thousands)                    Gross         Net         Gross       Net
                                Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                                 Amount    Amortization    Amount     Amount    Amortization    Amount
                                1/5/2002     1/5/2002     1/5/2002   4/5/2002     4/5/2002     4/5/2002
                                ---------  -------------  ---------  ---------  -------------  ---------
Amortized intangible assets:
  Covenants not to compete      $   1,171  $         653  $     518  $   1,226  $         752  $     474
  Customer lists                      477            236        241        477            254        223
  Intangibles                         563            263        301        563            335        228
                                ---------  -------------  ---------  ---------  -------------  ---------
  Total amortized intangibles   $   2,211  $       1,152  $   1,060  $   2,266  $       1,341  $     925
                                =========  =============  =========  =========  =============  =========

Projected future amortization expense related to intangible assets with definite lives are as follows:

(in thousands)
Fiscal Years:

     2002         $   531  April 6, 2002 - January 5, 2003
     2003             243
     2004             118
     2005              33
     2006               -
                  -------
    Total         $   925
                  =======

For the quarter ended April 5, 2001, amortization expense related to goodwill was $1,060 thousand. Amortization expense related to intangibles assets was $131 thousand of which $34 thousand was reported under the caption "cost of sales" or "selling, general and administrative" expenses. Amortization expense associated with assets reported under the caption "other current assets" was $189 thousand.

For the quarter ended April 5, 2002, there was no amortization expense related to goodwill. Amortization expense related to intangibles assets was $189 thousand of which $72 thousand was reported under the caption "cost of sales" or "selling, general and administrative" expenses. Amortization expense associated with assets reported under the caption "other current assets" was $154 thousand.


The changes in the net carrying amount of goodwill for the quarter ended April 5, 2002 by segment are as follows:

(in thousands)                           Products   Services   Consolidated
                                         ---------  ---------  -------------
Net carrying amount as of 1/5/02         $  40,812  $  16,642  $      57,454
Goodwill recorded during first quarter         407        711          1,118
                                         ---------  ---------  -------------
Net carrying amount as of 4/5/02         $  41,219  $  17,353  $      58,572
                                         =========  =========  =============


                                    9 of 15

Pro forma net income and net income per share exclusive of amortization expense are as follows:

(in thousands, except per share data)      Three Months Ended April 5,
                                           ------------------------
                                               2001         2002
                                           -----------  -----------
Reported net income                        $     2,926  $     4,663
Add back:  Goodwill amortization                   647            -
                                           -----------  -----------
Adjusted net income                        $     3,573  $     4,663
                                           ===========  ===========

Basic earnings per share:
Reported net income                        $      0.23  $      0.37
Goodwill amortization                             0.05            -
                                           -----------  -----------
Adjusted net income                        $      0.28  $      0.37
                                           ===========  ===========

Diluted earnings per share:
Reported net income                        $      0.23  $      0.36
Goodwill amortization                             0.05            -
                                           -----------  -----------
Adjusted net income                        $      0.28  $      0.36
                                           ===========  ===========

5.   Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                               Three Months Ended April 5,
                               ------------  ------------
                                 2001             2002
                               ------------  ------------
Interest paid                  $      1,045  $        115
                               ============  ============
Income taxes paid              $      1,407  $      3,830
                               ============  ============
Adjustments to purchase price
 of acquisition assets         $        354  $        516
                               ============  ============

6.   Litigation

There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.


                                    10 of 15

7.   Segment Information

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                         Three Months Ended April 5, 2001
                               --------------------------------------------------
                               Products   Services      Leasing     Consolidated
                               ---------  ---------  -------------  -------------
Revenues                       $ 159,375  $  33,722  $       2,599  $     195,696
Income from operations             4,022      1,208            371          5,601
Total assets                     212,757     61,274         65,717        339,748
Capital expenditures                 750         56            201          1,007
Depreciation and amortization      2,227        573            332          3,132


                                         Three Months Ended April 5, 2002
                               --------------------------------------------------
                               Products   Services      Leasing     Consolidated
                               ---------  ---------  -------------  -------------
Revenues                       $ 150,753  $  32,895  $       2,700  $     186,348
Income from operations             2,693      3,968            984          7,645
Total assets                     195,002     54,209         60,960        310,171
Capital expenditures                 651        101             84            836
Depreciation and amortization      1,264        267            178          1,709

8.   Assets Held For Sale

     On February 28, 2002 the Company entered into a definitive purchase agreement to sell substantially all of the net assets of its wholly owned subsidiary - Technology Integration Financial Services, Inc. ("T.I.F.S.") to Information Leasing Corporation ("ILC"), the leasing division of the Provident Bank of Cincinnati, Ohio. On April 16, 2002 the Company closed the sale of a majority of the assets of its wholly owned subsidiary T.I.F.S. to ILC. Vincent D. Rinaldi, a Director of the Company, is the President of ILC. ILC will pay the Company book value for the net assets of T.I.F.S. as of April 16, 2002. At the time of the closing, ILC paid the Company book value for the net assets of T.I.F.S. as of January 5, 2002, which was approximately $3.1 million. The purchase price will be adjusted upon the finalization of the April 16, 2002 book value for the net assets. Accordingly, no gain or loss will be recognized on this transaction. In addition, ILC assumed and liquidated at the time of the closing approximately $18.9 million of the Company's debt related to leased assets owed by T.I.F.S as of April 5, 2002. This amount will also be adjusted as of April 16, 2002. As part of the transaction, the Company signed an exclusive seven-year vendor agreement whereby the Company is appointed as an agent for remarketing and reselling of the leased equipment sold. The Company will be paid a commission on future lease transactions referred to and accepted by ILC and will act as the remarketing and reselling agent for such future leased equipment.


                                    11 of 15

     The following table identifies the assets and liabilities as of April 5, 2002, which were sold on April 16, 2002:

     (In thousands)

     Cash                                  $   (18)
     Accounts receivable                     1,709
     Net investment in leases               51,315
     Other                                     483
                                           --------
       Total assets                        $53,489
                                           ========

     Current and long term notes payable   $29,565
     Intercompany debt                      15,116
     Other                                   4,498
                                           --------
       Total liabilities                   $49,179
                                           ========


     See the Company's filing on Form 8-K dated May 1, 2002 for more information on the sale.

9.   Subsequent Event

     Stock  Option  Plans
     In April 2002, the Company's 1992 Non-Qualified and Incentive Stock Option Plan and the Company's 1992 Outside Directors' Stock Option Plan terminated. On March 27, 2002, the Company adopted the 2002 Non-Qualified and Incentive Stock Option Plan and the 2002 Outside Directors' Stock Option Plan, which is substantially similar in nature to the terminated 1992 Option Plans. These 2002 Option Plans will be submitted to the shareholders for approval on June 13, 2002.



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


                                    12 of 15

                        POMEROY COMPUTER RESOURCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues decreased $9.4 million, or 4.8%, to $186.3 million in the first quarter of fiscal 2002 from $195.7 million in the first quarter of fiscal 2001. This decrease was a result primarily of a continued industry-wide slowdown in technology spending and as a result of the Company's decision to take a fee from manufacturers related to certain sales transactions as opposed to recording top line revenues of approximately $7.8 million. Excluding acquisitions completed in fiscal year 2001, total net sales and revenues decreased 5.3%. Products and leasing sales decreased $8.5 million, or 5.2%, to $153.5 million in the first quarter of fiscal 2002 from $162.0 million in the first quarter of fiscal 2001. Excluding acquisitions completed in fiscal year 2001, products and leasing sales decreased 5.8%. Service revenues decreased $0.8 million, or 2.4%, to $32.9 million in the first quarter of fiscal 2002 from $33.7 million in the first quarter of fiscal year 2001. Excluding acquisitions completed in fiscal 2001, service revenues decreased 2.7%.

GROSS MARGINS. Gross margins increased to 12.8% in the first quarter of fiscal 2002 as compared to 12.6% in the first quarter of fiscal 2001. This net increase in gross margin is primarily the result of the increase in service gross margin associated with improved utilization of service personnel offset by the slight decrease in hardware gross margin. Service revenues increased to 17.7% of total net sales and revenues in the first quarter of fiscal 2002 compared to 17.2% of total net sales and revenues in the first quarter of fiscal 2001. Service gross margin increased to 42.8% of total gross margin in the first quarter of fiscal 2002 from 35.2% in the first quarter of fiscal 2001. This increase in gross margin is the result of improved utilization of service personnel. Factors that may have an impact on gross margin in the future include a decline in personnel utilization rates, the mix of products sold and services provided, a further decline of unit prices, the percentage of equipment or service sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues decreased to 7.9% in the first quarter of fiscal 2002 from 8.0% in the first quarter of fiscal 2001. The decrease is primarily the result of the reduction in selling and administrative staff. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 8.7% in the first quarter of fiscal 2002 from 9.8% in the first quarter of fiscal 2001. This decrease in total operating expenses is due to the decrease in selling, general and administrative expenses as discussed above, the elimination of amortization expense associated with the Company's goodwill, and the elimination of the litigation settlement fees reported in fiscal 2001.

INCOME FROM OPERATIONS. Income from operations increased $2.0 million, or 35.7%, to $7.6 million in the first quarter of fiscal 2002 from $5.6 million in the first quarter of fiscal 2001. The Company's operating margin increased to 4.1% in the first quarter of fiscal 2002 as compared to 2.9% in the first quarter of fiscal 2001. This increase is primarily due to the decrease in operating expenses and the increase in the Company's gross margin.

INTEREST EXPENSE. Interest expense decreased $0.8 million, or 88.9% to $0.1 million in the first quarter of fiscal 2002 from $0.9 million in the first quarter of fiscal 2001. This decrease was due to reduced borrowings as a result of improved cash flow management and a reduced interest rate charged by the lenders.

INCOME TAXES. The Company's effective tax rate was 38.0% in the first quarter of fiscal 2002 compared to 39.0% in the first quarter of fiscal 2001. The net decrease in the Company's effective tax rate is due to the change in goodwill amortization.

NET INCOME. Net income increased $1.8 million, or 62.1% to $4.7 million in the first quarter of fiscal 2002 from $2.9 million in the first quarter of fiscal 2001 due to the factors described above.


                                    13 of 15

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $13.3 million in the first three months of fiscal 2002. Cash used in investing activities was $1.5 million, which included $0.8 million for capital expenditures and $0.7 million for acquisitions completed in fiscal 2001. Cash used by financing activities was $14.6 million, which included $3.8 million of net payments under notes payables and $11.2 million of net payments under bank notes payable and offset by $0.4 million from the exercise of stock options.

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At April 5, 2002, these lines of credit totaled $84.0 million, including $72.0 million with Deutsche Financial Services ("DFS") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the DFS floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company's financing of receivables is provided through a portion of its credit facility with DFS. The $240.0 million credit facility has a three year term and includes $72.0 million for inventory financing, $144.0 million for working capital which is based upon accounts receivable financing, and a cash-flow component in the form of a $24.0 million term loan, which is not restricted to a borrowing base. Under the agreement, the credit facility provides a credit line of $144.0 million for accounts receivable financing. The accounts receivable and term loan portion of the credit facility carry a variable interest rate based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. At April 5, 2002, the amount outstanding was $0.7 million, including $5.4 million of overdrafts on the Company's books in accounts at a participant bank on the credit facility. The interest rate on the amount outstanding was 4.87%. The overdrafts were subsequently funded through the normal course of business. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants and restricted from paying dividends.

The funding of the Company's net investment in sales-type leases is provided by various financial institutions on a nonrecourse basis. On April 16, 2002, the Company closed the sale of a majority of the assets of its wholly owned leasing subsidiary- Technology Integration Financial Services, Inc. ("T.I.F.S."). ILC will pay the Company book value for the net assets of T.I.F.S. as of April 16, 2002. At the time of the closing, ILC paid the Company book value for the net assets of T.I.F.S. as of January 5, 2002, which was approximately $3.1 million. The purchase price will be adjusted upon the finalization of the April 16, 2002 book value for the net assets. In addition, ILC assumed and liquidated at the time of the closing approximately $18.9 million of the Company's debt related to leased assets owed by T.I.F.S as of April 5, 2002. This amount will also be adjusted as of April 16, 2002.

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


                                    14 of 15

                        POMEROY COMPUTER RESOURCES, INC.

                          PART II - OTHER INFORMATION

Items  1  to  3     None

Item  4  None

Item  5

Mr. Brian P. Rogan has been named Vice President of Sales and Strategic Alliances for the Company and his employment will commence effective April 15, 2002. Prior to joining the Company, Mr. Rogan served as Vice President of Global Sales for Cognizant Technology Solutions and as Vice President of Sales and Director for Keane's Notheast Region.

Item  6  Exhibits  and  Reports  on  Form  8-K
(a)  Exhibits

10 (I)       Material Agreements

             (l)(1) First  Amendment  to  Employment  Agreement  by  and between
                    Pomeroy Computer Resources, Inc. and Timothy E. Tonges, dated March 25, 2002

             (m)(1) First  Amendment  to  Employment  Agreement  by  and between
                    Pomeroy Computer Resources, Inc. and Michael Rohrkemper, dated March 1, 2002

11           Computation  of  Earnings  per  Share


(b)  Reports  on  Form  8-K
On May 1, 2002, the Company filed a Form 8-K with respect to the sale of substantially all the assets of its wholly owned subsidiary TIFS.



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

                                    POMEROY COMPUTER RESOURCES, INC.
                                    --------------------------------
                                    (Registrant)



Date:  May 20, 2002                 By: Michael  E.  Rohrkemper
                                    --------------------------------
                                    Chief Financial Officer and
                                    Chief Accounting Officer



                                    15 of 15