Form 10-Q
period 2002-07-05
POMEROY COMPUTER RESOURCES INC
filed 2002-08-13
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 5, 2002


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

YES  X   NO
   ----    ----
The number of shares of common stock outstanding as of August 1, 2002 was 12,846,761


                                    1 of 19

                                        POMEROY COMPUTER RESOURCES, INC.

                                               TABLE OF CONTENTS

Part I.    Financial Information

           Item 1.                Financial Statements:                                               Page
                                                                                                      ----

                                  Consolidated Balance Sheets as of
                                  January 5, 2002 and July 5, 2002                                       3

                                  Consolidated Statements of Income for
                                  The Three Months Ended July 5, 2001
                                  and July 5, 2002                                                       5

                                  Consolidated Statements of Income for
                                  the Six Months Ended July 5, 2001 and
                                  2002                                                                   6

                                  Consolidated Statements of Cash Flows
                                  for the Six Months Ended July 5, 2001 and 2002                         7

                                  Notes to Consolidated Financial
                                  Statements                                                             8

           Item 2.                Management's Discussion and Analysis of
                                  Financial Condition and Results of
                                  Operations                                                            14

Part II.   Other Information                                                                            18

SIGNATURE                                                                                               19


                                    2 of 19

                        POMEROY  COMPUTER  RESOURCES,  INC.

                            CONSOLIDATED BALANCE SHEETS

(in thousands)                                                   January 5,   July 5,
                                                                    2002        2002
                                                                 -----------  --------
ASSETS

Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,875  $  1,390

Accounts receivable:
  Trade, less allowance of $627 and $1,145 at January 5, 2002
    and July 5, 2002, respectively. . . . . . . . . . . . . . .      142,356   123,088
  Vendor receivables, less allowance of $16,112 at both
    January 5, 2002 and July 5, 2002. . . . . . . . . . . . . .       24,219    17,267
  Net investment in leases  . . . . . . . . . . . . . . . . . .       35,809     3,359
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,413     3,595
                                                                 -----------  --------
         Total receivables. . . . . . . . . . . . . . . . . . .      207,797   147,309
                                                                 -----------  --------

Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .       20,876    20,961
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,468     9,765
                                                                 -----------  --------
         Total current assets . . . . . . . . . . . . . . . . .      240,016   179,425
                                                                 -----------  --------

Equipment and leasehold improvements:
  Furniture, fixtures and equipment . . . . . . . . . . . . . .       29,920    31,412
  Leasehold improvements. . . . . . . . . . . . . . . . . . . .        5,700     5,772
                                                                 -----------  --------
        Total . . . . . . . . . . . . . . . . . . . . . . . . .       35,620    37,184

  Less accumulated depreciation . . . . . . . . . . . . . . . .       17,070    17,123
                                                                 -----------  --------
      Net equipment and leasehold improvements. . . . . . . . .       18,550    20,061
                                                                 -----------  --------

Net investment in leases. . . . . . . . . . . . . . . . . . . .       22,438     1,620
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . .       57,454    60,109
Intangible assets . . . . . . . . . . . . . . . . . . . . . . .        1,060       700
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .        2,200     1,955
                                                                 -----------  --------
         Total assets . . . . . . . . . . . . . . . . . . . . .  $   341,718  $263,870
                                                                 ===========  ========

                See notes to consolidated financial statements.


                                    3 of 19

                        POMEROY COMPUTER RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

(in thousands)                                                 January 5,   July 5,
                                                                  2002        2002
                                                               -----------  --------
LIABILITIES AND EQUITY

Current Liabilities:
  Current portion of notes payable. . . . . . . . . . . . . .  $    27,190  $  3,293
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .       86,447    46,373
  Bank notes payable. . . . . . . . . . . . . . . . . . . . .       11,882         -
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . .        2,751     2,415
  Other current liabilities . . . . . . . . . . . . . . . . .       11,908    10,026
                                                               -----------  --------
     Total current liabilities. . . . . . . . . . . . . . . .      140,178    62,107
                                                               -----------  --------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . .       10,213       664
Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . .          565         -

Equity:
  Preferred stock, $.01 par value; authorized 2,000 shares
  (no shares issued or outstanding) . . . . . . . . . . . . .            -         -
  Common stock, $.01 par value; authorized 20,000 shares
  (12,759 and 12,847 shares issued at January 5, 2002 and
  July 5, 2002, respectively. . . . . . . . . . . . . . . . .          128       128
  Paid in capital . . . . . . . . . . . . . . . . . . . . . .       80,487    81,534
  Retained earnings . . . . . . . . . . . . . . . . . . . . .      110,979   120,269
                                                               -----------  --------
                                                                   191,594   201,931

  Less treasury stock, at cost (75 shares at January 5, 2002
   and July 5, 2002). . . . . . . . . . . . . . . . . . . . .          832       832
                                                               -----------  --------
  Total equity. . . . . . . . . . . . . . . . . . . . . . . .      190,762   201,099
                                                               -----------  --------
  Total liabilities and equity. . . . . . . . . . . . . . . .  $   341,718  $263,870
                                                               ===========  ========

                See notes to consolidated financial statements.


                                    4 of 19

                   POMEROY COMPUTER RESOURCES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)       Three Months Ended
                                         ------------------------
                                           July 5,      July 5,
                                            2001         2002
                                         -----------  -----------
Net sales and revenues:
  Sales-equipment, supplies and leasing. $  170,102   $  162,923
  Service. . . . . . . . . . . . . . . .     35,234       33,657
                                         -----------  -----------
    Total net sales and revenues . . . .    205,336      196,580
                                         -----------  -----------

Cost of sales and service:
  Sales-equipment, supplies and leasing.    154,706      149,342
  Service. . . . . . . . . . . . . . . .     25,487       23,136
                                         -----------  -----------
    Total cost of sales and service . .     180,193      172,478
                                         -----------  -----------

         Gross margin . . . . . . . . .      25,143       24,102
                                         -----------  -----------

Operating expenses:
  Selling, general and administrative .      14,244       13,111
  Rent expense  . . . . . . . . . . . .         891          849
  Depreciation  . . . . . . . . . . . .       1,181        1,151
  Amortization  . . . . . . . . . . . .       1,370          225
  Provision for doubtful accounts . . .          60          500
  Restructuring charge  . . . . . . . .           -          487
                                         -----------  -----------
         Total operating expenses . . .      17,746       16,323
                                         -----------  -----------

Income from operations. . . . . . . . .       7,397        7,779
                                         -----------  -----------

Other expense (income):
  Interest expense  . . . . . . . . . .         484          199
  Miscellaneous . . . . . . . . . . . .         (42)          (6)
                                         -----------  -----------
         Net other expense. . . . . . .         442          193
                                         -----------  -----------

  Income before income tax  . . . . . .       6,955        7,586
  Income tax expense  . . . . . . . . .       2,712        2,959
                                         -----------  -----------

  Net income  . . . . . . . . . . . . .  $    4,243   $    4,627
                                         ===========  ===========

Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . .      12,591       12,743
                                         ===========  ===========
  Diluted . . . . . . . . . . . . . . .      12,673       12,872
                                         ===========  ===========

Earnings per common share:
  Basic . . . . . . . . . . . . . . . .  $     0.34   $     0.36
                                         ===========  ===========
  Diluted . . . . . . . . . . . . . . .  $     0.33   $     0.36
                                         ===========  ===========

                See notes to consolidated financial statements.


                                    5 of 19

                 POMEROY COMPUTER RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)       Six Months Ended
                                         ----------------------
                                           July 5,     July 5,
                                            2001        2002
                                         -----------  ---------
Net sales and revenues:
  Sales-equipment, supplies and leasing  $  332,076   $316,376
  Service . . . . . . . . . . . . . . .      68,956     66,552
                                         -----------  ---------
    Total net sales and revenues  . . .     401,032    382,928
                                         -----------  ---------

Cost of sales and service:
  Sales-equipment, supplies and leasing     300,645    289,178
  Service . . . . . . . . . . . . . . .      50,496     45,828
                                         -----------  ---------
    Total cost of sales and service . .     351,141    335,006
                                         -----------  ---------

         Gross margin . . . . . . . . .      49,891     47,922
                                         -----------  ---------

Operating expenses:
  Selling, general and administrative .      29,022     26,924
  Rent expense  . . . . . . . . . . . .       1,808      1,764
  Depreciation  . . . . . . . . . . . .       2,287      2,327
  Amortization  . . . . . . . . . . . .       2,716        496
  Provision for doubtful accounts . . .          60        500
  Litigation settlement . . . . . . . .       1,000          -
  Restructuring charge  . . . . . . . .           -        487
                                         -----------  ---------
         Total operating expenses . . .      36,893     32,498
                                         -----------  ---------

Income from operations. . . . . . . . .      12,998     15,424
                                         -----------  ---------

Other expense (income):
  Interest expense  . . . . . . . . . .       1,365        325
  Miscellaneous . . . . . . . . . . . .        (119)        (8)
                                         -----------  ---------
         Net other expense. . . . . . .       1,246        317
                                         -----------  ---------

  Income before income tax  . . . . . .      11,752     15,107
  Income tax expense  . . . . . . . . .       4,583      5,817
                                         -----------  ---------

  Net income  . . . . . . . . . . . . .  $    7,169   $  9,290
                                         ===========  =========

Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . .      12,584     12,720
                                         ===========  =========
  Diluted . . . . . . . . . . . . . . .      12,691     12,832
                                         ===========  =========

Earnings per common share:
  Basic . . . . . . . . . . . . . . . .  $     0.57   $   0.73
                                         ===========  =========
  Diluted . . . . . . . . . . . . . . .  $     0.56   $   0.72
                                         ===========  =========

                See notes to consolidated financial statements.


                                    6 of 19

                        POMEROY COMPUTER RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                        Six Months Ended
                                                    ----------------------
                                                     July 5,     July 5,
                                                       2001        2002
                                                    ----------  ----------
Cash Flows from Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . .  $   7,169   $   9,290
  Adjustments to reconcile net income to net cash
   flows from operating activities:
   Depreciation. . . . . . . . . . . . . . . . . .      3,577       2,841
   Amortization. . . . . . . . . . . . . . . . . .      2,716         496
   Deferred income taxes . . . . . . . . . . . . .       (300)     (1,251)
   Loss on sale of fixed assets. . . . . . . . . .      1,217         597
   Stock option extension. . . . . . . . . . . . .        265           -
   Changes in working capital accounts, net of
   effect of acquisitions/divestitures:
       Receivables . . . . . . . . . . . . . . . .     22,911      25,307
       Inventories . . . . . . . . . . . . . . . .      6,620        (391)
       Prepaids. . . . . . . . . . . . . . . . . .      2,068      (1,686)
       Net investment in leases. . . . . . . . . .      2,967         790
       Accounts payable. . . . . . . . . . . . . .      3,896     (36,150)
       Deferred revenue. . . . . . . . . . . . . .     (4,395)       (336)
       Income tax payable. . . . . . . . . . . . .     (1,648)     (3,269)
       Other, net. . . . . . . . . . . . . . . . .      1,399       1,425
                                                    ----------  ----------
Net operating activities . . . . . . . . . . . . .     48,462      (2,337)
                                                    ----------  ----------

Cash Flows from Investing Activities:
  Capital expenditures . . . . . . . . . . . . . .     (2,560)     (6,130)
  Proceeds from sale of fixed assets . . . . . . .          -         434
  Proceeds from sale of leasing segment. . . . . .          -      21,716
  Acquisition of subsidiary companies, net of
   cash acquired and investment in intangibles . .     (3,375)       (848)
                                                    ----------  ----------
Net investing activities . . . . . . . . . . . . .     (5,935)     15,172
                                                    ----------  ----------

Cash Flows from Financing Activities:
  Payments under notes payable . . . . . . . . . .    (12,469)     (8,385)
  Proceeds under notes payable . . . . . . . . . .      8,446       4,900
  Net payments under bank notes payable. . . . . .    (37,410)    (11,883)
  Proceeds from exercise of stock options. . . . .        262         810
  Proceeds from employee stock purchase plan . . .        274         238
                                                    ----------  ----------
  Net financing activities . . . . . . . . . . . .    (40,897)    (14,320)
                                                    ----------  ----------

Increase (decrease) in cash. . . . . . . . . . . .      1,630      (1,485)
Cash:
   Beginning of period . . . . . . . . . . . . . .      1,097       2,875
                                                    ----------  ----------
   End of period . . . . . . . . . . . . . . . . .  $   2,727   $   1,390
                                                    ==========  ==========

                See notes to consolidated financial statements.


                                    7 of 19

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis  of  Presentation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the six-month period ended July 5, 2002 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2003.

2.   Cash  and  Bank  Notes  Payable

     The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as payment towards the Company's credit facility. As of January 5, 2002, bank notes payable includes $3.4 million of overdrafts in accounts with a participant bank to the Company's credit facility. These amounts were subsequently funded through the normal course of business.

3.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                                Three Months Ended July 5,
                         ---------------------------------------
                               2001                 2002
                         -------------------  ------------------
                                  Per Share           Per Share
                         Shares    Amount     Shares    Amount
                         ------  -----------  ------  ----------
     Basic EPS           12,591  $     0.34   12,743  $     0.36
     Effect of dilutive
       Stock options         82       (0.01)     129           -
                         ------  -----------  ------  ----------
     Diluted EPS         12,673  $     0.33   12,872  $     0.36
                         ======  ===========  ======  ==========


                                 Six Months Ended July 5,
                         ---------------------------------------
                               2001                 2002
                         -------------------  ------------------
                                  Per Share            Per Share
                         Shares    Amount     Shares    Amount
                         ------  -----------  ------  ----------
     Basic EPS           12,584  $     0.57   12,720  $    0.73
     Effect of dilutive
       Stock options        107       (0.01)     112      (0.01)
                         ------  -----------  ------  ----------
     Diluted EPS         12,691  $     0.56   12,832  $    0.72
                         ======  ===========  ======  ==========


4.   Goodwill  and  Other  Intangible  Assets-Adoption  of  Statement  142


                                    8 of 19

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

     The Company adopted SFAS 142 in the first quarter of fiscal 2002. The Company has determined that all its intangible assets have definite lives and will continue to amortize these assets over their estimated useful lives. As a result, the Company has recognized no transitional impairment loss in the first quarter of fiscal 2002 in connection with the adoption of SFAS 142 for intangible assets with indefinite lives. For the first six months of fiscal 2002, the Company no longer amortized goodwill in accordance with SFAS 142. The Company has completed a transitional fair value based impairment test of goodwill as of January 6, 2002 and has determined no impairment loss in the carrying amount of its goodwill. As a result, the Company has recognized no transitional impairment loss in the first six months of fiscal 2002 in connection with the adoption of SFAS 142 for goodwill with indefinite lives. The Company will review its intangible assets and goodwill for impairment in accordance with SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".


     Intangible  assets  consist  of  the  following:

(in thousands)                    Gross                      Net       Gross                      Net
                                Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                                 Amount    Amortization    Amount     Amount    Amortization    Amount
                                1/5/2002     1/5/2002     1/5/2002   7/5/2002     7/5/2002     7/5/2002
                                ---------  -------------  ---------  ---------  -------------  ---------
Amortized intangible assets:
  Covenants not to compete      $   1,171  $         653  $     518  $   1,225  $         884  $     341
  Customer lists                      477            236        241        477            271        206
  Intangibles                         564            263        301        564            411        153
                                ---------  -------------  ---------  ---------  -------------  ---------
  Total amortized intangibles   $   2,212  $       1,152  $   1,060  $   2,266  $       1,566  $     700
                                =========  =============  =========  =========  =============  =========


                                    9 of 19

     Projected future amortization expense related to intangible assets with definite lives are as follows:


     (in  thousands)
     Fiscal  Years:
            2002      $   315     July 6, 2002 - January 5, 2003
            2003          234
            2004          118
            2005           33
            2006            -
                      -------
            Total     $   700
                      =======


     For the quarter ended July 5, 2001, amortization expense related to goodwill was $1,084 thousand. Amortization expense related to intangibles assets was $171 thousand of which $74 thousand was reported under the caption "cost of sales" or "selling, general and administrative" expenses. Amortization expense associated with assets reported under the caption "other current assets" was $189 thousand.

     For the quarter ended July 5, 2002, there was no amortization expense related to goodwill. Amortization expense related to intangibles assets was $225 thousand.

     For the six months ended July 5, 2001, amortization expense related to goodwill was $2,144 thousand. Amortization expense related to intangibles assets was $302 thousand of which $108 thousand was reported under the caption "cost of sales" or "selling, general and administrative" expenses. Amortization expense associated with assets reported under the caption "other current assets" was $378 thousand.

     For the six months ended July 5, 2002, there was no amortization expense related to goodwill. Amortization expense related to intangibles assets was $413 thousand of which $71 thousand was reported under the caption "cost of sales" or "selling, general and administrative" expenses. Amortization expense associated with assets reported under the caption "other current assets" was $154 thousand.

     The changes in the net carrying amount of goodwill for the six months ended July 5, 2002 by segment are as follows:



     (in thousands)                              Products   Services   Consolidated
                                                 ---------  ---------  -------------
     Net carrying amount as of 1/5/02            $  40,812  $  16,642  $      57,454
     Goodwill recorded during first six months       1,347      1,308          2,655
                                                 ---------  ---------  -------------
     Net carrying amount as of 7/5/02            $  42,159  $  17,950  $      60,109
                                                 =========  =========  =============


                                    10 of 19

Pro forma net income and net income per share exclusive of amortization expense are as follows:

     (in thousands, except per share data)    Three Months Ended July 5,
                                            -----------------------------
                                                2001            2002
                                            -------------  --------------
     Reported net income                    $       4,243  $        4,627
     Add back:  Goodwill amortization                 661               -
                                            -------------  --------------
     Adjusted net income                    $       4,904  $        4,627
                                            =============  ==============

     Basic earnings per share:
     Reported net income                    $        0.34  $         0.36
     Goodwill amortization                           0.05               -
                                            -------------  --------------
     Adjusted net income                    $        0.39  $         0.36
                                            =============  ==============

     Diluted earnings per share:
     Reported net income                    $        0.33  $         0.36
     Goodwill amortization                           0.05               -
                                            -------------  --------------
     Adjusted net income                    $        0.38  $         0.36
                                            =============  ==============

     (in thousands, except per share data)    Six Months Ended July 5,
                                            ---------------------------
                                               2001           2002
                                            -----------  --------------
     Reported net income                    $     7,169  $        9,290
     Add back:  Goodwill amortization             1,308               -
                                            -----------  --------------
     Adjusted net income                    $     8,477  $        9,290
                                            ===========  ==============

     Basic earnings per share:
     Reported net income                    $      0.57  $         0.73
     Goodwill amortization                         0.10               -
                                            -----------  --------------
     Adjusted net income                    $      0.67  $         0.73
                                            ===========  ==============

     Diluted earnings per share:
     Reported net income                    $      0.56  $         0.72
     Goodwill amortization                         0.10               -
                                            -----------  --------------
     Adjusted net income                    $      0.66  $         0.72
                                            ===========  ==============


                                    11 of 19

5.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                                               Six Months Ended July 5,
                                             ---------------------------
                                                 2001          2002
                                             -----------  --------------
     Interest paid                           $     1,754  $          297
                                             ===========  ==============
     Income taxes paid                       $     4,416  $       10,336
                                             ===========  ==============
     Adjustments to purchase price
      of acquisition assets and intangibles  $       594  $        1,861
                                             ===========  ==============

     Business combinations accounted for
     as purchases:
       Assets acquired                       $     3,375  $            -
       Liabilities assumed                             -               -
       Notes payable                                   -               -
                                             -----------  --------------
       Net cash paid                         $     3,375  $            -
                                             ===========  ==============


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

7.   Segment  Information

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                          Three Months Ended July 5, 2001
                               --------------------------------------------------
                               Products   Services      Leasing     Consolidated
                               ---------  ---------  -------------  -------------
Revenues                       $ 167,757  $  35,234  $       2,345  $     205,336
Income from operations             4,423      2,493            481          7,397
Total assets                     202,188     60,632         64,377        327,197
Capital expenditures               1,458         65             30          1,553
Depreciation and amortization      2,359        550            286          3,195

                                         Three Months Ended July 5, 2002
                               --------------------------------------------------
                               Products   Services   Leasing        Consolidated
                               ---------  ---------  -------------  -------------
Revenues                       $ 162,389  $  33,657  $         534  $     196,580
Income from operations             3,041      4,407            331          7,779
Total assets                     199,069     57,278          7,523        263,870
Capital expenditures               3,297      1,998              -          5,295
Depreciation and amortization      1,322        170             28          1,520


                                    12 of 19

                                       Six Months Ended July 5, 2002
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 327,132  $  68,956  $  4,944  $     401,032
Income from operations             8,445      3,701       852         12,998
Total assets                     202,188     60,632    64,377        327,197
Capital expenditures               2,208        121       231          2,560
Depreciation and amortization      4,586      1,089       618          6,293

                                        Six Months Ended July 5, 2002
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 313,142  $  66,552  $  3,234  $     382,928
Income from operations             5,734      8,375     1,315         15,424
Total assets                     199,069     57,278     7,523        263,870
Capital expenditures               3,947      2,099        84          6,130
Depreciation and amortization      2,694        437       206          3,337

8.   Assets  Held  For  Sale

     On February 28, 2002 the Company entered into a definitive purchase agreement to sell substantially all of the net assets of its wholly owned subsidiary - Technology Integration Financial Services, Inc. ("T.I.F.S.") to Information Leasing Corporation ("ILC"), the leasing division of the Provident Bank of Cincinnati, Ohio. On April 16, 2002 the Company closed the sale of a majority of the assets of its wholly owned subsidiary T.I.F.S. to ILC. Vincent D. Rinaldi, a Director of the Company, is the President of ILC. ILC will pay the Company book value for the net assets of T.I.F.S. as of April 16, 2002. The book value of the net assets of T.I.F.S. as of April 16, 2002 were approximately $5.1 million. Accordingly, no gain or loss was recognized on this transaction. In addition, ILC assumed and liquidated at the time of the closing approximately $20.0 million of the Company's debt related to leased assets owed by T.I.F.S as of April 16, 2002. As part of the transaction, the Company signed an exclusive seven-year vendor agreement whereby the Company is appointed as an agent for remarketing and reselling of the leased equipment sold. The Company will be paid a commission on future lease transactions referred to and accepted by ILC and will act as the remarketing and reselling agent for such future leased equipment.

     The following table identifies the assets and liabilities sold as of April 16, 2002:

     (In  thousands)

     Cash                                $     (262)
     Net investment in leases                54,924
     Other                                      468
                                         -----------
       Total assets                      $   55,130
                                         ===========

     Current and long term notes payable $   29,961
     Intercompany debt                       15,857
     Other                                    4,176
                                         -----------
       Total liabilities                 $   49,994
                                         ===========

     See the Company's filing on Form 8-K dated May 1, 2002 for more information on the sale.


                                    13 of 19

9.   Restructuring  Charge

     During the second quarter 2002, the Company recorded a restructuring charge of $0.5 million. The restructuring charge is related to consolidation of business operations.

10.  Recent  Accounting  Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of the Statement is required with disposal activities initiated after December 31, 2002. The Company believes that the adoption of this Statement will not have an effect on the Company's financial position or results of operation as the Company has not presently identified any activities to be disposed.

11.  Subsequent  Events

     On July 25, 2002, the Board of Directors authorized a program to repurchase up to 150,000 shares of the Company's outstanding common stock, which represents less than 1.2 % of its outstanding common stock, in open market purchases made from time to time at the discretion of the Company's management. The time and extent of the repurchases will depend on market conditions. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the stock redemption program out of working capital and the redemption program will be effectuated over the next 12 months.


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

                        POMEROY COMPUTER RESOURCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues decreased $8.7 million, or 4.2%, to $196.6 million in the second quarter of fiscal 2002 from $205.3 million in the second quarter of fiscal 2001. This decrease was a result primarily of an industry-wide slowdown in technology spending, the decrease in leasing revenue due to the sale of Technology Integration Financial Services, Inc. (" T.I.F.S."), and the Company's decision to take a fee from manufacturers related to certain sales transactions as opposed to recording top line revenues of approximately $2.8 million. Excluding acquisitions completed in fiscal year


                                    14 of 19

2001, total net sales and revenues decreased 6.2%. Products and leasing sales decreased $7.2 million, or 4.2% to $162.9 million in the second quarter of fiscal 2002 from $170.1 million in the second quarter of fiscal 2001. Excluding acquisitions completed in fiscal year 2001, products and leasing sales decreased 5.4%. Service revenues decreased $1.5 million, or 4.5%, to $33.7 million in the second quarter of fiscal 2002 from $35.2 million in the second quarter of fiscal year 2001. This net decrease was primarily a result of an industry-wide slowdown in technology spending. Excluding acquisitions completed in fiscal year 2001, service revenues decreased 10.2%.

Total net sales and revenues decreased $18.1 million, or 4.5%, to $382.9 million in the first half of fiscal 2002 from $401.0 million in the first half of fiscal 2001. This decrease was attributable primarily to an industry-wide slowdown in technology spending and the Company's decision to take a fee from manufacturers related to certain sales transaction as opposed to recording top line revenues of approximately $10.6 million. Excluding acquisitions completed in fiscal year 2001, total net sales and revenues decreased 6.6%. Products and leasing sales decreased $15.7 million, or 4.7%, to $316.4 million in the first half of fiscal 2002 from $332.1 million in the first half of fiscal 2001. Excluding acquisitions completed in fiscal year 2001, products and leasing sales decreased 5.9%. Service revenues decreased $2.4 million, or 3.5%, to $66.6 million in the first half of fiscal 2002 from $69.0 million in the first half of fiscal year 2001 for the reasons stated in the preceding paragraph. Excluding acquisitions completed in fiscal year 2001, service revenues decreased 9.6%.

GROSS MARGINS. Gross margin increased to 12.3% in the second quarter of fiscal 2002 as compared to 12.2% in the second quarter of fiscal 2001. This increase in gross margin resulted primarily from the increase in service gross margin associated with improved utilization of service personnel offset by the decrease on hardware gross margin. Service gross margin increased to 43.7% of total gross margin in the second quarter of fiscal 2002 from 38.8% in the second quarter of fiscal 2001. This increase in gross margin is the result of improved utilization of service personnel. Factors that may have an impact on gross margin in the future include the change in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

Gross margin increased to 12.5% in the first half of fiscal 2002 as compared to 12.4% in the first half of fiscal 2001. This increase in gross margin resulted primarily from the increase in service gross margin associated with improved utilization of service personnel offset by the decrease on hardware gross margin. Service gross margin increased to 43.4% of total gross margin in the first half of fiscal 2002 from 37.1% in the first half of fiscal 2001. This increase in gross margin is the result of improved utilization of service personnel. Factors that may have an impact on gross margin in the future include the change in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues was 7.4% in the second quarter of fiscal 2002 and 2001. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 8.3% in the second quarter of fiscal 2002 from 8.6% in the second quarter of fiscal 2001. This decrease is the result of the reduction in selling and administrative staff during fiscal 2001 and the elimination of amortization expense associated with the Company's goodwill offset by the increase in the provision for doubtful accounts and the restructuring charge as discussed below.

Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues decreased to 7.6% in the first half of fiscal 2002 from 7.7% in the first half of fiscal 2001. The decrease is the result of the reduction in selling and administrative staff during the first half of fiscal 2001 offset by the increase in its reserve for doubtful accounts. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 8.5% in the first half of fiscal 2002 from 9.2% in the first half of fiscal 2001 due the decrease in selling, general and administrative expenses as discussed above, the elimination of amortization expense associated with the Company's goodwill and the elimination of the litigation settlement fees reported in the first quarter of fiscal 2001 and offset by the restructuring charge as discussed below.

LITIGATION SETTLEMENT. On April 13, 2001, the Company agreed to a settlement of the litigation with FTA Enterprises, Inc. and expensed it in the first quarter of fiscal 2001. The settlement of $1.0 million was paid in cash in the second quarter of fiscal 2001.


                                    15 of 19

RESTRUCTURING CHARGE. During the second quarter 2002, the Company recorded a restructuring charge of $0.5 million. The restructuring charge is related to consolidation of business operations.

INCOME FROM OPERATIONS. Income from operations increased $0.4 million, or 5.4%, to $7.8 million in the second quarter of fiscal 2002 from $7.4 million in the second quarter of fiscal 2001. The Company's operating margin increased to 4.0% in the second quarter of fiscal 2002 as compared to 3.6% in the second quarter of fiscal 2001. This increase is primarily due to the decrease in operating expenses and the increase in the Company's gross margin.

Income from operations increased $2.4 million, or 18.5%, to $15.4 million in the first half of fiscal 2002 from $13.0 million in the first half of fiscal 2001. The Company's operating margin increased to 4.0% in the first half of fiscal 2002 as compared to 3.2% in the first half of fiscal 2001. This increase is primarily due to the decrease in operating expenses and the increase in the Company's gross margin.

INTEREST EXPENSE. Interest expense decreased $0.3 million, or 60.0%, to $0.2 million in the second quarter of fiscal 2002 from $0.5 million in the second quarter of fiscal 2001. This decrease was due to reduced borrowings as a result of improved cash flow management, the sale of T.I.F.S. and a reduced interest rate charged by the Company's lender.

Interest expense decreased $1.1 million, or 78.6%, to $0.3 million in the first half of fiscal 2002 from $1.4 million in the first half of fiscal 2001. This decrease was due to reduced borrowings as a result of improved cash flow management, the sale of T.I.F.S. and a reduced interest rate charged by the Company's lender.

INCOME TAXES. The Company's effective tax rate was 39.0% in the second quarter of fiscal 2002 and fiscal 2001.

The Company's effective tax rate was 38.5% in the first half of fiscal 2002 compared to 39.0% in the first half of fiscal 2001. The decrease in the Company's effective tax rate results from lower overall state income tax liability and the change in goodwill amortization.


NET INCOME. Net income increased $0.4 million, or 9.5%, to $4.6 million in the second quarter of fiscal 2002 from $4.2 million in the second quarter of fiscal 2001 due to the factors described above.

Net income increased $2.1 million, or 29.2%, to $9.3 million in the first half of fiscal 2002 from $7.2 million in the first half of fiscal 2001 due to the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $2.3 million in the first half of fiscal 2002. Cash provided by investing activities was $15.2 million, which included $6.1 million for capital expenditures, $0.8 million for prior year acquisitions offset by $0.4 million for proceeds on sale of fixed assets and $21.7 million for proceeds related to the sale of the leasing segment. Cash used in financing activities was $14.3 million which included $3.5 million of net payments on notes payable, $11.9 million of net payments on bank notes payable, and offset by $1.1 million from the exercise of stock options and employee stock purchase plan.

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At July 5, 2002, these lines of credit totaled $84.0 million, including $72.0 million with Deutsche Financial Services ("DFS") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the DFS floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.


                                    16 of 19

The Company's financing of receivables is provided through a portion of its credit facility with DFS. The $240.0 million credit facility has a three year term and includes $72.0 million for inventory financing, $144.0 million for working capital which is based upon accounts receivable financing, and a cash-flow component in the form of a $24.0 million term loan, which is not restricted to a borrowing base. The accounts receivable and term loan portion of the credit facility carry a variable interest rate based on the London InterBank Offering Rate ("LIBOR") and a pricing grid, which was 4.6% as of July 5, 2002. At July 5, 2002, the Company did not have a balance outstanding under this facility. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants and restricted from paying dividends.

On April 16, 2002, the Company closed the sale of a majority of the assets of its wholly owned leasing subsidiary- Technology Integration Financial Services, Inc. ("T.I.F.S."). ILC will pay the Company book value for the net assets of T.I.F.S. as of April 16, 2002, which was approximately $5.1 million. In addition, ILC assumed and liquidated at the time of the closing approximately $20.0 million of the Company's debt related to leased assets owed by T.I.F.S as of April 16, 2002.

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


                                    17 of 19

                        POMEROY COMPUTER RESOURCES, INC.

                           PART II - OTHER INFORMATION

Items  1  to  3    None

Item 4  Submission  of  Matters  to  a  Vote  of  Security  Holders

On June 13, 2002, the Company held its annual meeting of stockholders for the following purposes:

               1.   To  elect  nine  directors,  and;

               2. To approve the Company's 2002 Non-Qualified and Incentive Stock Option Plan and;

               3. To approve the Company's 2002 Outside Director's Stock Option Plan.

          The  voting  on  the above matters by the stockholders was as follows:

          Matter
          ------

          Election  of  Directors:                 For            Withheld
          ------------------------                 ---            --------

          David  B.  Pomeroy,  II                  10,760,717     1,697,299
          James  H.  Smith  III                    11,622,771       835,245
          Michael  E.  Rohrkemper                  11,637,808       820,208
          Stephen  E.  Pomeroy                     10,768,134     1,689,882
          William  H.  Lomicka                     11,651,873       806,143
          Vincent  D.  Rinaldi                     11,637,773       820,243
          Kenneth  R.  Waters                      11,641,971       816,045
          Debra  E.  Tibey                         11,650,273       807,743
          Edward  E.  Faber                        11,649,536       808,480

          Approve the Company's 2002 Non-Qualified  6,481,827    ,891,236
          and Incentive Stock Option Plan.

     Holders of 82,595 shares abstained from voting and there were 3,002,358 shares of Broker Non-Votes on the forgoing proposal. The number of shares voted in favor of the proposal was sufficient for its passage.


          Approve the Company's 2002 Outside       7,891,264      1,480,696
          Director's Stock Option Plan.

Holders of 83,698 shares abstained from voting and there were 3,002,358 shares of Broker Non-Votes on the forgoing proposal. The Number of shares voted in favor of the proposal was sufficient for its passage.

Item 5  None


                                    18 of 19

Item 6  Exhibits  and  Reports  on  Form  8-K

     (a)  Reports  on  Form  8-K

On May 1, 2002, the Company filed a current report on Form 8-K announcing the closing of the sale of a majority of the assets of its wholly owned subsidiary - Technology Integration Financial Services, Inc. ("T.I.F.S.") to Information Leasing Corporation ("ILC"), the leasing division of the Provident Bank of Cincinnati, Ohio.

(b)  Exhibits



11                     Computation  of  Earnings  per  Share

99.11 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





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

                                 POMEROY  COMPUTER RESOURCES,  INC.
                                 ----------------------------------
                                           (Registrant)


Date:  August 13, 2002           By:  /s/  Michael  E.  Rohrkemper

                                 Michael  E.  Rohrkemper
                                 -------------------------------------
                                 Chief  Financial  Officer  and
                                 Chief  Accounting  Officer


                                    19 of 19