Form 10-Q
period 2002-10-05
POMEROY COMPUTER RESOURCES INC
filed 2002-11-14
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 5, 2002


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

YES    X     NO
    -------    ----
The number of shares of common stock outstanding as of November 1, 2002 was 12,846,761


                                    1 of 19

                        POMEROY COMPUTER RESOURCES, INC.

                                TABLE OF CONTENTS


Part I.    Financial Information

           Item 1.                Financial Statements:                    Page
                                                                           ----
                                  Consolidated Balance Sheets as of           3
                                  January 5, 2002 and October 5, 2002


                                  Consolidated Statements of Income for       5
                                  the Three Months Ended October 5, 2001
                                  and 2002

                                  Consolidated Statements of Income for       6
                                  the Nine Months Ended October 5, 2001
                                  and 2002

                                  Consolidated Statements of Cash Flows       7
                                  for the Nine Months Ended October 5,
                                  2001 and 2002

                                  Notes to Consolidated Financial             8
                                  Statements

           Item 2.                Management's Discussion and Analysis of    15
                                  Financial Condition and Results of
                                  Operations

Part II.   Other Information                                                 18

SIGNATURE                                                                    19


                                    2 of 19

                              POMEROY COMPUTER RESOURCES, INC.

                                CONSOLIDATED BALANCE SHEETS

(in thousands)                                                    January 5,   October 5,
                                                                     2002         2002
                                                                 ------------  -----------
ASSETS                                                                         (Unaudited)

Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      2,875  $    17,669

Accounts receivable:
   Trade, less allowance of $627 and $1,546 at January 5, 2002
      and October 5, 2002, respectively . . . . . . . . . . . .       142,356      116,789
   Vendor receivables, less allowance of $16,112 at both
      January 5, 2002 and October 5, 2002 . . . . . . . . . . .        24,219       12,720
   Net investment in leases.. . . . . . . . . . . . . . . . . .        35,809        1,803
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,413          647
                                                                 ------------  -----------
         Total receivables. . . . . . . . . . . . . . . . . . .       207,797      131,959
                                                                 ------------  -----------

Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .        20,876       16,870
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,468        9,504
                                                                 ------------  -----------
         Total current assets . . . . . . . . . . . . . . . . .       240,016      176,002
                                                                 ------------  -----------

Equipment and leasehold improvements:
  Furniture, fixtures and equipment . . . . . . . . . . . . . .        29,920       31,622
  Leasehold improvements. . . . . . . . . . . . . . . . . . . .         5,700        6,353
                                                                 ------------  -----------
        Total . . . . . . . . . . . . . . . . . . . . . . . . .        35,620       37,975

  Less accumulated depreciation . . . . . . . . . . . . . . . .        17,070       17,901
                                                                 ------------  -----------
      Net equipment and leasehold improvements. . . . . . . . .        18,550       20,074
                                                                 ------------  -----------

Net investment in leases. . . . . . . . . . . . . . . . . . . .        22,438        1,578
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . .        57,454       60,528
Intangible assets . . . . . . . . . . . . . . . . . . . . . . .         1,060          840
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .         2,200        3,107
                                                                 ------------  -----------
         Total assets . . . . . . . . . . . . . . . . . . . . .  $    341,718  $   262,129
                                                                 ============  ===========


                 See notes to consolidated financial statements.


                                    3 of 19

                               POMEROY COMPUTER RESOURCES, INC.

                                 CONSOLIDATED BALANCE SHEETS


(in thousands)                                                     January 5,   October 5,
                                                                      2002         2002
                                                                  ------------  -----------
LIABILITIES AND EQUITY                                                          (Unaudited)

Current Liabilities:
  Current portion of notes payable . . . . . . . . . . . . . . .  $     27,190  $     1,864
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .        86,447       39,620
  Bank notes payable . . . . . . . . . . . . . . . . . . . . . .        11,882            -
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .         2,751        2,278
  Other current liabilities. . . . . . . . . . . . . . . . . . .        11,908       10,349
                                                                  ------------  -----------
     Total current liabilities . . . . . . . . . . . . . . . . .       140,178       54,111
                                                                  ------------  -----------

Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . .        10,213            -
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . .           565        2,714

Equity:
  Preferred stock, $.01 par value; authorized 2,000 shares
  (no shares issued or outstanding). . . . . . . . . . . . . . .             -            -
  Common stock, $.01 par value; authorized 20,000 shares
  (12,759 and 12,847 shares issued at January 5, 2002 and
  October 5, 2002, respectively) . . . . . . . . . . . . . . . .           128          128
  Paid in capital. . . . . . . . . . . . . . . . . . . . . . . .        80,487       81,534
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .       110,979      125,363
                                                                  ------------  -----------
                                                                       191,594      207,025

Less treasury stock, at cost (75 and 143 shares at January 5,
   2002 and October 5, 2002, respectively) . . . . . . . . . . .           832        1,721
                                                                  ------------  -----------
  Total equity . . . . . . . . . . . . . . . . . . . . . . . . .       190,762      205,304
                                                                  ------------  -----------
  Total liabilities and equity . . . . . . . . . . . . . . . . .  $    341,718  $   262,129
                                                                  ============  ===========


                 See notes to consolidated financial statements.


                                    4 of 19

                        POMEROY COMPUTER RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)         Three Months Ended
                                         --------------------------
                                          October 5,    October 5,
                                             2001          2002
                                         ------------  ------------
Net sales and revenues:                   (Unaudited)   (Unaudited)
 Sales-equipment, supplies and leasing.  $   167,948   $   136,976
 Service. . . . . . . . . . . . . . . .       35,761        33,945
                                         ------------  ------------
    Total net sales and revenues. . . .      203,709       170,921
                                         ------------  ------------

Cost of sales and service:
 Sales-equipment, supplies and leasing.      152,393       125,777
 Service. . . . . . . . . . . . . . . .       24,755        23,692
                                         ------------  ------------
    Total cost of sales and service . .      177,148       149,469
                                         ------------  ------------

         Gross margin . . . . . . . . .       26,561        21,452
                                         ------------  ------------

Operating expenses:
   Selling, general and administrative.       14,455        12,551
   Rent expense . . . . . . . . . . . .          936           786
   Depreciation . . . . . . . . . . . .        1,149         1,158
   Amortization . . . . . . . . . . . .        1,398           328
   Provision for doubtful accounts. . .           60           400
   Litigation settlement. . . . . . . .            -           300
   Restructuring charge . . . . . . . .            -           227
                                         ------------  ------------
         Total operating expenses . . .       17,998        15,750
                                         ------------  ------------

Income from operations. . . . . . . . .        8,563         5,702
                                         ------------  ------------

Other expense (income):
   Interest expense . . . . . . . . . .          197           112
   Miscellaneous. . . . . . . . . . . .          (66)          (45)
                                         ------------  ------------
         Net other expense. . . . . . .          131            67
                                         ------------  ------------

   Income before income tax . . . . . .        8,432         5,635
   Net income tax expense . . . . . . .        3,288           541
                                         ------------  ------------

   Net income . . . . . . . . . . . . .  $     5,144   $     5,094
                                         ============  ============

Weighted average shares outstanding:
   Basic. . . . . . . . . . . . . . . .       12,634        12,745
                                         ============  ============
   Diluted. . . . . . . . . . . . . . .       12,713        12,772
                                         ============  ============

Earnings per common share:
   Basic. . . . . . . . . . . . . . . .  $      0.41   $      0.40
                                         ============  ============
   Diluted. . . . . . . . . . . . . . .  $      0.40   $      0.40
                                         ============  ============


                 See notes to consolidated financial statements.


                                    5 of 19

                    POMEROY COMPUTER RESOURCES, INC.

                    CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except per share data)        Nine Months Ended
                                         --------------------------
                                          October 5,    October 5,
                                             2001          2002
                                         ------------  ------------
Net sales and revenues:                  (Unaudited)   (Unaudited)
 Sales-equipment, supplies and leasing.  $   500,024   $   453,352
 Service. . . . . . . . . . . . . . . .      104,717       100,497
                                         ------------  ------------
    Total net sales and revenues. . . .      604,741       553,849
                                         ------------  ------------

Cost of sales and service:
 Sales-equipment, supplies and leasing.      453,038       414,955
 Service. . . . . . . . . . . . . . . .       75,251        69,520
                                         ------------  ------------
    Total cost of sales and service . .      528,289       484,475
                                         ------------  ------------

         Gross margin . . . . . . . . .       76,452        69,374
                                         ------------  ------------

Operating expenses:
   Selling, general and administrative.       43,477        39,475
   Rent expense . . . . . . . . . . . .        2,744         2,550
   Depreciation . . . . . . . . . . . .        3,436         3,485
   Amortization.. . . . . . . . . . . .        4,114           824
   Provision for doubtful accounts. . .          120           900
   Litigation settlement. . . . . . . .        1,000           300
   Restructuring charge . . . . . . . .            -           714
                                         ------------  ------------
         Total operating expenses . . .       54,891        48,248
                                         ------------  ------------

Income from operations. . . . . . . . .       21,561        21,126
                                         ------------  ------------

Other expense (income):
   Interest expense . . . . . . . . . .        1,563           437
   Miscellaneous. . . . . . . . . . . .         (185)          (53)
                                         ------------  ------------
         Net other expense. . . . . . .        1,378           384
                                         ------------  ------------

   Income before income tax . . . . . .       20,183        20,742
   Net income tax expense . . . . . . .        7,871         6,358
                                         ------------  ------------

   Net income . . . . . . . . . . . . .  $    12,312   $    14,384
                                         ============  ============

Weighted average shares outstanding:
   Basic. . . . . . . . . . . . . . . .       12,600        12,729
                                         ============  ============
   Diluted. . . . . . . . . . . . . . .       12,700        12,799
                                         ============  ============

Earnings per common share:
   Basic. . . . . . . . . . . . . . . .  $      0.98   $      1.13
                                         ============  ============
   Diluted. . . . . . . . . . . . . . .  $      0.97   $      1.12
                                         ============  ============


                 See notes to consolidated financial statements.


                                    6 of 19

                        POMEROY COMPUTER RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(in  thousands)                                         Nine Months Ended
                                                   --------------------------
                                                    October 5,    October 5,
                                                       2001          2002
                                                   ------------  ------------
Cash Flows from Operating Activities:              (unaudited)   (unaudited)
  Net income. . . . . . . . . . . . . . . . . . .  $    12,312   $    14,384
  Adjustments to reconcile net income to net cash
   flows from operating activities:
   Depreciation . . . . . . . . . . . . . . . . .        5,255         4,121
   Amortization . . . . . . . . . . . . . . . . .        4,114           824
   Deferred income taxes. . . . . . . . . . . . .         (300)       (1,251)
   Loss on sale of fixed assets . . . . . . . . .        1,365           652
   Stock option extension . . . . . . . . . . . .          265             -
   Changes in working capital accounts, net of
   effect of acquisitions/divestitures:
       Receivables. . . . . . . . . . . . . . . .       13,022        36,224
       Inventories. . . . . . . . . . . . . . . .        7,443         3,306
       Prepaids . . . . . . . . . . . . . . . . .        2,332          (599)
       Net investment in leases . . . . . . . . .        1,222         2,823
       Accounts payable . . . . . . . . . . . . .        9,471       (42,902)
       Deferred revenue . . . . . . . . . . . . .       (4,320)         (472)
       Income tax payable . . . . . . . . . . . .        2,519        (2,866)
       Other, net . . . . . . . . . . . . . . . .        2,028         1,557
                                                   ------------  ------------
Net operating activities. . . . . . . . . . . . .       56,728        15,801
                                                   ------------  ------------

Cash Flows from Investing Activities:
    Capital expenditures. . . . . . . . . . . . .       (4,274)       (7,113)
    Proceeds from sale of fixed assets. . . . . .            -           469
    Proceeds from sale of leasing segment . . . .            -        24,374
    Acquisition of subsidiary companies, net of
    cash acquired and investment in intangibles .       (7,676)       (1,625)
                                                   ------------  ------------
  Net investing activities. . . . . . . . . . . .      (11,950)       16,105
                                                   ------------  ------------

Cash Flows from Financing Activities:
  Payments under notes payable. . . . . . . . . .      (20,495)      (10,053)
  Proceeds under notes payable. . . . . . . . . .       13,374         4,900
  Net payments under bank notes payable . . . . .      (35,812)      (12,118)
  Proceeds from exercise of stock options . . . .          413           810
  Proceeds from employee stock purchase plan. . .          274           238
  Payment for treasury stock purchase . . . . . .         (363)         (889)
                                                   ------------  ------------
  Net financing activities. . . . . . . . . . . .      (42,609)      (17,112)
                                                   ------------  ------------

Increase (decrease) in cash                              2,169        14,794
Cash:
   Beginning of period. . . . . . . . . . . . . .        1,097         2,875
                                                   ------------  ------------
   End of period. . . . . . . . . . . . . . . . .  $     3,266   $    17,669
                                                   ============  ============


                 See notes to consolidated financial statements.


                                    7 of 19

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the nine-month period ended October 5, 2002 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2003.

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

     On July 25, 2002, the Board of Directors authorized a program to repurchase up to 150,000 shares of the Company's outstanding common stock at market price. During the third quarter 2002, the Company repurchased 68,000 shares of stock at a cost of $0.9 million.


4.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                                 Three Months Ended October 5,
                         ---------------------------------------------
                                2001                    2002
                         --------------------    ---------------------
                                    Per Share               Per Share
                         Shares       Amount      Shares     Amount
                        -------    ----------    -------    ----------
     Basic EPS           12,634    $   0.41       12,745    $    0.40
     Effect of dilutive
       Stock options         79       (0.01)          27            -
                        -------    ----------    -------    ----------
     Diluted EPS         12,713    $   0.40       12,772    $    0.40
                        =======    ==========    =======    ==========


                                    8 of 19

                                 Nine Months Ended October 5,
                         ---------------------------------------------
                                2001                    2002
                         --------------------    ---------------------
                                    Per Share               Per Share
                         Shares       Amount      Shares     Amount
                        -------    ----------    -------    ----------
     Basic EPS           12,600    $   0.98       12,729    $    1.13
     Effect of dilutive
       Stock options        100       (0.01)          70        (0.01)
                        -------    ----------    -------    ----------
     Diluted EPS         12,700    $   0.97       12,799    $    1.12
                        =======    ==========    =======    ==========


5.   Goodwill and Other Intangible Assets-Adoption of Statement 142

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

     The Company adopted SFAS 142 in the first quarter of fiscal 2002. The Company has determined that all its intangible assets have definite lives and will continue to amortize these assets over their estimated useful lives. As a result, the Company has recognized no transitional impairment loss in the first quarter of fiscal 2002 in connection with the adoption of SFAS 142 for intangible assets with indefinite lives. For the first nine months of fiscal 2002, the Company no longer amortized goodwill in accordance with SFAS 142. The Company has completed a transitional fair value based impairment test of goodwill as of January 6, 2002 and has determined no impairment loss in the carrying amount of its goodwill. As a result, the Company has recognized no transitional impairment loss in the first nine months of fiscal 2002 in connection with the adoption of SFAS 142 for goodwill with indefinite lives. The Company will review its intangible assets and goodwill for impairment in accordance with SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".


                                    9 of 19

Intangible assets consist of the following:

(in thousands)                  Gross                      Net        Gross                       Net
                               Carrying    Accumulated   Carrying    Carrying    Accumulated    Carrying
                                Amount    Amortization    Amount      Amount    Amortization     Amount
                               1/5/2002     1/5/2002     1/5/2002   10/5/2002     10/5/2002    10/5/2002
                               ---------  -------------  ---------  ----------  -------------  ----------
Amortized intangible assets:
  Covenants not to compete     $   1,171  $         653  $     518  $    1,694  $       1,118  $      576
  Customer lists                     477            236        241         477            289         188
  Intangibles                        564            263        301         564            488          76
                               ---------  -------------  ---------  ----------  -------------  ----------
  Total amortized intangibles  $   2,212  $       1,152  $   1,060  $    2,735  $       1,895  $      840
                               =========  =============  =========  ==========  =============  ==========


     Projected future amortization expense related to intangible assets with definite lives are as follows:

(in  thousands)
Fiscal  Years:
     2002    $     300  October 6, 2002 - January 5, 2003
     2003          389
     2004          118
     2005           33
     2006            -
     Total   $     840
             ==========

     For the quarter ended October 5, 2001, amortization expense related to goodwill was $1,125 thousand. Amortization expense related to intangibles assets was $174 thousand of which $73 thousand was reported under the caption "cost of sales" or "selling, general and administrative" expenses. Amortization expense associated with assets reported under the caption "other current assets" was $172 thousand.

     For the quarter ended October 5, 2002, there was no amortization expense related to goodwill. Amortization expense related to intangible assets was $328 thousand.

     For the nine months ended October 5, 2001, amortization expense related to goodwill was $3,269 thousand. Amortization expense related to intangibles assets was $476 thousand of which $181 thousand was reported under the caption "cost of sales" or "selling, general and administrative" expenses. Amortization expense associated with assets reported under the caption "other current assets" was $550 thousand.

     For the nine months ended October 5, 2002, there was no amortization expense related to goodwill. Amortization expense related to intangibles assets was $741 thousand of which $71 thousand was reported under the caption "cost of sales" or "selling, general and administrative" expenses. Amortization expense associated with assets reported under the caption "other current assets" was $154 thousand.


                                    10 of 19

     The changes in the net carrying amount of goodwill for the nine months ended October 5, 2002 by segment are as follows:

     (in thousands)                               Products   Services   Consolidated
                                                  ---------  ---------  -------------
     Net carrying amount as of 1/5/02             $  40,812  $  16,642  $      57,454
     Goodwill recorded during first nine months       1,469      1,605          3,074
                                                  ---------  ---------  -------------
     Net carrying amount as of 10/5/02            $  42,281  $  18,247  $      60,528
                                                  =========  =========  =============

Pro forma net income and net income per share exclusive of amortization expense are as follows:

     (in thousands, except per share data)            Three Months Ended October 5,
                                                    ---------------------------------
                                                          2001             2002
                                                    ----------------  ---------------
     Reported net income                            $          5,144  $         5,094
     Add back:  Goodwill amortization (net of tax)               686                -
                                                    ----------------  ---------------
     Adjusted net income                            $          5,830  $         5,094
                                                    ================  ===============

     Basic earnings per share:
     Reported net income                            $           0.41  $          0.40
     Goodwill amortization                                      0.05                -
                                                    ----------------  ---------------
     Adjusted net income                            $           0.46  $          0.40
                                                    ================  ===============

     Diluted earnings per share:
     Reported net income                            $           0.40  $          0.40
     Goodwill amortization                                      0.05                -
                                                    ----------------  ---------------
     Adjusted net income                            $           0.45  $          0.40
                                                    ================  ===============


     (in thousands, except per share data)             Nine Months Ended October 5,
                                                    --------------------------------
                                                         2001             2002
                                                    ---------------  ---------------
     Reported net income                            $        12,312  $        14,384
     Add back:  Goodwill amortization (net of tax)            1,994                -
                                                    ---------------  ---------------
     Adjusted net income                            $        14,306  $        14,384
                                                    ===============  ===============

     Basic earnings per share:
     Reported net income                            $          0.98  $          1.13
     Goodwill amortization                                     0.16                -
                                                    ---------------  ---------------
     Adjusted net income                            $          1.14  $          1.13
                                                    ===============  ===============

     Diluted earnings per share:
     Reported net income                            $          0.97  $          1.12
     Goodwill amortization                                     0.15                -
                                                    ---------------  ---------------
     Adjusted net income                            $          1.12  $          1.12
                                                    ===============  ===============


                                    11 of 19

6.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)


                                                Nine Months Ended October 5,
                                             --------------------------------
                                                  2001             2002
                                             ---------------  ---------------
     Interest paid                           $         1,955  $           424
                                             ===============  ===============
     Income taxes paid                       $         3,537  $        10,474
                                             ===============  ===============
     Adjustments to purchase price
      of acquisition assets and intangibles  $           869  $         1,936
                                             ===============  ===============

     Business combinations accounted for
     as purchases:
       Assets acquired                       $        13,858  $         2,069
       Liabilities assumed                             4,854              260
       Notes payable                                   1,328              184
                                             ---------------  ---------------
       Net cash paid                         $         7,676  $         1,625
                                             ===============  ===============

7.   Litigation

     On April 13, 2001, the Company agreed to a settlement of the litigation with FTA Enterprises, Inc. and expensed it in the first quarter of fiscal 2001. The settlement of $1.0 million was paid in cash in the second quarter of fiscal 2001.

     During the third quarter 2002, the Company made a litigation settlement payment of $0.3 million. The litigation settlement is related to a single bankruptcy preference claim.

     There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.


                                    12 of 19

8.   Segment  Information

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                           Three  Months  Ended  October  5,  2001
                                         ---------------------------------------------
                                         Products   Services   Leasing   Consolidated
                                         ---------  ---------  --------  -------------
          Revenues                       $ 165,436  $  35,761  $  2,512  $     203,709
          Income from operations             3,755      4,117       691          8,563
          Total assets                     213,992     65,580    67,655        347,227
          Capital expenditures               1,422        292         -          1,714
          Depreciation and amortization      2,257        561       258          3,076


                                           Three  Months  Ended  October  5,  2002
                                         ---------------------------------------------
                                         Products   Services   Leasing   Consolidated
                                         ---------  ---------  --------  -------------
          Revenues                       $ 136,722  $  33,945  $    254  $     170,921
          Income from operations             1,921      3,570       211          5,702
          Total assets                     193,990     61,490     6,649        262,129
          Capital expenditures                 961         22         -            983
          Depreciation and amortization        852        227        14          1,093

                                            Nine  Months  Ended  October  5,  2001
                                         ---------------------------------------------
                                         Products   Services   Leasing   Consolidated
                                         ---------  ---------  --------  -------------
          Revenues                       $ 492,568  $ 104,717  $  7,456  $     604,741
          Income from operations            12,200      7,818     1,543         21,561
          Total assets                     213,992     65,580    67,655        347,227
          Capital expenditures               3,630        413       231          4,274
          Depreciation and amortization      6,843      1,650       876          9,369


                                            Nine  Months  Ended  October  5,  2002
                                         ---------------------------------------------
                                         Products   Services   Leasing   Consolidated
                                         ---------  ---------  --------  -------------
          Revenues                       $ 449,864  $ 100,497  $  3,488  $     553,849
          Income from operations             7,655     11,945     1,526         21,126
          Total assets                     193,990     61,490     6,649        262,129
          Capital expenditures               4,908      2,121        84          7,113
          Depreciation and amortization      4,061        664       220          4,945

9.   Assets  Held  For  Sale

     On February 28, 2002 the Company entered into a definitive purchase agreement to sell substantially all of the net assets of its wholly owned subsidiary - Technology Integration Financial Services, Inc. ("T.I.F.S.") to Information Leasing Corporation ("ILC"), the leasing division of the Provident Bank of Cincinnati, Ohio. On April 16, 2002 the Company closed the sale of a majority of the assets of its wholly owned subsidiary T.I.F.S. to ILC. Vincent D. Rinaldi, a Director of the Company, is the President of ILC. ILC will pay the Company book value for the net assets of T.I.F.S. as of April 16, 2002. The book value of the net assets of T.I.F.S. as of April 16, 2002 was approximately $4.6 million. Accordingly, no gain or loss was recognized on this transaction. In addition, ILC assumed and liquidated at the time of the closing approximately $20.0 million of the Company's debt related to leased assets owed by T.I.F.S as of April 16, 2002. As part of the transaction, the Company signed an exclusive seven-year vendor agreement whereby the Company is appointed as an agent for remarketing and reselling of the leased equipment sold. The Company will be paid a commission on future lease transactions referred to and accepted by ILC and will act as the remarketing and reselling agent for such future leased equipment.


                                    13 of 19

     The following table identifies the assets and liabilities sold as of April 16, 2002:

     (In  thousands)

     Cash                                   $      (262)
     Net investment in leases                    54,364
     Other                                          468
       Total assets                         $    54,570
                                           ============

     Current and long term notes payable    $    29,961
     Trade payables                              15,857
     Other                                        4,176
       Total liabilities                    $    49,994
                                           ============

     See the Company's filing on Form 8-K dated May 1, 2002 for more information on the sale.


10.  Restructuring  Charge

     In the second quarter of fiscal 2002, the Company approved a plan to consolidate and relocate operations in various geographical locations and to abandon certain assets associated with modification to strategic initiatives.

     The plan resulted in a pre-tax restructuring charge of $714 thousand ($438 thousand after tax) for the nine months ended October 5, 2002. The restructuring costs consist of $484 thousand in equipment and leasehold improvement dispositions, $126 thousand in involuntary employee severance costs, and $104 thousand in lease terminations. Under the plan, the Company eliminated approximately 40 employees.

     The execution of the plan began in the second quarter of fiscal 2002 and was completed in the third quarter of fiscal 2002. As of October 5, 2002, the Company had $110 thousand in accrued and unpaid restructuring costs.
     The Company expects to pay substantially all of the remaining accrued and unpaid costs by the end of fiscal 2003.


11.  Income  Tax

     During the third quarter 2002, the Company recorded an income tax benefit of $1.6 million associated with an increase in the tax basis of leased assets as a result of an accounting method change for tax purposes. This amount is reported in the caption "net income tax expense."


12.  Recent  Accounting  Pronouncements

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


                                    14 of 19

13.  Subsequent  Events

     On October 8, 2002, the Company's Board of Directors authorized a program to repurchase up to an additional 200,000 shares of the Company's outstanding common stock, which represents less than 1.6% of its outstanding common stock, in open market purchases made from time to time at the discretion of the Company's management. The time and extent of the repurchases will depend on market conditions. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the stock redemption program out of working capital and the redemption program will be effectuated over the next 12 months.



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

                        POMEROY COMPUTER RESOURCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues decreased $32.8 million, or 16.1%, to $170.9 million in the third quarter of fiscal 2002 from $203.7 million in the third quarter of fiscal 2001. This decrease was a result primarily of an industry-wide slowdown in technology spending, the decrease in leasing revenue due to the sale of Technology Integration Financial Services, Inc. (" T.I.F.S."), and the Company's decision to take a fee from manufacturers related to certain sales transactions as opposed to recording top line revenues of approximately $3.1 million. Products and leasing sales decreased $30.9 million, or 18.4% to $137.0 million in the third quarter of fiscal 2002 from $167.9 million in the third quarter of fiscal 2001. Service revenues decreased $1.9 million, or 5.3%, to $33.9 million in the third quarter of fiscal 2002 from $35.8 million in the third quarter of fiscal year 2001. This net decrease was primarily a result of an industry-wide slowdown in technology spending.

Total net sales and revenues decreased $50.9 million, or 8.4%, to $553.8 million in the first nine months of fiscal 2002 from $604.7 million in the first nine months of fiscal 2001. This decrease was attributable primarily to an industry-wide slowdown in technology spending and the Company's decision to take a fee from manufacturers related to certain sales transaction as opposed to recording top line revenues of approximately $13.7 million. Excluding acquisitions completed in fiscal year 2001, total net sales and revenues decreased 10.1%. Products and leasing sales decreased $46.6 million, or 9.3%, to $453.4 million in the first nine months of fiscal 2002 from $500.0 million in the first nine months of fiscal 2001. Excluding acquisitions completed in fiscal year 2001, products and leasing sales decreased 10.1%. Service revenues decreased $4.2 million, or 4.0%, to $100.5 million in the first nine months of fiscal 2002 from $104.7 million in the first nine months of fiscal year 2001 for the reasons stated in the preceding paragraph. Excluding acquisitions completed in fiscal year 2001, service revenues decreased 9.8%.


                                    15 of 19

GROSS MARGINS. Gross margin decreased to 12.6% in the third quarter of fiscal 2002 as compared to 13.0% in the third quarter of fiscal 2001. This decrease in gross margin resulted primarily from the decrease in hardware margins and decrease in leasing gross margins due to the sale of T.I.F.S. offset by the higher proportion of service gross margin to total gross margin associated with the improved utilization of service personnel. Service gross margin increased to 47.8% of total gross margin in the third quarter of fiscal 2002 from 41.4% in the third quarter of fiscal 2001. Factors that may have an impact on gross margin in the future include the continued changes in hardware margins, change in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

Gross margin decreased to 12.5% in the first nine months of fiscal 2002 as compared to 12.7% in the first nine months of fiscal 2001. This decrease in gross margin resulted primarily from the decrease in hardware margins and decrease in leasing gross margins due to the sale of T.I.F.S. and offset by the increase in service gross margin associated with the improved utilization of service personnel. Service gross margin increased to 44.7% of total gross margin in the first nine months of fiscal 2002 from 38.5% in the first nine months of fiscal 2001. Factors that may have an impact on gross margin in the future include the continued changes in hardware margins, change in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues increased to 8.0% in the third quarter of fiscal 2002 from 7.6% in the third quarter of fiscal 2001. This increase is primarily a result of lower than expected total net sales and revenues and increase in reserve for doubtful accounts offset by the reduction in selling and administrative payroll and related costs. Total operating expenses expressed as a percentage of total net sales and revenues increased to 9.2% in the third quarter of fiscal 2002 from 8.8% in the third quarter of fiscal 2001. This increase is primarily the result of lower than expected total net sales and revenues, the increase in the provision for doubtful accounts, litigation settlement and the restructuring charge as discussed below and offset by the elimination of amortization expense associated with the Company's goodwill and reduction in payroll costs.

Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues increased to 7.8% in the first nine months of fiscal 2002 from 7.7% in the first nine months of fiscal 2001. The increase is primarily a result of lower than expected total net sales and revenues and the increase in its reserve for doubtful accounts offset by the reduction in the selling and administrative payroll costs. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 8.7% in the first nine months of fiscal 2002 from 9.1% in the first nine months of fiscal 2001 due to the elimination of amortization expense associated with the Company's goodwill and the reduction of the litigation settlement fees offset by the increase in selling, general and administrative expenses as a percentage of total net sales and revenues as discussed above and the restructuring charge as discussed below.

LITIGATION SETTLEMENT. On April 13, 2001, the Company agreed to a settlement of the litigation with FTA Enterprises, Inc. and expensed it in the first quarter of fiscal 2001. The settlement of $1.0 million was paid in cash in the second quarter of fiscal 2001.

During the third quarter 2002, the Company recorded a litigation settlement of $0.3 million. The litigation settlement is related to a single bankruptcy preference claim.

RESTRUCTURING CHARGE. In the second quarter of fiscal 2002, the Company approved a plan to consolidate and relocate operations in various geographical locations and to abandon certain assets associated with modification to strategic initiatives.


                                    16 of 19

The plan resulted in a pre-tax restructuring charge of $714 thousand ($438 thousand after tax) for the nine months ended October 5, 2002. The restructuring costs consist of $484 thousand in equipment and leasehold improvement dispositions, $126 thousand in involuntary employee severance costs, and $104 thousand in lease terminations. Under the plan, the Company eliminated approximately 40 employees.

The execution of the plan began in the second quarter of fiscal 2002 and was completed in the third quarter of fiscal 2002. As of October 5, 2002, the Company had $110 thousand in accrued and unpaid restructuring costs. The Company expects to pay substantially all of the remaining accrued and unpaid costs by the end of fiscal 2003.

INCOME FROM OPERATIONS. Income from operations decreased $2.9 million, or 33.7%, to $5.7 million in the third quarter of fiscal 2002 from $8.6 million in the third quarter of fiscal 2001. The Company's operating margin decreased to 3.3% in the third quarter of fiscal 2002 as compared to 4.2% in the third quarter of fiscal 2001. This decrease is primarily due to the increase in operating expenses as a percentage of total net sales and revenues and the decrease in the Company's gross margin.

Income from operations decreased $0.5 million, or 2.3%, to $21.1 million in the first nine months of fiscal 2002 from $21.6 million in the first nine months of fiscal 2001. The Company's operating margin increased to 3.8% in the first nine months of fiscal 2002 as compared to 3.6% in the first nine months of fiscal 2001. This increase is primarily due to the decrease in operating expenses and offset by the lower than expected total net sales and revenues.

INTEREST EXPENSE. Interest expense decreased $0.1 million, or 50.0%, to $0.1 million in the third quarter of fiscal 2002 from $0.2 million in the third quarter of fiscal 2001. This decrease was due to reduced borrowings as a result of improved cash flow management, the sale of T.I.F.S. and a reduced interest rate charged by the Company's lender.

Interest expense decreased $1.2 million, or 75.0%, to $0.4 million in the first nine months of fiscal 2002 from $1.6 million in the first nine months of fiscal 2001. This decrease was due to reduced borrowings as a result of improved cash flow management, the sale of T.I.F.S. and a reduced interest rate charged by the Company's lender.

INCOME TAXES. The Company's effective tax rate was 9.6% in the third quarter of fiscal 2002 compared to 39.0% in the third quarter of fiscal 2001. This decrease was related to a tax benefit of $1.6 million associated with an increase in the tax basis of leased assets as a result of an accounting method change for tax purposes, lower overall state income tax liability and the change in goodwill amortization.


The Company's effective tax rate was 30.7% in the first nine months of fiscal 2002 compared to 39.1% in the first nine months of fiscal 2001. This decrease was related to a tax benefit of $1.6 million associated with an increase in the tax basis of leased assets as a result of an accounting method change for tax purposes, lower overall state income tax liability and the change in goodwill amortization.


NET INCOME. Net income remained constant at $5.1 million in the third quarter of fiscal 2002 and 2001.

Net income increased $2.1 million, or 17.1%, to $14.4 million in the first nine months of fiscal 2002 from $12.3 million in the first nine months of fiscal 2001 due to the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $15.8 million in the first nine months of fiscal 2002. Cash provided by investing activities was $16.1 million, which included $24.3 million for proceeds related to the sale of the leasing segment and $0.5 million for proceeds on sale of fixed assets offset by $7.1 million for capital expenditures and $1.6 million for prior year acquisitions. Cash used in financing activities was $17.1 million which included $5.1 million of net payments on notes payable, $12.1 million of net payments on bank notes payable, $0.9 million for purchase of treasury stock and offset by $1.0 million from the exercise of stock options and purchases of stock under the employee stock purchase plan.


                                    17 of 19

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At October 5, 2002, these lines of credit totaled $84.0 million, including $72.0 million with Deutsche Financial Services ("DFS") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the DFS floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company's financing of receivables is provided through a portion of its credit facility with DFS. The $240.0 million credit facility has a three year term and includes $72.0 million for inventory financing, $144.0 million for working capital which is based upon accounts receivable financing, and a cash-flow component in the form of a $24.0 million term loan, which is not restricted to a borrowing base. The accounts receivable and term loan portion of the credit facility carry a variable interest rate based on the London InterBank Offering Rate ("LIBOR") and a pricing grid, which was 4.6% as of October 5, 2002. At October 5, 2002, the Company did not have a balance outstanding under this facility. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants and is restricted from paying dividends.

On April 16, 2002, the Company closed the sale of a majority of the assets of its wholly owned leasing subsidiary- Technology Integration Financial Services, Inc. ("T.I.F.S."). ILC paid the Company book value for the net assets of T.I.F.S. as of April 16, 2002, which was approximately $4.6 million. In addition, ILC assumed and liquidated at the time of the closing approximately $20.0 million of the Company's debt related to leased assets owed by T.I.F.S as of April 16, 2002.

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

On August 30, 2002, the Company acquired Verity Solutions, LLC ("Verity"), a Cleveland, Ohio-based IT solutions and professional services provider. For the twelve months ended July 31, 2002, Verity had recorded revenues of $1.0 million. Their primary services include IT solutions consulting, enterprise network infrastructure solutions, network systems and application solutions and project management.

Item  6  Exhibits  and  Reports  on  Form  8-K

     (a)  Reports  on  Form  8-K  None

(b)  Exhibits

10(I)                    Material  Agreements

10(I) (mm)(10)           Asset  Purchase  Agreement  by,  between and among
                         Pomeroy  Select  Integration  Solutions,  Inc. and
                         Verity Solutions, LLC and John R. Blackburn, dated
                         August  30,  2002


                                    18 of 19

      (mm)(11)           Covenant  Not to Compete Agreement between John R.
                         Blackburn  and  Pomeroy  Select  Integration
                         Solutions,  Inc.

11                       Computation  of  Earnings  per  Share

99.12 David B. Pomeroy, Chief Executive Officer, Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.13 Michael E. Rohrkemper, Chief Financial Officer, Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                    SIGNATURE

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

                                                POMEROY COMPUTER RESOURCES, INC.
                                                --------------------------------
                                                          (Registrant)

Date:  November 13, 2002                         By: /s/ Michael E. Rohrkemper

                                                 Michael E. Rohrkemper
                                                 -------------------------------
                                                 Chief Financial Officer and
                                                 Chief Accounting Officer

                                    19 of 19