Form 10-K
period 2003-01-05
POMEROY COMPUTER RESOURCES INC
filed 2003-03-31
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X)  ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 5, 2003

                                       OR

( )  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to ________________

                         Commission file number 0-20022

                        POMEROY COMPUTER RESOURCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                               31-1227808
--------                                               ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1020 Petersburg Road, Hebron, Kentucky                    41048
---------------------------------------                   -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (859) 586-0600
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class         Name of each exchange on which registered
      -------------------         -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock of the Registrant held by non-affiliates was $76,476,618 as of March 18, 2003.

The number of shares outstanding of the Registrant's common stock as of March 1, 2003 was 12,870,169.

                      DOCUMENTS INCORPORATED BY REFERENCE


                              Part of Form 10-K Into Which Portions of Documents
Document                                       Are Incorporated
--------                                       ----------------

Definitive Proxy Statement for the 2003        Part III
Annual Meeting of Stockholders to be
Filed with the Securities and Exchange
Commission prior to May 05, 2003.

                        POMEROY COMPUTER RESOURCES, INC.

                                    FORM 10-K

                           YEAR ENDED JANUARY 5, 2003

                                TABLE OF CONTENTS

PART I                                                                                Page
                                                                                   -----------
Item 1.                       Business                                                       1
Item 2.                       Properties                                                    14
Item 3.                       Legal Proceedings                                             14
Item 4.                       Submission of Matters to a Vote of Security Holders           14


PART II
Item 5.                       Market for the Registrant's Common Stock and
                              Related Stockholder Matters                                   15
Item 6.                       Selected Financial Data                                       16
Item 7.                       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                           19
Item 8.                       Financial Statements and Supplementary Data                   23
Item 9.                       Disagreements on Accounting and Financial
                              Disclosures                                                   23

PART III
Item 10.                      Directors and Executive Officers of the Registrant            24
Item 11.                      Executive Compensation                                        24
Item 12.                      Security Ownership of Certain Beneficial Owners
                              and Management                                                24
Item 13.                      Certain Relationships and Transactions                        24

PART IV
Item 14.                      Controls and Procedures                                       24
Item 15.                      Exhibits, Financial Statement Schedules and Reports
                              on Form 8-K                                                   25

SIGNATURES                    Chief Executive Officer, President, Chief Financial           32
                              Officer and Chief Accounting Officer

                              Directors                                                     32

CERTIFICATIONS                Chief Executive Officer                                       33
                              Chief Financial Officer                                       34

Report of Independent
Certified Public Accountants                                                                F-1

Financial Statements                                                                        F-2 to F-23

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

                                     PART I

ITEM 1.   BUSINESS

Pomeroy Computer Resources, Inc. is a Delaware corporation organized in February 1992. Pomeroy Computer Resources, Inc., collectively with its subsidiaries, ("Pomeroy" or the "Company") is a premier provider of enterprise-wide information technology ("IT") solutions that leverage its comprehensive portfolio of professional services to create long term relationships.

Pomeroy's mission is to offer its clients complete solutions that reduce their clients overall IT costs. The strategy is to be the low cost provider of complete IT solutions that are developed, integrated and managed for its customers. These solutions are designed to maximize clients' financial and operational success. Pomeroy's target markets include government and education, Fortune 1000 and small and medium business ("SMB") clients. These clients fall into government and education, financial services, health care and other sectors. Pomeroy's clients are located throughout the United States with an emphasis in the Southeast and Midwest regions.

Pomeroy's growth strategy is to gain share in existing markets, expand its geographic coverage, increase the breadth and depth of its service offerings while continuing its strategic acquisition model. Pomeroy believes by focusing on higher margin services, continued operating expense control and maintaining a strong balance sheet, it will be able to improve its earnings performance in the future. The Company has experienced and expects continued pricing pressure in its products segment due to industry consolidation and the efforts of manufacturers to sell directly to Pomeroy's clients. In addition, the general weakness in the U.S. economy has impacted Pomeroy's business. Any pricing pressures, reduced margins or loss of market share resulting from the Company's inability to compete effectively could have a material adverse effect on the Company's operations and financial results.

During 2002, the Company operated in three industry segments: products, services and leasing. See Note 20 of Notes to Consolidated Financial Statements for a presentation of segment financial information. Pomeroy's product business is comprised of the sale of a broad range of desktop computer equipment, including servers, infrastructure and peripherals. Pomeroy's services business entails providing information technology services which support such computer products. The services segment can be classified into three components: enterprise consulting, infrastructure solutions and client management services. The Company also offers leasing solutions to its customers via an agency agreement with a subsidiary of a Cincinnati-based regional bank. In 2002, this subsidiary acquired the assets and intangibles of the Company's leasing subsidiary. See
Note 14 of Notes to Consolidated Financial Statements for information regarding the sale of substantially all of the assets of Technology Integration Financial Services, Inc. ("TIFS"), the Company's leasing subsidiary.

PRODUCTS SEGMENT

The Company's products segment is comprised of the sale of a broad range of desktop computer equipment, including servers, infrastructure and peripherals. Pomeroy is an authorized dealer or reseller for the products of over 30 major vendors, some of which are listed:

3Com
Adaptec
APC  (American  Power  Corporation)
Cisco  Systems
Citrix
Computer  Associates
EMC
Epson
GoldenRam
Hewlett  Packard  -  Compaq
IBM
Iomega
Kingston  Technology
Lexmark
Legato
Microsoft
Novell
Nec/Mitsubishi
Oracle
Okidata
Procom  Technology
Palm
Panasonic  USA
Sun
SurfControl

Pomeroy believes that its access to such vendors enables it to offer a wide range of products to meet the diverse requirements of its clients as opposed to original equipment manufacturers ("OEM's") which offer a limited range of products. Additionally, Pomeroy's ability to bundle its products with its services enables its clients to obtain the flexibility, expertise, and conveniences of multiple clients from a single source provider of IT solutions.

The information technology needs of its clients are serviced by Pomeroy's ISO 9002 registered distribution and integration center located in Hebron, Kentucky. This facility is approximately 161,000 square feet and distributes and integrates products and technologies sold by the Company as well as products supplied by its clients. Pomeroy also operates a service depot operation within this centralized facility.

Purchasing products and/or services from Pomeroy assures that its clients initiatives are being managed by highly skilled professionals who adhere to world class quality standards. Since 1997, Pomeroy's Distribution Center has been registered to the International Organization of Standardization ("ISO") ISO 9002 Quality Standard. The ISO Quality Standard has been accepted by the U.S. and over eighty other countries around the world as the basis for a world class Quality Management System ("QMS"). Pomeroy's QMS specifies the policies, procedures and processes necessary to satisfy customer requirements and ensures those processes are appropriately managed, controlled and continually improved.


Pomeroy is committed to becoming the supplier of choice for all its clients IT solution needs by continually improving the effectiveness of its operations. Part of its improvement process is an extensive corrective action and internal audit program that not only identifies and solves quality issues but also prevents their recurrence.

As a result of Pomeroy's ISO 9002 registration, Pomeroy's clients can be assured that Pomeroy's QMS meets international standards. The Company's ISO registration is backed up by documented procedures and records that demonstrate its commitment to the very highest quality standards. Pomeroy is currently on track to become registered in 2003 to the new version of ISO 9001:2000.

The Company believes that its distribution and integration center is adequately designed to support its client's business and technology needs for the foreseeable future. Pomeroy's distribution and integration center utilizes state-of-the-art warehouse management and enterprise resource planning ("ERP") systems in order to stock, pick and update the status and location of physical and perpetual inventory. The radio-frequency based warehouse management system controls and manages the flow of physical inventory from the earliest point of demand generation, purchase order creation, to the final step in the supply chain process, shipping to meet its client's delivery and integration needs. The system controls re-order points and directs its fulfillment needs to the product source who can deliver at the lowest possible capital cost while maintaining the speed to market required by Pomeroy's clients. The warehouse management system tracks the inventory in a real time mode, updating Pomeroy's ERP system, which then in turn updates its clients' specific technology driven supply chain management systems. The intelligence inherent with the system is flexible, allowing customization to almost any specific communication standard required by Pomeroy's diverse client base. Essentially, Pomeroy has the ability to link its ERP and warehouse management systems to its clients' supply chain management ("SCM") systems. As a result, the Company has been able to provide its clients with product shipping information as well as the ability to efficiently process orders while safeguarding its inventory.

Significant product supply shortages have resulted from time to time because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. As in the past, the Company expects to experience some difficulty in obtaining an adequate supply of products from its major vendors. Historically, this has resulted, and may continue to result, in delays in completing sales. These delays have not had, and are not anticipated to have, a material adverse effect on the Company's results of operations. However, the failure to obtain adequate product supply could have a material adverse effect on the Company's operations and financial results.

For fiscal years 2000, 2001 and 2002, sales of computer hardware, software, and related products were approximately $775.3 million, $658.9 million, and $568.2 million respectively, and accounted for approximately 83.8%, 81.4%, and 80.9% respectively, of the consolidated net sales and revenues of Pomeroy in such years.

SERVICES  SEGMENT

As a service solution provider, Pomeroy offers three groups of services: enterprise consulting, infrastructure solutions, and client management services.

Enterprise  Consulting
----------------------

The enterprise consulting group offerings consist of: e-solutions, business intelligence solutions, business process re-engineering solutions, customer relationship management ("CRM") solutions, and value chain management ("VCM") solutions.

Pomeroy's e-solution center has the technical, business and creative expertise to help its clients connect with customers, suppliers, partners and employees using the latest internet technology. Pomeroy has the necessary skills for:

     -    e-solutions  strategy
     -    technical  and  information  architecture
     -    custom  e-solutions  development  and  site design for robust intranet
          (B2E),  extranet  (B2B),  and  B2C  applications
     -    content  management  systems
     -    e-package  evaluations
     -    web-enabling  of  ERP  systems
     -    wireless  application  development  and  enabling

Pomeroy has established strategic relationships with Oracle and Macromedia, two well-known and trusted providers of technology solutions for e-solutions development. Pomeroy is well versed in a wide range of e-solution tools and technologies from vendors including Oracle, Macromedia, and Microsoft, and in using languages such as Cold Fusion, Java, XML, WAP, and Flash. Additionally, Pomeroy has expertise in a variety of disciplines including business strategic planning, systems design, information architecture, and web interface design.

Pomeroy's business intelligence solution center has the functional and technical expertise to evaluate and implement packaged business intelligence solutions, or design, develop and implement business intelligence solutions. Pomeroy has the necessary skills required for:

     -    packaged  solutions
     -    CRM  analysis
     -    ERP  analysis
     -    e-business  analytical  applications
     -    website  usage/click-stream  analysis
     -    custom  solutions
     -    reporting
     -    ad-hoc  query
     -    on-line  analytical  processing
     -    data  warehousing/data  marts
     -    knowledge  management
     -    enterprise  information  portals

Pomeroy uses business intelligence practice's Solution Definition Foundation Services ("SDFS") methodology, which includes defined deliverables and milestones. SDFS is a methodology and a set of services that Pomeroy developed to provide its clients analysis and implementation of business intelligence solutions.

The technical personnel in our business process re-engineering solution center have the technical expertise and training to determine the optimal solution ranging from pure process improvement to software package implementation to a custom built solution. Pomeroy has the necessary skills required for:

     -    strategic  information  system  plan
     -    organizational  change  management
     -    focused  process  improvement

     -    continuous  improvement
     -    focused  restructuring
     -    business  process  re-engineering
     -    requirements  definition
     -    software  package  evaluation  and  selection
     -    project  management
     -    implementation  consulting
     -    end  user  training
     -    process  modeling
     -    improvement  portfolio  development
     -    performance  measurement

Pomeroy's CRM solution center assists clients in defining the strategy and requirements necessary to package, evaluate, select and implement a CRM solution. Our technical personnel are experienced and trained with the necessary skills required for:

     -    project  management
     -    business  process  re-engineering
     -    software  evaluation
     -    technical  assessment
     -    implementation  consulting
     -    CRM  strategy  definition
     -    custom  reporting  solutions
     -    data  migrations/conversions
     -    process  documentation  and  system  testing
     -    end-user  training

Pomeroy's VCM solution center offers integrated solutions that streamline value chains and deliver strategic advantages and cost reduction through collaborative logistics. Our technical personnel have the necessary skills required for:

     -    supply  chain  management  strategy  development
     -    e-procurement  strategy  and  implementation
     -    supplier  enablement  services
     -    strategic  sourcing  services
     -    collaborative,  planning,  forecasting  and  replenishment  solutions
     -    transportation,  distribution  and  warehousing  management  solutions
     - VCM packaged-enabled re-engineering implementation support and systems integration services

Pomeroy has established strategic relationships with Elogex, Oracle, and Crossworlds, all well known providers of technology that facilitates VCM.


Infrastructure  Solutions
-------------------------

The infrastructure solutions group offerings consist of: internetworking, wireless solutions, midrange platform, storage, thin client, and managed services.

Pomeroy's Internetworking Solution Center has the technical expertise to design, implement, and support complex networks and computing platforms for its clients. Additionally, Pomeroy will provide direction in the integration of new technologies into its clients' existing environments. Our technical personnel have the necessary skills required for:

     -    network  assessments
     -    converged network design for both the WAN and LAN

     -    next generation voice application assessment and deployment
     -    VOIP  implementation
     -    customized  support  solutions

As a Cisco Gold Integrator, Pomeroy has invested in the required technical and sales expertise to deliver the following specializations: Voice over IP, Wireless, Network Management and Security solutions.

Pomeroy's wireless solution center provides expertise in building and maintaining end-to-end wireless network connections throughout or between buildings, without limitations of wires or cables. By providing the assessment, design, and implementation services, Pomeroy is able to combine the mobility and flexibility its clients want from a wireless LAN solution with the throughput and security users demand from a business LAN.

Pomeroy has the expertise in internet and intranet services to provide its clients with the services required to meet their business goals. Working with its clients, Pomeroy designs and implements secure virtual private networks ("S-VPN's") as an extension of their enterprise.

Pomeroy's midrange platform solution center has the technical expertise to service its clients who have mid-range computers as part of their daily IT infrastructure. Pomeroy has the scope to cover HP, IBM, and SUN products. Additionally, Pomeroy provides software solutions through Sun, Oracle, IBM, HP, and Microsoft to supplement the hardware for a fully integrated solution.

Our  Unix  consultants  assist  customers  with:

     -    server  consolidation  strategies
     -    high  availability  solutions  -  clustering
     -    assessments
     -    architecture  and  design
     -    implementation
     -    maintenance  and  support

Pomeroy's storage strategy center provides expertise that allows its clients to manage, protect, and share their data. Pomeroy designs, integrates and supports storage solutions for its clients. Pomeroy's portfolio includes many of the industry leaders in the storage arena for hardware solutions such as: EMC, HP, IBM, SUN and Storagetek. To provide a complete and scaled solution, Pomeroy has established market software relationships with Computer Associates, Legato and Veritas.

Our storage consultants assist customers with:

     -    server  consolidation  strategies
     -    back-up  and  recovery  solutions
     -    assessments
     -    architecture  and  design
     -    implementation
     -    maintenance  and  support

Pomeroy's thin client center provides support in improving application administration, installation, and security for thin client technology. These services allow for the secure deployment of server-based applications over the internet through a virtual private network solution.

Pomeroy's managed service center provides electronic interaction and commerce through a single source. Our technical personnel have the necessary skills required for:

     - objectives and usage, network backbone, storage and security consulting
     -    infrastructure  platform  consulting  and  implementation
     -    e-business  application  enablement
     -    web  portal  site  design  and  development
     -    online  ordering  and  tracking
     -    enterprise  security  services

Client  Management  Services
----------------------------

Pomeroy's client management services group offers the following comprehensive portfolio of services: technology refresh, contract support services, contingency staffing, depot and end of life services, and lifecycle solutions.

Pomeroy's technology refresh offerings were developed around a proven, cost effective project management and staffing model. Pomeroy utilizes standard Project Management Institute ("PMI") methodologies as the foundation for all projects. Pomeroy's experienced project management staff consistently deliver projects on time and within budget. Combining industry best practices with experienced and talented project management insures that every project becomes a celebrated success story for its customers. Pomeroy offers the following services under the technology refresh umbrella:

     -    platform  selection
     -    procurement,  configuration,  and  staging
     -    multi-site  installations
     -    operating  system  ("O/S")  upgrades/migrations
     -    asset  removal/retirement
     -    project  management

Pomeroy offers a wide range of contract support services that can be leveraged individually or as a packaged life-cycle support offering. Through twenty years of experience and thousands of successful engagements, Pomeroy leverages cost effective best practices to successfully deliver the following contract support service offerings:

     -    maintenance  and  repair
     -    help  desk  support
     -    desk  side  support
     -    installs, moves, adds, and changes ("IMAC")

Pomeroy offers contingency staffing services that provide its customers with both short term and long term supplemental staffing alternatives. Pomeroy's highly trained, certified, and experienced staff provide contingency staffing support to its customers in the following areas:

     -    corporate  projects/roll-outs
     -    repair  and  maintenance
     -    IMAC
     -    trouble  shooting
     -    administrative  support
     -    purchasing  assistance
     -    physical  inventory
     -    project  management/implementation
     -    IT  management
     -    help  desk  support
     -    desk  side  support
     -    network  design,  installation  and  support

Pomeroy's depot and end of life service offerings are designed to minimize its clients downtime and service costs by utilizing effective repair exchange and "Spare In The Air" programs. These offerings are designed to maximize its customer's IT investment while improving customer satisfaction. Pomeroy offers the following depot & end of life services:

     -    maintenance  and  repair
     -    "spare  in  the  air  program"
     -    asset  tracking
     -    data  recovery
     -    O/S  restore
     -    equipment  storage
     -    redeployment
     -    end  of  life/brokerage

By leveraging our proven leadership, years of experience, best practices, and talented/certified technical staff, Pomeroy provides comprehensive life cycle client management solutions. Pomeroy's life cycle management solutions provide a bundled suite of services that dramatically improve customer service, while helping its customers get the most out of their IT budget.

Pomeroy's technical personnel maintain some of the highest credentials. Maintaining a knowledgeable and resourceful technical staff is an ideal that Pomeroy cultivates through career development programs that promote education and skills training. These certifications include:

CISCO: CCIE, CCNA, CCNP, CCDP, CCDA including IP Telephony and Wireless Specializations
NOVELL:  CNE,  MCNE,  CNA,  and  Certified  GroupWise  Engineer
MICROSOFT:  MCP,  MCSA,  MCSE,  MCSE+1,  and  MCDBA
IBM:  xSeries  Certified  System  Engineer, IBM Technical Specialist RS 6000 SP,
IBM  Advanced  Technical  Expert  RS    6000
HEWLETT PACKARD: HP Certified Professionals (NT, NetWare, Alpha/Unix, and StorageWorks), HP Accredited Integration Specialist and Master Accredited Systems Engineers - SAN Architect
COMPUTER  ASSOCIATES:  CUE
NORTEL:  Networks  Specialist,  Nortel  Networks  Certified  Support  Expert
LOTUS:  Notes  Professional
COMPTIA:  A+  Certified  Technicians,  Network+,  IT  Project+,  and  Server+
SUN:  Storage  Engineers
(ISC)2  Certified  Information  Systems  Security  Professional  (CISSP)
ORACLE:  Oracle  Certified  Professional  (OCP)

Pomeroy's revenues from its service and support activities have grown, as a percentage of its consolidated net sales and revenues, over the last several years. For fiscal years 2000, 2001 and 2002, revenues from service and support activities were approximately $139.4 million, $140.4 million, and $131.3 million respectively, and accounted for approximately 15.1%, 17.4%, and 18.7%, respectively, of the consolidated net sales and revenues of Pomeroy in such years.

LEASING SEGMENT

The Company also offers leasing solutions to its customers via an agency agreement with a subsidiary of a Cincinnati-based regional bank. In 2002, this subsidiary acquired the assets and intangibles of the Company's leasing subsidiary. See Note 14 of Notes to Consolidated Financial Statements for information regarding the sale of substantially all of the assets of Technology Integration Financial Services, Inc. ("TIFS"), the Company's leasing subsidiary.

For fiscal years 2000, 2001 and 2002, leasing revenues were approximately, $10.4 million, $9.9 million, and $3.3 million respectively, and accounted for approximately 1.1%, 1.2%, and 0.5%, respectively, of the consolidated net sales and revenues of Pomeroy.

BUSINESS  STRATEGY

Pomeroy's strategy for building shareholder value is to provide comprehensive solutions to improve the productivity of its clients' information technology
(IT) systems thus reducing their overall IT costs. Key elements of the Company's strategy are: (1) to be the low cost provider of the complete solutions which are developed, integrated and managed for its customers, (2) to expand service offerings particularly in the higher end services and networking areas, (3) to expand offerings and grow the customer base through strategic acquisitions, and
(4) to maintain and enhance technical expertise by hiring and training highly qualified technicians and systems engineers.

Pomeroy's sales are generated primarily by its 182 person direct sales and sales support personnel located in 26 regional offices in 13 states throughout the Southeast and Midwest United States. Pomeroy's business strategy is to provide its clients with a comprehensive portfolio of product and service offerings, including, enterprise consulting services, complete infrastructure solutions and client management services. The Company believes that its ability to combine competitive pricing of computer hardware, software and related products with comprehensive higher margin services allows it to compete effectively against a variety of competitors, including independent dealers, superstores, mail order and direct sales by manufacturers. With many businesses seeking assistance to optimize their information technology investments, Pomeroy is using its resources to assist clients in their decision-making, project implementation and management of IT capital.

Most microcomputer products are sold pursuant to purchase orders. For larger procurements, the Company may enter into written contracts with clients. These contracts typically establish prices for certain equipment and services and require short delivery dates for equipment and services ordered by the client. These contracts do not require the client to purchase microcomputer products or services exclusively from Pomeroy and may be terminated without cause upon 30 to 90 days notice. Most contracts are for a term of 12 to 24 months and, in order to be renewed, may require submission of a new bid in response to the client's request for proposal. As of January 5, 2003, the Company has been awarded contracts it estimates will result in an aggregate of approximately $97.8 million of net sales and revenues after January 5, 2003, $108.4 million in net sales and revenues were generated in 2002 from these contracts. Of the aggregate total, the Company estimates that approximately $86.9 million of net sales and revenues will be generated in fiscal 2003. By comparison, as of January 5, 2002, the Company had been awarded contracts that it estimated would result in an aggregate of approximately $144.2 million of net sales and revenues after January 5, 2002. Of this amount, the Company estimated that $100.7 million of net sales and revenues would be generated during fiscal 2002. The estimates of management could be materially less than stated as a result of factors which would cause one or more of these customers to order less product or services than is anticipated. Such factors include the customer finding another supplier for the desired products at a lower price or on better terms, a change in internal business needs of the customer causing the customer to require less or different products and services, or the occurrence of a significant change in technology or other industry conditions which alters the customer's needs or timing of purchases.

Pomeroy has also established relationships with industry leaders relating to its services segment including the authorization to perform warranty and non-warranty repair work for several vendors. In some cases, the authorization of Pomeroy to continue performing warranty work for a particular manufacturer's products is dependent upon the performance of Pomeroy under a dealer agreement with that manufacturer.

Pomeroy provides its services to its clients on a time-and-materials basis and pursuant to written contracts or purchase orders. Either party with limited or no advance notice generally can terminate these service arrangements with its clients. Pomeroy also provides some of its services under fixed-price contracts rather than contracts billed on a time-and-materials basis. Fixed-price contracts are used when Pomeroy believes it can clearly define the scope of services to be provided and the cost of providing those services.

The Company has initiated a program known as the Pomeroy Preferred Partner Program to better serve its clients. Through the program, Pomeroy has the ability to focus on the group of manufacturers, which it has deemed "best in class" through its research, client feedback, and its experience in the industry. By focusing on these "preferred" manufacturers, Pomeroy is building mutual business commitments that it believes will benefit its customers. Such benefits include access to favorable pricing and key decision-makers, better terms and conditions from the manufacturers and enhanced sales and technical training.

Pomeroy has entered into dealer agreements with substantially all of its major vendors/manufacturers. These agreements are typically subject to periodic renewal and to termination on short notice. Substantially all of Pomeroy's dealer agreements may be terminated by the vendor without cause upon 30 to 90 days advance notice, or immediately upon the occurrence of certain events. A vendor could also terminate an authorized dealer agreement for reasons unrelated to Pomeroy's performance. Although Pomeroy has never lost a major vendor/manufacturer, the loss of such a vendor/product line or the deterioration of Pomeroy's relationship with such a vendor/manufacturer would have a material adverse effect on Pomeroy.


COMPETITION

The microcomputer products and services market is highly competitive. Distribution has evolved from manufacturers selling directly to customers, to manufacturers selling to aggregators (wholesalers), resellers and value-added resellers. Competition, in particular the pressure on pricing, has resulted in industry consolidation. In the future, Pomeroy may face fewer but larger competitors as a consequence of such consolidation. These competitors may have access to greater financial resources than Pomeroy. In response to continuing competitive pressures, including specific price pressure from the direct telemarketing, internet and mail order distribution channels, the microcomputer distribution channel is currently undergoing segmentation into value-added resellers who emphasize advanced systems together with service and support for business networks, as compared to computer "superstores," who offer retail purchasers a relatively low cost, low service alternative and direct-mail suppliers which offer low cost and limited service. Certain direct response and internet based fulfillment organizations have expanded their marketing efforts to target segments of the Company's client base, which could have a material adverse impact on Pomeroy's operations and financial results. While price is an important competitive factor in Pomeroy's business, Pomeroy believes that its sales are principally dependent upon its ability to provide comprehensive client support services. Pomeroy's principal competitive strengths include: (i) quality assurance; (ii) service and technical expertise, reputation and experience;
(iii)  competitive pricing of products through alternative distribution sources;
(iv) prompt delivery of products to clients; (v) various financing alternatives; and (vi) its ability to provide prompt responsiveness to clients services needs and to build performance guarantees into services contracts.

Pomeroy competes for product sales directly with local and national distributors and resellers. In addition, Pomeroy competes with microcomputer manufacturers that sell product through their own direct sales forces and to distributors. Although Pomeroy believes its prices and delivery terms are competitive, certain competitors offer more aggressive hardware pricing to their clients.

Pomeroy's services solutions segment competes, directly and indirectly, with a variety of national and regional service providers, including services organizations of established computer product manufacturers, value-added resellers, systems integrators, internal corporate management information systems and consulting firms. Pomeroy believes that the principal competitive factors for information technology services include technical expertise, the availability of skilled technical personnel, breadth of service offerings, reputation, financial stability and price. To be competitive, Pomeroy must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continuing to enhance its service offerings and expand sales channels. Any pricing pressures, reduced margins or loss of market share resulting from Pomeroy's failure to compete effectively could have a material adverse effect on Pomeroy's operations and financial results.

Pomeroy believes its services solutions segment competes successfully by providing a comprehensive solution portfolio for its clients' information technology asset management and networking services needs. Pomeroy delivers cost-effective, flexible, consistent, reliable and comprehensive solutions to meet clients' information technology infrastructure service requirements. Pomeroy also believes that it distinguishes itself on the basis of its technical expertise, competitive pricing and its ability to understand its clients' needs.

CERTAIN  BUSINESS  FACTORS

The following business factors, among others, are likely to affect Pomeroy's operations and financial results and should be considered in evaluating Pomeroy's outlook.

Growth  and  Future  Acquisitions
---------------------------------
In the past, Pomeroy has grown both internally and through acquisitions. During fiscal 2002, Pomeroy experienced a decline in the growth in the products due to the continued downturn in the economy and a decline in the leasing segment due to the sale of a portion of TIFS. Pomeroy's business strategy is to continue to grow both internally and through acquisitions. There can be no assurance that, in the future, Pomeroy will be successful in repeating the growth experienced in prior years. Pomeroy expects future growth will result from acquisitions in addition to organic growth. In fiscal 2002, Pomeroy completed one acquisition and continues to evaluate expansion and acquisition opportunities that would complement its ongoing operations. As part of Pomeroy's growth strategy, it plans to continue to make investments in complementary companies, assets and technologies, although there can be no assurance that Pomeroy will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies into Pomeroy without substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will be profitable at the time of their acquisition or will achieve levels of profitability that justify the investment therein. Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on Pomeroy's reported operating results, disrupting ongoing business and distracting management and employees, incurring debt to finance acquisitions or issuing equity securities which could be dilutive to existing stockholders, dependence on retaining, hiring and training key personnel, incurring unanticipated problems or legal liabilities and amortization of acquired intangible assets. Some or all of these special risks could have a material adverse effect on Pomeroy's operations and financial results.

Vendor  Receivables
-------------------
Any change in the level of vendor rebates or manufacturer market development funds offered by manufacturers that results in the reduction or elimination of rebates or manufacturer market development funds currently received by Pomeroy could have a material adverse effect on Pomeroy's operations and financial results. In particular, a reduction or elimination of rebates related to government and educational customers could adversely affect Pomeroy's ability to serve those clients profitably. In addition, there are specific risks, discussed below, related to the individual components of vendor receivables that include vendor rebates, manufacturer market development funds and warranty receivables. During fiscal year 2001 and 2002, the Company recorded a $15 million and $3.3 million allowance, respectively, related to the collectibility of vendor receivables resulting in a $9.1 million and $2.1 million, respectively, reduction in net income. The determination of an appropriate allowance was based on the deterioration in the aging of the vendor receivables, the expected resolution of the disallowed claims (see primary reasons for vendor rebate claims being disallowed) and the general posture of the OEM's regarding resolution.

Vendor  Rebates
---------------
The most significant component of vendor receivables is vendor rebates. Vendor rebate programs are developed by OEM's allowing them to modify product pricing on a case by case basis (generally determined by individual clients) to maintain their competitive edge on specific transactions. Pomeroy contacts the OEM to request a rebate, for a specific transaction, and if approved, the OEM provides Pomeroy with a document authorizing a rebate to be paid to Pomeroy at a later date when a claim is filed. If the business is won, Pomeroy records the sale and the cost of the sale is reduced by the amount of the rebate, which is recorded as a vendor receivable. Rebate programs involve a complex set of rules varying by manufacturer. As a result of the rules and complexity of applying the rules to each item sold, claims are often rejected and require multiple submissions before credit is given resulting in longer aging of vendor receivables than other types of receivables. In addition, sometimes a claim is rejected altogether and no credit is given. Primary reasons for claims being disallowed and corresponding re-files include serial number issues (missing, incomplete, transposed, data base match-up discrepancies, etc.), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (bid letters, customer information, etc.) Pomeroy has made substantial process and system enhancements geared towards minimizing refiling rebate claims, but there is no assurance that Pomeroy will be able to successfully claim all of the vendor rebates that were passed along to the clients in a form of a reduction in sales price. Pomeroy has had to write off vendor receivables in the past and may have to do so in the future.

Manufacturer  Market  Development  Funds
----------------------------------------
Several manufacturers offer market development funds, cooperative advertising and other promotional programs to distribution channel partners. Pomeroy utilizes these programs to fund some of its advertising and promotional programs. The funds received from manufacturers are offset directly against the expense, thereby reducing selling, general and administrative expenses and increasing net income. While such programs have been available to the Company in the past, there is no assurance that these programs will be continued.

Warranty  Receivable
--------------------
The Company performs warranty service work on behalf of the OEM on customer product. Any labor cost or replacement parts needed to repair the product is reimbursable to Pomeroy by the OEM. It is the Company's responsibility to file for and collect these claims. The inability of the Company to properly track and document these claims could result in the loss of reimbursements.

Management  Information  System
-------------------------------
Pomeroy relies upon the accuracy and proper utilization of its management information system to provide timely distribution services, manage its inventory and track its financial information. To manage its growth, Pomeroy is continually evaluating the adequacy of its existing systems and procedures. Pomeroy selected the Siebel solution to provide a CRM and Professional Service Management system. Pomeroy made this selection and acquired the software in the third quarter of 2002 and will deploy the solution in phases throughout 2003. Pomeroy anticipates that it will regularly need to make capital expenditures to upgrade and modify its management information system, including software and hardware, as Pomeroy grows and the needs of its business change. There can be no assurance that Pomeroy will anticipate all of the demands which expanding operations may place on its management information system. The occurrence of a significant system failure or Pomeroy's failure to expand or successfully implement its systems could have a material adverse effect on Pomeroy's operations and financial results.

Dependence  on  Technical  Employees
------------------------------------
The future success of Pomeroy's services business depends in large part upon the Company's ability to attract and retain highly skilled technical employees in competitive labor markets. There can be no assurance that Pomeroy will be able to attract and retain sufficient numbers of skilled technical employees. The loss of a significant number of Pomeroy's existing technical personnel or difficulty in hiring or retaining technical personnel in the future could have a material adverse effect on the Company's operations and financial results.

Inventory  Management
---------------------
Rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence characterize the information technology industry. While most of the inventory stocked by Pomeroy is for specific client orders, inventory devaluation or obsolescence could have a material adverse effect on Pomeroy's operations and financial results. Current industry practice among manufacturers is to provide price protection intended to reduce the risk of inventory devaluation, although such policies are subject to change at any time and there can be no assurance that such price protection will be available to Pomeroy in the future. In prior fiscal years, many manufacturers reduced the number of days for which they provided price protection. During fiscal 2002, most of the reductions have stabilized, however, current terms and conditions remain subject to change. In addition to the price protection mentioned above, subject to certain limitations, Pomeroy currently has the option of returning inventory to certain manufacturers and distributors. The amount of inventory that can be returned to manufacturers without a restocking fee varies under Pomeroy's agreements and such return policies may provide only limited protection against excess inventory. There can be no assurance that new product developments will not have a material adverse effect on the value of the Company's inventory or that the Company will successfully manage its existing and future inventory. In addition, Pomeroy stocks parts inventory for its services business. Parts inventory is more likely to experience a decrease in valuation as a result of technological change and obsolescence. Price protection practices are not ordinarily offered by manufacturers with respect to service parts.

Dependence  on  Vendor  Relationships
-------------------------------------
The Company's current and future success depends, in part, on the relationships with leading hardware and software vendors and on their status as an authorized service provider. Pomeroy is currently authorized to service the products of many industry-leading hardware, software and internetworking product vendors. Without these relationships, the Company would be unable to provide current range of services, principally warranty services.

The Company may not be able to maintain, or attract new relationships with the computer hardware and software vendors that they believe are necessary for their business. Since Pomeroy utilizes vendor relationships as a marketing tool, any negative change in these relationships could adversely affect the financial condition and results of operations while they seek to establish alternative relationships. In general, authorization agreements with vendors include termination provisions, some of which are immediate. The Company cannot assure that vendors will continue to authorize them as an approved service provider. In addition, the Company cannot assure that vendors, which introduce new products, will authorize them as an approved service provider for such new products.

Significant product supply shortages have resulted from time to time because manufactures have been unable to produce sufficient quantities of certain products to meet demand. The Company expects to experience some difficulty in obtaining an adequate supply of products from its major vendors, which may result in delays in completing sales.

The loss of any vendor relationship, product line, or product shortage could reduce the supply and increase costs of products sold by Pomeroy and adversely impact the Company's competitive position.

Pricing  Pressures
------------------
Pomeroy believes its prices and delivery terms are competitive; however, certain competitors may offer more aggressive pricing to their clients. The Company has experienced and expects continued pricing pressure in its products segment due to industry consolidation and the efforts of manufacturers to sell directly to Pomeroy's clients. In addition, the general weakness in the U.S. economy has impacted Pomeroy's business. In an attempt to stimulate sales to existing and new customers, the Company believes that pricing pressures may increase in the future, which could require the Company to reduce prices, which may have an adverse impact on its operating results. Decreasing prices of Pomeroy's products and services offerings will require the Company to sell a greater number of products and services to achieve the same level of net sales and gross profit.

Government  Contracts
---------------------
A portion of Pomeroy's revenue is derived from contracts with state and local governments and government agencies. In the event of a dispute, the Company would have limited recourse against the government or government agency. Furthermore, future statutes and/or regulations may reduce the profitability of such contracts. In addition, certain of the Company's government contracts have no contractual limitation of liability for damages resulting from the provision of services.

Dependence  on  Major  Clients
------------------------------
During fiscal 2002, approximately 28.1% of Pomeroy's total net sales and revenues were derived from its top 10 customers. No customer accounted for more than 10% of Pomeroy's total net sales and revenues.

Dependence  on  Key  Personnel
------------------------------
The success of Pomeroy is dependent on the services of David B. Pomeroy, II, the CEO and Chairman of the Board, Stephen E. Pomeroy, President and Chief Operating Officer of the Company and Chief Executive Officer of Pomeroy Select, and other key personnel. The loss of the services of David B. Pomeroy, Stephen E. Pomeroy, or other key personnel could have a material adverse effect on Pomeroy's business. Pomeroy maintains $1.0 million in key man life insurance insuring the life of David B. Pomeroy. In addition, Pomeroy maintains $700 thousand in key man life insurance insuring the life of Stephen E. Pomeroy. Pomeroy has entered into employment agreements with certain of its key personnel, including David B. Pomeroy and Stephen E. Pomeroy. Pomeroy's success and plans for future growth will also depend on its ability to attract and retain highly skilled personnel in all areas of its business.

Stock  Price
------------
Pomeroy's stock price is affected by a number of factors, including quarterly variations in revenue, gross profit and operating income, general economic and market conditions, and estimates and projections by the investment community. As a result, Pomeroy's common stock may fluctuate in market price.


EMPLOYEES

As of January 5, 2003, Pomeroy had 1,467 full-time employees consisting of the following: 1,050 technical personnel; 182 direct sales representatives and sales support personnel; 40 management personnel; and 195 administrative and distribution personnel. Pomeroy offers its full-time employees the options to participate in health and dental insurance, short and long term disability insurance, life insurance, 401(k) plan and an employee stock purchase plan. Pomeroy has no collective bargaining agreements and believes its relations with its employees are good.

BACKLOG

Pomeroy does not have a significant backlog of business since it normally delivers and installs products purchased by its clients within 10 days from the date of order. Accordingly, backlog is not material to Pomeroy's business or indicative of future sales. From time to time, Pomeroy experiences difficulty in obtaining products from its major vendors as a result of general industry conditions. These delays have not had, and are not anticipated to have, a material adverse effect on Pomeroy's results of operations.

PATENTS  AND  TRADEMARKS

The Company owns no trademarks or patents. Although Pomeroy's various dealer agreements do not generally allow the Company to use the trademarks and trade names of these various manufacturers, the agreements do permit the Company to refer to itself as an "authorized representative" or an "authorized service provider" of the products of those manufacturers and to use their trademarks and trade names for marketing purposes. Pomeroy considers the use of these trademarks and trade names in its marketing efforts to be important to its business.

ACQUISITIONS

Acquisitions have contributed significantly to Pomeroy's growth. The Company believes that acquisitions are one method of increasing its presence in existing markets, expanding into new geographic markets, adding experienced service personnel, gaining new product offerings and services, obtaining more competitive pricing as a result of increased purchasing volumes of particular products and improving operating efficiencies through economies of scale. In recent years, there has been consolidation among providers of microcomputer products and services and Pomeroy believes that this consolidation will continue, which, in turn, may present additional opportunities for the Company to grow through acquisitions. The Company continually seeks to identify and evaluate potential acquisition candidates.

During fiscal 2002, Pomeroy completed one acquisition. The total consideration given consisted of $0.3 million in cash and subordinated notes of $0.2 million. Additionally, the purchase price will be adjusted for any potential earn outs. Interest on the subordinated notes is payable quarterly. Principal in the amount of $0.2 million is payable in one annual installment commencing on the first anniversary of closing.

ITEM 2.   PROPERTIES

Pomeroy's principal executive offices, distribution facility and national training center comprised of approximately 36,000, 161,417 and 22,000 square feet of space, respectively, are located in Hebron, Kentucky. These facilities are leased from Pomeroy Investments, LLC ("Pomeroy Investments"), a Kentucky limited liability company controlled by David B. Pomeroy, II, Chief Executive Officer of the Company, under a ten year triple-net lease agreement, which expires in July 2010. The lease agreement provides for 2 five-year renewal options.

Pomeroy also has non-cancelable operating leases for its regional offices, expiring at various dates between 2002 and 2008. Pomeroy believes there will be no difficulty in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space. In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used. Pomeroy does not own any real property.

ITEM 3.   LEGAL  PROCEEDINGS

Various legal actions arising in the normal course of business have been brought against Pomeroy. Management believes these matters will not have a material adverse effect on Pomeroy's consolidated financial position or results of operations.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the periods indicated, the high and low sales price for the Common Stock for the quarters indicated as reported on the NASDAQ National Market.

                          2001            2002
                     --------------  --------------
                      High    Low     High    Low
                     ------  ------  ------  ------
     First Quarter   $18.25  $11.00  $17.30  $12.70
     Second Quarter  $16.60  $11.10  $17.35  $13.23
     Third Quarter   $16.60  $ 9.73  $14.23  $ 9.27
     Fourth Quarter  $16.50  $10.90  $13.20  $ 9.56


As of February 28, 2003, there were approximately 353 holders of record of Pomeroy's common stock.

Dividends
---------
Pomeroy has not paid any cash dividends since its organization and the completion of its initial public offering. Pomeroy has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends are restricted under Pomeroy's current borrowing agreement.

ITEM 6.   SELECTED FINANCIAL DATA

(In thousands, except per share data)

                                                      For the Fiscal Years Ended January 5,
                                             -------------------------------------------------------
                                             1999 (1,2)    2000(3)    2001(4)    2002(5)    2003(6)
                                             -----------  ---------  ---------  ---------  ---------
Consolidated Statement of Income Data:
Net sales and revenues. . . . . . . . . . .  $  627,928   $756,757   $925,138   $809,214   $702,800
Cost of sales and service  .. . . . . . . .     543,764    652,503    801,788    705,937    615,135
                                             -----------  ---------  ---------  ---------  ---------
Gross profit. . . . . . . . . . . . . . . .      84,164    104,254    123,350    103,277     87,665

Operating expenses:
Selling, general and administrative . . . .      43,689     52,216     61,135     61,640     55,369
Depreciation and amortization . . . . . . .       5,377      6,527      9,516     10,362      5,719
Litigation settlement and related costs (7)           -          -          -      1,000        300
Provision for vendor receivables and
 restructuring charge (8) . . . . . . . . .           -          -          -     15,934      4,048
                                             -----------  ---------  ---------  ---------  ---------
Total operating expenses. . . . . . . . . .      49,066     58,743     70,651     88,936     65,436

Income from operations. . . . . . . . . . .      35,098     45,511     52,699     14,341     22,229

Other expense (income):
Interest expense. . . . . . . . . . . . . .       2,670      3,858      4,352      1,768        541
Miscellaneous . . . . . . . . . . . . . . .        (140)       (93)      (547)      (229)       (63)
                                             -----------  ---------  ---------  ---------  ---------
Total other expense . . . . . . . . . . . .       2,530      3,765      3,805      1,539        478

Income before income taxes. . . . . . . . .      32,568     41,746     48,894     12,802     21,751

Income tax expense (9). . . . . . . . . . .      12,409     16,864     19,406      4,993      6,742
                                             -----------  ---------  ---------  ---------  ---------
Net income. . . . . . . . . . . . . . . . .  $   20,159   $ 24,882   $ 29,488   $  7,809   $ 15,009
                                             ===========  =========  =========  =========  =========

Earnings per common share (basic) . . . . .  $     1.76   $   2.12   $   2.42   $   0.62   $   1.18
Earnings per common share (diluted) . . . .  $     1.72   $   2.11   $   2.38   $   0.61   $   1.18

Consolidated Balance Sheet Data:
Working capital . . . . . . . . . . . . . .  $   71,364   $ 61,126   $ 89,449   $ 99,838   $123,334
Long-term debt, net of current maturities .       8,231      6,971     19,572     10,213          -
Equity. . . . . . . . . . . . . . . . . . .     112,989    140,221    181,705    190,762    203,674
Total assets. . . . . . . . . . . . . . . .     254,226    333,141    361,268    341,718    248,496


1) During fiscal 1998, Pomeroy acquired the assets of Commercial Business Systems, Inc., Access Technologies, Inc. and all of the outstanding stock of Global Combined Technologies, Inc.

2) During fiscal 1998, Pomeroy's results include an after tax charge of $681 ($0.06 per diluted share) related to the uncollectibility of certain vendor warranty claims.

3) During fiscal 1999, Pomeroy acquired certain assets of Systems Atlanta Commercial Systems, Inc. and all the outstanding stock of Acme Data Systems, Inc.

4) During fiscal 2000, Pomeroy acquired certain assets of Datasource Hagen, DataNet, Inc. and all the outstanding stock of The Linc Corporation and Val Tech Computer Systems, Inc. See Note 13 of Notes to Consolidated Financial Statements.

5) During fiscal 2001, Pomeroy acquired certain assets of Osage Systems Group, Inc., Ballantyne Consulting Group, Inc. and System 5 Technologies, Inc. See
     Note  13  of  Notes  to  Consolidated  Financial  Statements.

6) During fiscal 2002, Pomeroy acquired certain assets of Verity Solutions, LLC. See Note 13 of Notes to Consolidated Financial Statements.

7) During fiscal 2001, Pomeroy's results include an after tax charge of $610 ($0.05 per diluted share) related to the litigation settlement with FTA Enterprises, Inc. for $1,000. During fiscal 2002, Pomeroy's results include an after tax charge of $186 ($0.01 per diluted share) related to the litigation settlement of $300.

8) During fiscal 2001, Pomeroy's results include an after tax charge of $9.7 million ($0.77 per diluted share) related to the Company recording an increase in reserves and a restructuring charge totaling $15.9 million. During fiscal 2002, Pomeroy's results include an after tax charge of $2.5 million ($0.20 per diluted share) related to the Company recording an increase in reserves and a restructuring charge totaling $4.0 million.

9) During fiscal 2002, Pomeroy's results include an income tax benefit due to a tax accounting change of $1.6 million.


QUARTERLY RESULTS OF OPERATIONS - UNAUDITED (in thousands, except per share data)

The following table sets forth certain unaudited operating results of each of the eight prior quarters. This information is unaudited, but in the opinion of management includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations of such periods.

                                                     Fiscal 2002
                                     -----------------------------------------------
                                      First      Second        Third       Fourth
                                     Quarter   Quarter(1)   Quarter(2)   Quarter(3)
                                     --------  -----------  -----------  -----------
Net sales and revenues               $186,348  $   196,580  $   170,921  $   148,951
Gross Profit                         $ 23,820  $    24,102  $    21,452  $    18,291
Net income (loss)                    $  4,663  $     4,627  $     5,094  $       625
Earnings (loss)  per common share:
  Basic                              $   0.37  $      0.36  $      0.40  $      0.05
  Diluted                            $   0.37  $      0.36  $      0.40  $      0.05


                                                       Fiscal 2001
                                    --------------------------------------------------
                                       First       Second        Third       Fourth
                                    Quarter(4)   Quarter(5)   Quarter(6)   Quarter(7)
                                    -----------  -----------  -----------  -----------
Net sales and revenues              $   195,696  $   205,336  $   203,709  $  204,473
Gross Profit                        $    24,748  $    25,143  $    26,561  $   26,824
Net income (loss)                   $     2,926  $     4,243  $     5,144  $   (4,503)
Earnings (loss) per common share:
  Basic                             $      0.23  $      0.34  $      0.41  $    (0.36)
  Diluted                           $      0.23  $      0.33  $      0.40  $    (0.35)


1. During the second quarter of fiscal 2002, Pomeroy's results include an after tax charge of $297 ($.02 per diluted share) related to the Company recording a restructuring charge totaling $487. During second quarter of fiscal 2002, Pomeroy acquired certain assets of Verity Solutions, LLC. See
     Note  13  of  Notes  to  Consolidated  Financial Statements.

2. During the third quarter of fiscal 2002, Pomeroy's results include an after tax charge of $327 and tax benefit of $1.6 million ($.10 per diluted share) related to the Company recording a restructuring charge of $227, litigation settlement of $300 and an income tax benefit due to a tax accounting change of $1.6 million.

3. During the fourth quarter of fiscal 2002, Pomeroy's results include an after tax charge of $2.1 million ($0.16 per diluted share) related to the Company recording an increase in reserves totaling $3.3 million.

4. During the first quarter of fiscal 2001, Pomeroy's results include an after tax charge of $610 ($0.05 per diluted share) related to the litigation settlement with FTA Enterprises, Inc.

5. During the second quarter of fiscal 2001, Pomeroy acquired certain assets of Osage Systems Group, Inc. See Note 13 of Notes to Consolidated Financial Statements.

6. During the third quarter of fiscal 2001, Pomeroy acquired certain assets of Ballantyne Consulting Group, Inc. and System 5 Technologies, Inc. See Note 13 of Notes to Consolidated Financial Statements.

7. During the fourth quarter of fiscal 2001, Pomeroy's results include an after tax charge of $9.7 million ($0.77 per diluted share) related to Pomeroy recording an increase in reserves and a restructuring charge of $15.9 million.

ITEM 7.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's results of operation and financial position should be read in conjunction with its consolidated financial statements included elsewhere in this report. In addition, the Certain Business Factor's described under "Business" should be considered in evaluating the Company's outlook.

CRITICAL ACCOUNTING POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Management believes that it consistently applies judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any errors in these judgments and estimates may have a material impact on the Company's statement of operations and financial conditions. Critical accounting policies, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult and subjective judgments and estimates of matters that are inherently uncertain. The Company considers its critical accounting policies to be (1) vendor and trade receivable allowances and (2) valuation of long-lived assets.

Vendor  and  trade  receivable  allowances
Pomeroy maintains allowances for doubtful accounts on both vendor and trade receivables for estimated losses resulting from the inability of its customers or vendors to make required payments. The determination of a proper allowance for vendor receivables is based on an ongoing analysis as to the recoverability of the Company's vendor receivable portfolio based primarily on account aging. The determination of a proper allowance for trade receivables is based on an ongoing analysis as to the credit quality and recoverability of the Company's trade receivable portfolio. Factors considered are account aging, historical bad debt experience, current economic trends and others. The analysis is performed on both vendor and trade receivable portfolios. A separate allowance account is maintained based on each analysis.

Valuation  of  long-lived  assets
Long-lived assets, including property and equipment, goodwill and other intangible assets are reviewed for impairment when events or changes in facts and circumstances indicate that their carrying amount may not be recoverable. Events or changes in facts and circumstances that Pomeroy considers as impairment indicators include the following:
     - Significant underperformance of the Company's operating results relative to expected operating results;
     -    Net book value compared to its market capitalization;
     -    Significant adverse economic and industry trends;
     -    Significant decrease in the market value of the asset;
     -    Significant changes to the asset since the Company acquired it;

     - And the extent that the Company may use an asset or changes in the manner that the Company may use it.

When the Company determines that one or more impairment indicators are present for its long-lived assets, excluding goodwill, Pomeroy compares the carrying amount of the asset to the new future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, Pomeroy would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset over its fair value.

When the Company determines that one or more impairment indicators are present for its goodwill, Pomeroy compares its reporting unit's carrying value to its fair value. The Company has two reporting units for goodwill testing which are a products reporting unit and a services reporting unit. As of January 5, 2003, the Company had not recorded an impairment loss on its transitional testing of goodwill in connection with SFAS 142. The Company has adopted January 6 as the valuation date for the annual testing. Currently, the Company has engaged a third-party valuation specialist to perform the annual goodwill impairment testing as of January 6, 2003. An impairment loss, if any, would be reported in the Company's future results of operations.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

Total Net Sales and Revenues. Total net sales and revenues decreased $106.4 million, or 13.1%, to $702.8 million in fiscal 2002 from $809.2 million in fiscal 2001. This decrease was a result primarily of a continued industry-wide slowdown in technology spending due to the general weakness in the U.S. economy, the decrease in leasing revenue due to the sale of Technology Integration Financial Services, Inc. ("TIFS"). Further, the Company sometimes elects to take a commission from the manufacturers for arranging sales transactions where it judges the gross profit to be inadequate for its participation in the sales transaction. In fiscal year 2002, Pomeroy elected to take such commissions on transactions whose sales would otherwise have been $16.0 million.

Products and leasing sales decreased $97.2 million, or 14.5%, to $571.5 million in fiscal 2002 from $668.7 million in fiscal 2001. Service revenues decreased $9.2 million, or 6.5%, to $131.3 million in fiscal 2002 from $140.5 million in fiscal 2001. These net decreases were primarily a result of an industry-wide slowdown in technology spending due to the general weakness in the U.S. economy and sale of TIFS.

Gross Profit. Gross profit margin was 12.5% in fiscal 2002 compared to 12.8% in fiscal 2001. This decrease in gross margin resulted primarily from the decrease in hardware and leasing gross margins due to the sale of TIFS offset by the increase in service gross margin. The decrease in hardware gross margin is primarily associated with the Company's strategic decision to aggressively price its hardware business in order to maintain and capture market share and to the weakened economic conditions of the IT industry. The increase in service gross margin is primarily associated with the improved utilization of service personnel. Service gross margins increased to 46.1% of total gross margin in fiscal 2002 from 39.3% in fiscal 2001. On a forward looking basis, the Company expects to continue its aggressive product pricing in order to gain existing market share which will have a continued impact on product gross margin. Additionally, the Company expects to continue increasing the breadth and depth of its service offerings, which it expects, will have a continued impact on service gross margin. Factors that may have an impact on gross margin in the future include the continued changes in hardware margins, change in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers and the ratio of service revenues to total net sales and revenues.

Operating Expenses. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues increased to 7.9% in fiscal 2002 from 7.6% for fiscal 2001. This increase is primarily the result of lower than expected total net sales and revenues and the increase in its allowance for doubtful accounts offset by the reduction in the selling and administrative payroll costs. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 9.3% in fiscal 2002 from 11.0% in fiscal 2001. This decrease is due to the elimination of amortization expense associated with the Company's goodwill, the reduction in the provision for vendor receivables, and the reduction in payroll costs offset by the lower than expected total net sales and
revenues.   On  a  forward-looking  basis,  the  Company  expects  to  continue monitoring its selling, general and administrative expenses for strict cost controls.

Litigation Settlement. Litigation settlement expense decreased $.7 million or 70% to $.3 million in fiscal 2002 from $1 million in fiscal 2001.

Increase in Allowances. Vendor allowances decreased $11.7 million or 78% to $3.3 million in fiscal 2002 from $15 million in fiscal 2001. Vendor allowances expressed as a percentage of total net sales and revenues decreased to .5% in fiscal 2002 from 1.9% for fiscal 2001. The vendor allowances are specifically related to the collectibility of vendor receivables. The determination of an appropriate allowance was based on the deterioration of the aging of the vendor receivables, the expected resolution of the disputed vendor rebate claims and the general posture of the OEM's regarding resolution.

Restructuring Charge. Restructuring expenses decreased $.2 million or 22.2% to $.7 million in fiscal 2002 from $.9 million in fiscal 2001. Restructuring expenses expressed as a percentage of total net sales and revenues remained at 0.1% for fiscal 2002 and 2001.

During fiscal 2002, the Company approved a plan to consolidate and relocate operations in various geographical locations. The plan resulted in a pre-tax restructuring charge of $714 thousand ($493 thousand after tax). The restructuring costs consisted of $484 thousand in equipment and leasehold improvement dispositions, $126 thousand in involuntary employee severance costs, and $104 thousand in lease terminations. Under the plan, the Company eliminated approximately 40 employees.

The  execution  of  the  plan began and was completed during fiscal 2002.  As of
January  5,  2003,  the  Company  had  $41  thousand  in  accrued  and  unpaid
restructuring  costs.   The  Company  expects  to  pay  substantially all of the
remaining  accrued  and  unpaid  costs  by  the  end  of  fiscal  2003.

Income from Operations. Income from operations increased $7.9 million, or 55.2%, to $22.2 million in fiscal 2002 from $14.3 million in fiscal 2001. The Company's operating margin increased to 3.7% in fiscal 2002 from 1.8% in fiscal 2001. This increase is primarily due to the decrease in operating expenses and offset by the decrease in gross margin and the lower than expected total net sales and revenues.

Interest Expense. Interest expense decreased $1.3 million, or 69.4%, to $0.5 million in fiscal 2002 from $1.8 million in fiscal 2001. This decrease was due to reduced borrowings as a result of improved cash flow management, the sale of TIFS and a reduced interest rate charged by the Company's lender.

Income Taxes. The Company's effective tax rate was 31.0% in fiscal 2002 compared to 39.0% in fiscal 2001. This decrease was related to a tax benefit of $1.6 million associated with an increase in the tax basis of leased assets as a result of an accounting method change for tax purposes, lower overall state income tax liability and the change in goodwill amortization.

Net Income. Net income increased $7.2 million, or 92.3%, to $15.0 million in fiscal 2002 from $7.8 million in fiscal 2001. The increase was a result of the factors described above.

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

Operating Expenses. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues increased to 7.6% in fiscal 2001 from 6.6% for fiscal 2000. This increase is primarily the result of lower than expected total net sales and revenues. Total operating expenses expressed as a percentage of total net sales and revenues increased to 11.0% in fiscal 2001 from 7.6% in fiscal 2000 primarily due to the increase in reserves, restructuring charge and the litigation settlement as discussed below and the lower than expected total net sales and revenues.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $34.9 million in fiscal 2002. Cash provided from investing activities was $15.4 million, which included $24.4 million for proceeds related to the sale of the leasing segment and $0.5 million for proceeds on sale of fixed assets offset by $1.7 million for acquisitions completed in fiscal 2002 and prior years and $7.8 million for capital expenditures. Cash used in financing activities was $20.7 million which included $6.4 million of net payments on notes payable, $12.1 million of net payments on bank notes payable, $3.4 million for the purchase of treasury stock, and was offset by $0.8 million from the exercise of stock options and the related tax benefit, and $0.4 million proceeds from the employee stock purchase plan.

A significant part of the Pomeroy's inventories is financed by floor plan arrangements with third parties. At January 5, 2003, these lines of credit totaled $84.0 million, including $72.0 million with GE Commercial Distribution Finance ("GECDF") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is nominal due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. Pomeroy classifies amounts outstanding under the floor plan arrangements as accounts payable.

Pomeroy's financing of receivables is provided through a portion of its credit facility with GECDF. The $240.0 million credit facility has a three year term and includes $72.0 million for inventory financing as described above, $144.0 million for working capital which is based upon accounts receivable financing, and a cash-flow component in the form of a $24.0 million term loan, which is not restricted to a borrowing base. Under the agreement, the credit facility provides a credit line of $144.0 million for accounts receivable financing. The accounts receivable and term loan portion of the credit facility carry a variable interest rate based on the London InterBank Offering Rate ("LIBOR") and a pricing grid which was 4.13% as of January 5, 2003. At January 5, 2003, the Company did not have a balance outstanding under this facility. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, Pomeroy is subject to various financial covenants and restricted from paying dividends. Currently, Pomeroy is not in violation of any financial covenants.

On April 16, 2002, the Company closed the sale of substantially all of the assets of its wholly owned leasing subsidiary- Technology Integration Financial Services, Inc. ("TIFS"). ILC paid the Company book value for the net assets of TIFS as of April 16, 2002, which was approximately $4.8 million. In addition, ILC assumed and liquidated at the time of the closing approximately $20.0 million of the Company's debt related to leased assets owed by TIFS as of April 16, 2002.

Pomeroy believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy Pomeroy's capital requirements for the next twelve months. Historically, Pomeroy has financed acquisitions using a combination of cash, earn outs, shares of its Common Stock and seller financing. Pomeroy anticipates that future acquisitions will be financed in a similar manner.

Aggregated Information about Contractual Obligations and Other Commitments


                                                                                          MORE THAN
                                     TOTAL   YEAR 1   YEAR 2   YEAR 3   YEAR 4   YEAR 5    5 YEARS
                                    ---------------------------------------------------------------
Acquisition note                    $   541  $   541  $     -  $     -  $     -  $     -  $       -
Operating leases                     17,878    4,856    3,298    2,853    1,786    1,513      3,572
Bank notes payable                        -        -        -        -        -        -          -
Long term notes payable                   -        -        -        -        -        -          -
                                    ---------------------------------------------------------------
Total contractual cash obligations  $18,419  $ 5,397  $ 3,298  $ 2,853  $ 1,786  $ 1,513  $   3,572
                                    ===============================================================


On January 29, 2003, the Company's Board of Directors authorized a program to repurchase up to an additional 100,000 shares of the Company's outstanding common stock, which represents less than 1.0% of its outstanding common stock, in open market purchases made from time to time at the discretion of the Company's management. The time and extent of the repurchases will depend on market conditions. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the stock redemption program out of working capital and the redemption program will be effectuated over the next 12 months.

 On February 21, 2003, the Company announced the completion of the acquisition of Micrologic Business Systems of K.C., INC. ("Micrologic"), a Kansas City based IT solutions and professional services provider. For the twelve months ended December 31, 2002, Micrologic has recorded revenues of $32.0 million. Their primary services include systems network integration, project management, and telephony integration.

ITEM 8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Registrant hereby incorporates the financial statements required by this item by reference to Item 14 hereof.

ITEM 9.   DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

None

                                    PART III

ITEMS 10-13.

The Registrant hereby incorporates the information required by Form 10-K, Items 10-13 by reference to the Company's definitive proxy statement for its 2003 Annual Meeting of shareholders, which will be filed, with the Commission prior to May 5, 2003.

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures within the 90-day period prior to the date of this report pursuant to Rule 13a-14(c ) and 15d-14(c ) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-K for the year ended January 5, 2003.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report:

                                                          2002 Form
                                                          10-K Page
                                                         -----------
1.   Financial Statements:

     Report of Independent Certified Public Accountants  F-1

     Consolidated Balance Sheets,
     January 5, 2002 and January 5, 2003                 F-2 to F-3

     For each of the three fiscal years in
     the period ended January 5, 2003:

     Consolidated Statements of Income                   F-4

     Consolidated Statements of Cash Flows               F-5

     Consolidated Statements of Equity                   F-6

     Notes to Consolidated Financial Statements          F-7 to F-23

2.   Financial Statement Schedules:


     None

==========================================================================================================
                                                                                     Filed Herewith
                                                                                     (page #) or
                                                                                     Incorporated
3.      Exhibits                                                                     by Reference to:
        --------                                                                     ----------------
                    3(a)  Certificate of Incorporation, as amended                   Exhibit 3(a) of
                                                                                     Company's
                                                                                     Form 10-Q filed
                                                                                     Aug.11, 2000


               3(i)(a)1   Certificate of Incorporation of Pomeroy Computer           Exhibit 3(i)(a)(1) of
                          Resources, dated February, 1992                            Company's Form 10-
                                                                                     Q filed Aug. 11, 2000

               3(i)(a)2   Certificate of Amendment to Certificate of Incorporation,  Exhibit 3(i)(a)(2) of
                          dated July 1997                                            Company's Form 10-
                                                                                     Q filed Aug. 11, 2000


               3(i)(a)3   Certificate of Designations of Series A  Junior            Exhibit 3(i)(a)(3) of
                          Participating Preferred Stock of Pomeroy Computer          Company's Form 10-
                          Resources, Inc. February 1998                              Q filed Aug. 11, 2000


               3(i)(a)4   Certificate of Amendment to Certificate of Incorporation,  Exhibit 3(i)(a)(4) of
                          dated August 2000                                          Company's Form 10-
                                                                                     Q filed Aug. 11, 2000



                    3(b)  Bylaws of the Company                                      Exhibit 3(a) of
                                                                                     Company's
                                                                                     Form S-1 filed Feb.
                                                                                     14, 1992

                      4   Rights Agreement between the Company and The Fifth         Exhibit 4 of
                          Third Bank, as Rights Agent dated as of February           Company's  Form 8-K
                          23,1998                                                    filed February 23,
                                                                                     1998

                   10(i)  Material Agreements

                  (b)(1)  Agreement for Wholesale Financing (Security                Exhibit 10(i)(b)(1) of
                          Agreement) between IBM Credit Corporation and              Company's Form 10-
                          the Company dated April 2, 1992                            K filed April 7, 1994

                  (b)(2)  Addendum to Agreement for Wholesale Financing              Exhibit 10(i)(b)(2) of
                          between IBM Credit Corporation and the Company             Company's Form 10-
                          dated July 7, 1993                                         K filed April 7, 1994

                  (c)(1)  Agreement for Wholesale Financing (Security                Exhibit 10(i)(c)(1) of
                          Agreement) between ITT Commercial Finance                  Company's Form 10-
                          Corporation and the Company dated March 27,                K filed April 7, 1994
                          1992

                  (c)(2)  Addendum to Agreement for Wholesale Financing              Exhibit 10(i)(c)(2) of
                          between ITT Commercial Finance Corporation and             Company's Form 10-
                          the Company dated July 7, 1993                             K filed April 7, 1994

==========================================================================================================


==========================================================================================================

                  (c)(3)  Amendment to Agreement for Wholesale Financing             Exhibit 10(i)(c)(3) of
                          between Deutsche Financial Services f/k/a ITT              Company's Form 10-
                          Commercial Finance Corporation and the Company             Q filed May 18, 1995
                          dated May 5, 1995

                  (d)(1)  Asset Purchase Agreement among the Company;                Exhibit 10(i)(z) of
                          TCSS; and Richard Feaster, Victoria Feaster, Harry         Company's Form 8-K
                          Feaster, Carolyn Feaster, Victoria Feaster, trustee        dated March 14, 1996
                          of the Emily Patricia Feaster Trust, and Victoria
                          Feaster, as trustee of the Nicole Ann Feaster Trust
                          dated March 14, 1996

                  (d)(4)  Registration Rights Agreement between the                  Exhibit 10.50 of
                          Company and TCSS dated March 14, 1996                      Company's Form S-1
                                                                                     filed June 4, 1996

                  (e)(1)  IBM Agreement for Authorized Dealers                       Exhibit 10(i)(e)(1) of
                          and Industry Remarketers with the Company, dated           Company's Form S-1
                          September 3, 1991                                          filed Feb. 14. 1992

                  (e)(2)  Schedule of Substantially                                  Exhibit 10(i)(e)(2) of
                          Identical IBM Agreements for Authorized Dealers            Company's Form S-1
                          And Industry Remarketers                                   filed Feb. 14, 1992

                 (kk)(1)  The Asset Purchase Agreement dated July 27, 2000           Exhibit 10)(i)(kk)(1)
                          by, between and among Pomeroy Computer                     Company's Form 10-
                          Resources, Inc., Pomeroy Select Integration Solutions,     Q filed
                          Inc., DataNet, Inc., DataNet Technical Services, LLC,      November 10, 2000
                          DataNet Tangible Products, LLC, DataNet
                          Programming, LLC, Richard Stitt, Gregory Stitt, Jeffrey
                          Eacho, and Richard Washington.


                ( mm)(1)  The Asset Purchase Agreement dated February 9,             Exhibit 10(l)(mm)(1)
                          2001 by, between and among Pomeroy Computer                of Company's Form
                          Resources, Inc., Pomeroy Select Integration Solutions,     10Q filed August 17,
                          Inc., Osage Systems Group, Inc.,  Osage Computer           2001
                          Group, Inc.,  Solsource Computers Inc., H.V. Jones,
                          Inc., Open System Technologies, Inc., Open Business
                          Systems, Inc., and Osage Systems Group Minnesota,
                          Inc.

                 (mm)(2)  The First Amendment to Asset Purchase Agreement            Exhibit 10(l)(mm)(2)
                          dated February 28, 2001 by, between and among              of Company's Form
                          Pomeroy Computer Resources, Inc., Pomeroy Select           10Q filed August 17,
                          Integration Solutions, Inc., Osage Systems Group,          2001
                          Inc.,  Osage Computer Group, Inc.,  Solsource
                          Computers Inc., H.V. Jones, Inc., Open System
                          Technologies, Inc., Open Business Systems, Inc., and
                          Osage Systems Group Minnesota, Inc. and Osage iXi
                          Inc.


==========================================================================================================


==========================================================================================================

                 (mm)(3)  The Second Amendment to Asset Purchase                     Exhibit 10(l)(mm)(3)
                          Agreement dated April 6, 2001 by, between and              of Company's Form
                          among Pomeroy Computer Resources, Inc., Pomeroy            10Q filed August 17,
                          Select Integration Solutions, Inc., Osage Systems          2001
                          Group, Inc.,  Osage Computer Group, Inc.,  Solsource
                          Computers Inc., H.V. Jones, Inc., Open System
                          Technologies, Inc., Open Business Systems, Inc., and
                          Osage Systems Group Minnesota, Inc. and Osage iXi
                          Inc.

                 (mm)(4)  The Credit Facilities Agreement dated June 28, 2001        Exhibit 10(l)(mm)(4)
                          by, between, and among Deutsche Financial Services         of Company's Form
                          Corporation, Firstar Bank, National Association,           10Q filed August 17,
                          Deutsche Financial Services Corporation and Firstar        2001
                          Bank, National Association, Other Lenders Hereto as
                          lenders, Pomeroy Computer Resources, Inc., Pomeroy
                          Select Integration Solutions Inc., Pomeroy Select
                          Advisory Services, Inc., Pomeroy Computer
                          Resources Sales Company, Inc., Pomeroy Computer
                          Resources Holding Company, Inc., Pomeroy
                          Computer Resources Operations LLP, Technology
                          Integration Financial Services, Inc., TIFS Advisory
                          Services, Inc.,  TheLinc, LLC, and Val Tech Computer
                          Systems, Inc. as borrowers.

                 (mm)(5)  First Consent to Credit Facilities Agreement               Exhibit 10(l)(mm)(5)
                                                                                     of Company's Form
                                                                                     10Q filed November
                                                                                     13, 2001

                 (mm)(6)  First Amendment to Credit Facilities Agreement             Exhibit 10(l)(mm)(6)
                                                                                     of Company's Form
                                                                                     10Q filed November
                                                                                     13, 2001

                 (mm)(7)  The Asset Purchase Agreement by, between and               Exhibit 10(l)(mm)(7)
                          among Pomeroy Select Integration Solutions, Inc., and      of Company's Form
                          Ballantyne Consulting Group, Inc., Mark DeMeo, Joe         10Q filed November
                          Schmidt, Scott Schneider and Date Tweedy, dated            13, 2001
                          September 21, 2001

                 (mm)(8)  The Asset Purchase Agreement by, between and               Exhibit 10(l)(mm)(8)
                          among Pomeroy Computer Resources, Inc., Pomeroy            of Company's Form
                          Select Integration Solutions, Inc., System 5               10Q filed November
                          Technologies, Inc., Dale Tweedy, Jill Tweedy and Phil      13, 2001
                          Tetreault, dated September 21, 2001

                 (mm)(9)  Second Amendment to Credit Facilities and Waiver of        Exhibit 10(I)(mm)(9)
                          Defaults                                                   of Company's Form
                                                                                     10K filed April 5, 2002

                (mm)(10)  Asset purchase agreement by, between and among             Exhibit 10(I)(mm)(10)
                          Pomeroy Select Integration Solutions, Inc. and Verity      of Company's Form
                          Solutions, LLC and John R. Blackburn, dated August         10Q filed May 20,
                          30, 2002                                                   2002

                (mm)(11)  Covenant not to compete agreement between John R.          Exhibit 10(I)(mm)(11)
                          Blackburn and Pomeroy Select Integration Solutions,        of the Company's
                          Inc.                                                       Form 10Q filed May
                                                                                     20, 2002

==========================================================================================================


==========================================================================================================

                (mm)(12)  Third amendment and consent under credit facilities        E 1 - E 8
                          agreement

                10 (iii)  Material Employee Benefit and Other Agreements

                  (a)(1)  Employment Agreement between the Company                   Exhibit 10(iii)(a)of
                          and David B. Pomeroy, dated March 12, 1992                 Company's Form S-1
                                                                                     Filed Feb. 14, 1992

                  (a)(2)  First Amendment to Employment Agreement between            Exhibit 10(iii)(a)(2) of
                          the Company and David B. Pomeroy effective July 6,         Company's Form 10-
                          1993                                                       K filed April 7, 1994

                  (a)(3)  Second Amendment to Employment Agreement                   Exhibit 10(iii)(a)(3) of
                          between the Company and David B. Pomeroy dated             Company's Form 10-
                          October 14, 1993                                           K filed April 7, 1994

                  (a)(4)  Agreement between the Company and David B.                 Exhibit 10(iii)(a)(4) of
                          Pomeroy related to the personal guarantee of the           Company's Form 10-
                          Datago agreement by David B. Pomeroy and his               K filed April 7, 1994
                          spouse effective July 6, 1993

                  (a)(5)  Third Amendment  to Employment Agreement                   Exhibit 10(iii)(a)(5) of
                          between the Company and David B. Pomeroy                   Company's Form 10-
                          effective January 6, 1995                                  Q filed November 17,
                                                                                     1995
                  (a)(6)  Supplemental Executive Compensation Agreement              Exhibit 10(iii)(a)(6) of
                          between the Company and David B. Pomeroy                   Company's Form 10-
                          effective January 6, 1995                                  Q filed November 17,
                                                                                     1995
                  (a)(7)  Collateral Assignment Split Dollar Agreement               Exhibit 10(iii)(a)(7) of
                          between the Company; Edwin S. Weinstein, as                Company's Form 10-
                          Trustee; and David B. Pomeroy dated June 28,               Q filed November
                          1995                                                       17,1995

                  (a)(8)  Fourth Amendment  to Employment Agreement                  Exhibit 10(iii)(a)(8) of
                          between the Company and David B. Pomeroy                   Company's Form
                          dated December 20, 1995, effective January 6,              10-Q filed May 17,
                          1995                                                       1996

                  (a)(9)  Fifth Amendment  to Employment Agreement                   Exhibit 10(iii)(a)(9) of
                          between the Company and David B. Pomeroy                   Company's Form
                          effective January 6, 1996                                  10-Q filed May 17,
                                                                                     1996
                 (a)(10)  Sixth Amendment  to Employment Agreement                   Exhibit 10.10 of
                          between the Company and David B. Pomeroy                   Company's Form S-
                          effective January 6, 1997                                  3 filed January 3,
                                                                                     1997
                 (a)(11)  Award Agreement between the Company and                    Exhibit 10.11 of
                          David B. Pomeroy effective January 6, 1997                 Company's Form S-
                                                                                     3 filed January 3,
                                                                                     1997
                 (a)(12)  Registration Rights Agreement between the                  Exhibit 10.12 of
                          Company and David B. Pomeroy effective January             Company's Form S-
                          6, 1997                                                    3 filed January 3,
                                                                                     1997
                 (a)(13)  Seventh Amendment to Employment Agreement                  Exhibit 10)(iii)(a)(13)
                          between the Company and David B. Pomeroy                   of Company's Form
                          effective January 6, 1998                                  10-Q filed May 6,
                                                                                     1998

==========================================================================================================


==========================================================================================================

                 (a)(14)  Collateral Assignment Split Dollar Agreement               Exhibit 10)(iii)(a)(14)
                          between the Company, James H. Smith as Trustee,            of Company's Form
                          and David B. Pomeroy dated January 6, 1998                 10-Q filed May 6,
                                                                                     1998
                 (a)(15)  Eight Amendment to Employment Agreement                    Exhibit 10(iii)(a)(15)
                          between the Company and David B. Pomeroy                   of the Company's
                          effective January 6, 1999                                  Form 10K filed
                                                                                     March 31, 2000
                 (a)(16)  Ninth Amendment to Employment Agreement                    Exhibit 10(iii)(a)(16)
                          between the Company and David B. Pomeroy                   of the Company's
                          effective January 6, 2000                                  Form 10K filed
                                                                                     March 31, 2000

                 (a)(17)  Tenth Amendment to Employment Agreement                    Exhibit 10(iii)(a)(17)
                          between the Company and David B. Pomeroy                   of the Company's
                          effective January 6, 2001                                  Form 10K filed April
                                                                                     5, 2001


                (a) (18)  Eleventh Amendment to Employment Agreement                 Exhibit 10(a)(18) of
                          between the Company and David B. Pomeroy                   the Company's Form
                          effective January 6, 2002                                  10K filed April 5,
                                                                                     2002

               ( a) (19)  Twelfth Amendment to Employment Agreement                  E9-E12
                          Between the Company and David B. Pomeroy
                          Effective January 6, 2003

                     (d)  The Company Savings 401(k) Plan,                           Exhibit 10(iii)(d) of
                          effective July 1, 1991                                     Company's Form
                                                                                     S-1 filed Feb. 14,
                                                                                     1992

                     (f)  The Company's 2002 Non-Qualified and Incentive             Exhibit A of the
                          Stock Option Plan,  dated March 27, 2002                   Company's
                                                                                     Definitive Schedule
                                                                                     14A filed May 3,
                                                                                     2002

                     (g)  The Company's 2002 Outside Directors                       Exhibit B of the
                          Stock Option Plan, dated March 27, 2002                    Company's
                                                                                     Definitive Schedule
                                                                                     14A filed May 3,
                                                                                     2002

                  (j)(1)  Employment Agreement between the Company                   Exhibit 10.3 of
                          and Stephen E. Pomeroy dated November 13,                  Company's Form
                          1996                                                       S-3 filed January 3,
                                                                                     1997

                  (j)(2)  Incentive Deferred Compensation Agreement                  Exhibit 10.4 of
                          between the Company and Stephen E. Pomeroy                 Company's Form
                          dated November 13, 1996                                    S-3 filed January 3,
                                                                                     1997

                  (j)(3)  Employment Agreement between Pomeroy Select                Exhibit  10(iii)(j)(3)
                          Integration Solutions, Inc. and Stephen E. Pomeroy,        of Company's Form
                          dated January 6, 1999                                      10-K filed April 5,
                                                                                     1999

==========================================================================================================


==========================================================================================================

                  (j)(4)  First Amendment to Employment Agreement between            Exhibit 10 (iii)(j) (4)
                          Pomeroy Select Integration Solutions, Inc. and             of Company's Form
                          Stephen E. Pomeroy, dated September 1, 1999                10-K filed March
                                                                                     31, 2000.

                  (j)(5)  Second Amendment to Employment Agreement                   Exhibit 10(iii)(j)(5)
                          between Pomeroy Computer Resources, Inc.,                  of Company's Form
                          Pomeroy Select Integration Solutions, Inc. and             10-K filed April 5,
                          Stephen E. Pomeroy, dated January 6, 2001                  2001.


                  (j)(6)  Third Amendment to Employment Agreement between            Exhibit 10(iii) (j)(6)
                          Pomeroy Computer Resources, Inc., Pomeroy Select           of the Company's
                          Integration Solutions, Inc. and Stephen E. Pomeroy,        Form 10K filed
                          dated January 6, 2002                                      April 5, 2002

                  (j)(7)  Fourth Amendment to Employment Agreement                   E13-E17
                          between Pomeroy Computer Resources, Inc., and
                          Stephen E. Pomeroy, dated January 6, 2003


                     (k)  The Company's 1998 Employee Stock Purchase Plan,           Exhibit 4.3 of
                          Effective April 1, 1999                                    Company's Form
                                                                                     S-8 filed March 23,
                                                                                     1999

                     (m)  Employment Agreement by and between Pomeroy                Exhibit 10(iii)(m) of
                          Computer Resources, Inc. and Michael E. Rohrkemper         the Company's
                                                                                     Form 10K filed April
                                                                                     5, 2002

                  (m)(1)  First Amendment to Employment Agreement by and             Exhibit 10(iii)(m)(1)
                          between Pomeroy Computer Resources, Inc. and               of the Company's
                          Michael E. Rohrkemper, dated March 1, 2002                 Form 10Q filed May
                                                                                     20, 2002

                  (m)(2)  Second Amendment to Employment Agreement by                E18-E20
                          and between Pomeroy Computer Resources, Inc. and
                          Michael E. Rohrkemper, dated March 5, 2003

                  (m)(3)  Addendum to Second Amendment to Employment                 E21
                          Agreement by and between Pomeroy Computer
                          Resources, Inc. and Michael E. Rohrkemper, dated
                          March 11, 2003

                     11   Computation of Per Share Earnings                          E-22

                     21   Subsidiaries of the Company                                E-23
==========================================================================================================

(b)  Reports  on  Form  8-K:

     On January 6, 2003, the Company reported the resignation of Mr. Kenneth R. Waters from the Board of Directors and Compensation Committee for medical and other personal reasons.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Pomeroy Computer Resources, Inc.

                                 By:  /s/  David B. Pomeroy, II
                                 -----------------------------------------------
                                      David B. Pomeroy, II
                                      Chairman of the Board and
                                      Chief  Executive Officer

                                 By:  /s/  Stephen  E.  Pomeroy
                                 -----------------------------------------------
                                      Stephen E. Pomeroy
                                      President and Chief Operating
                                      Officer

                                 By:  /s/  Michael  E.  Rohrkemper
                                 -----------------------------------------------
                                      Michael  E.  Rohrkemper
                                      Chief Financial Officer and Chief
                                      Accounting  Officer

Dated:  March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature and Title                              Date
-------------------------------------       --------------


By: /s/ David B. Pomeroy, II                March 31, 2003
-----------------------------------
    David B. Pomeroy, II, Director


By: /s/ Stephen E. Pomeroy                  March 31, 2003
-----------------------------------
    Stephen E. Pomeroy, Director


By: /s/ James H. Smith III                  March 31, 2003
-----------------------------------
    James H. Smith III, Director


By: /s/ Michael E. Rohrkemper               March 31, 2003
-----------------------------------
    Michael E. Rohrkemper, Director

By:
-----------------------------------
    Debra E. Tibey, Director

By:
-----------------------------------
    Edward E. Faber, Director

By:
-----------------------------------
    William H. Lomicka, Director

By: /s/ Vincent D. Rinaldi                  March 31, 2003
-----------------------------------
    Vincent D. Rinaldi, Director

                                 CERTIFICATIONS




I, David B. Pomeroy, II, certify that:

1. I have reviewed this annual report on Form 10-K of Pomeroy Computer Resources, Inc.;

2. Based on my knowledge, the financial statements, and other financial information included in this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                         /s/  David B. Pomeroy, II
                                         David B. Pomeroy, II
                                         Chief Executive Officer

                                 CERTIFICATIONS


I, Michael E. Rohrkemper, certify that:

7. I have reviewed this annual report on Form 10-K of Pomeroy Computer Resources, Inc.;

8. Based on my knowledge, the financial statements, and other financial information included in this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

     f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                         /s/  Michael E. Rohrkemper
                                         Michael E. Rohrkemper
                                         Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Pomeroy Computer Resources, Inc.

We have audited the accompanying consolidated balance sheets of Pomeroy Computer Resources, Inc. as of January 5, 2002 and 2003, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended January 5, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pomeroy Computer Resources, Inc. as of January 5, 2002 and 2003, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended January 5, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) on January 6, 2002.

Grant  Thornton  LLP

/s/  Grant  Thornton  LLP

Cincinnati, Ohio
February 7, 2003

                        POMEROY COMPUTER RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


(in thousands)                                                        January 5,   January 5,
                                                                         2002         2003
                                                                      -----------  -----------
ASSETS

Current Assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,875  $    32,505

 Accounts receivable:
    Trade, less allowance of $627 and $1,553 at January 5, 2002 and
      2003, respectively . . . . . . . . . . . . . . . . . . . . . .      142,356       95,859
    Vendor receivables, less allowance of $16,112 and $3,334
       at January 5, 2002 and 2003, respectively . . . . . . . . . .       24,219       10,297
   Net investment in leases. . . . . . . . . . . . . . . . . . . . .       35,809        1,966
   Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,413        2,775
                                                                      -----------  -----------
         Total receivables . . . . . . . . . . . . . . . . . . . . .      207,797      110,897
                                                                      -----------  -----------

Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,876       11,238
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,468       10,198
                                                                      -----------  -----------
         Total current assets. . . . . . . . . . . . . . . . . . . .      240,016      164,838
                                                                      -----------  -----------

 Equipment and leasehold improvements:
   Furniture, fixtures and equipment . . . . . . . . . . . . . . . .       29,920       28,741
   Leasehold Improvements. . . . . . . . . . . . . . . . . . . . . .        5,700        5,951
                                                                      -----------  -----------
         Total . . . . . . . . . . . . . . . . . . . . . . . . . . .       35,620       34,692
                                                                      -----------  -----------

   Less accumulated depreciation . . . . . . . . . . . . . . . . . .       17,070       15,393
                                                                      -----------  -----------
         Net equipment and leasehold improvements. . . . . . . . . .       18,550       19,299
                                                                      -----------  -----------

Net investment in leases . . . . . . . . . . . . . . . . . . . . . .       22,438        1,889
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       57,454       60,635
Intangible assets. . . . . . . . . . . . . . . . . . . . . . . . . .        1,060          540
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,200        1,295
                                                                      -----------  -----------
         Total assets. . . . . . . . . . . . . . . . . . . . . . . .  $   341,718  $   248,496
                                                                      ===========  ===========


                 See notes to consolidated financial statements

                        POMEROY COMPUTER RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


(in thousands)                                                  January 5,   January 5,
                                                                   2002         2003
                                                                -----------  -----------
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of notes payable . . . . . . . . . . . . . . .  $    27,190  $       541
                                                                -----------  -----------
Accounts payable:
   Floor plan financing. . . . . . . . . . . . . . . . . . . .       40,650        7,533
   Trade . . . . . . . . . . . . . . . . . . . . . . . . . . .       45,797       23,632
                                                                -----------  -----------
      Total accounts payable . . . . . . . . . . . . . . . . .       86,447       31,165
Bank notes payable . . . . . . . . . . . . . . . . . . . . . .       11,882            -
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .        2,751        1,490
 Accrued liabilities:
   Employee compensation and benefits. . . . . . . . . . . . .        3,721        3,336
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . .        3,854          322
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . .           35           20
   Miscellaneous . . . . . . . . . . . . . . . . . . . . . . .        4,298        4,630
                                                                -----------  -----------
         Total current liabilities . . . . . . . . . . . . . .      140,178       41,504
                                                                -----------  -----------

Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .       10,213            -
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . .          565        3,318
Commitments and contingencies . . . . . . . . . . . . . . . .

 Equity:
   Preferred stock,  $.01 par value; authorized 2,000 shares,
      (no shares issued or outstanding). . . . . . . . . . . .            -            -
   Common stock, $.01 par value; authorized 20,000 shares,
      (12,759 and 12,869 shares issued at January 5, 2002 and
      2003, respectively). . . . . . . . . . . . . . . . . . .          128          129
   Paid in capital . . . . . . . . . . . . . . . . . . . . . .       80,487       81,740
   Retained earnings . . . . . . . . . . . . . . . . . . . . .      110,979      125,988
                                                                -----------  -----------
                                                                    191,594      207,857
    Less treasury stock, at cost (75 and 355 shares
      at January 5, 2002 and 2003, respectively) . . . . . . .          832        4,183
                                                                -----------  -----------
         Total equity. . . . . . . . . . . . . . . . . . . . .      190,762      203,674
         Total liabilities and equity. . . . . . . . . . . . .  $   341,718  $   248,496
                                                                ===========  ===========


                 See notes to consolidated financial statements

                            POMEROY COMPUTER RESOURCES

                        CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except per share data)        Fiscal Years Ended January 5,
                                            -------------------------------
                                              2001       2002       2003
                                            ---------  ---------  ---------
Net sales and revenues:
   Sales - equipment, supplies and leasing  $785,694   $668,748   $571,507
   Service . . . . . . . . . . . . . . . .   139,444    140,466    131,293
                                            ---------  ---------  ---------
         Total net sales and revenues. . .   925,138    809,214    702,800
                                            ---------  ---------  ---------

Cost of sales and service:
   Equipment, supplies and leasing . . . .   718,064    606,078    524,237
   Service . . . . . . . . . . . . . . . .    83,724     99,859     90,898
                                            ---------  ---------  ---------
         Total cost of sales and service .   801,788    705,937    615,135
                                            ---------  ---------  ---------

   Gross profit. . . . . . . . . . . . . .   123,350    103,277     87,665
                                            ---------  ---------  ---------

Operating expenses:
   Selling, general and administrative . .    57,476     57,492     51,157
   Rent. . . . . . . . . . . . . . . . . .     3,361      3,631      3,311
   Depreciation. . . . . . . . . . . . . .     5,149      4,805      4,596
   Amortization. . . . . . . . . . . . . .     4,367      5,557      1,124
   Provision for doubtful accounts . . . .       298        517        900
   Litigation settlement . . . . . . . . .         -      1,000        300
   Provision for vendor receivables
    and restructuring charge . . . . . . .         -     15,934      4,048
                                            ---------  ---------  ---------
         Total operating expenses. . . . .    70,651     88,936     65,436
                                            ---------  ---------  ---------

Income from operations . . . . . . . . . .    52,699     14,341     22,229
                                            ---------  ---------  ---------

Other expense (income):
   Interest expense. . . . . . . . . . . .     4,352      1,768        541
   Miscellaneous . . . . . . . . . . . . .      (547)      (229)       (63)
                                            ---------  ---------  ---------
         Net other expense . . . . . . . .     3,805      1,539        478
                                            ---------  ---------  ---------

   Income before income tax. . . . . . . .    48,894     12,802     21,751

   Income tax expense. . . . . . . . . . .    19,406      4,993      6,742
                                            ---------  ---------  ---------

   Net income. . . . . . . . . . . . . . .  $ 29,488   $  7,809   $ 15,009
                                            =========  =========  =========

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . . . .    12,201     12,609     12,694
                                            =========  =========  =========
   Diluted . . . . . . . . . . . . . . . .    12,411     12,702     12,755
                                            =========  =========  =========

Earnings per common share:
   Basic . . . . . . . . . . . . . . . . .  $   2.42   $   0.62   $   1.18
                                            =========  =========  =========
   Diluted . . . . . . . . . . . . . . . .  $   2.38   $   0.61   $   1.18
                                            =========  =========  =========


                 See notes to consolidated financial statements.

                        POMEROY COMPUTER RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                    Fiscal Years Ended January 5,
                                                 -------------------------------
Cash Flows from Operating Activities:              2001       2002       2003
                                                 ---------  ---------  ---------
   Net income . . . . . . . . . . . . . . . . .  $ 29,488   $  7,809   $ 15,009
   Adjustments to reconcile net income to
      net cash flows from operating activities:
   Depreciation . . . . . . . . . . . . . . . .     5,977      6,970      5,246
   Amortization . . . . . . . . . . . . . . . .     4,367      5,557      1,124
   Deferred income taxes. . . . . . . . . . . .       732     (4,213)     7,994
   Loss(gain) on sale of fixed assets . . . . .      (414)       756      1,008
   Change in receivables allowances . . . . . .    (2,142)    15,171    (12,267)
   Other. . . . . . . . . . . . . . . . . . . .         -        283       (283)
Changes in working capital accounts,
      net of effects of acquisitions/divestitures:
      Accounts receivable . . . . . . . . . . .     9,525      4,578     69,709
      Inventories . . . . . . . . . . . . . . .     7,547      5,682      8,865
      Prepaids. . . . . . . . . . . . . . . . .    (2,126)     2,252    (10,717)
      Net investment in leases. . . . . . . . .   (22,643)     4,392      2,349
      Floor plan financing. . . . . . . . . . .     7,265     (8,458)   (33,117)
      Trade payables. . . . . . . . . . . . . .   (37,315)    25,356    (18,240)
      Deferred revenue. . . . . . . . . . . . .       982     (4,374)    (1,261)
      Income tax payable. . . . . . . . . . . .      (470)     3,428       (305)
      Other, net. . . . . . . . . . . . . . . .    (2,603)     1,311       (169)
                                                 ---------  ---------  ---------
   Net operating activities . . . . . . . . . .    (1,830)    66,500     34,945
                                                 ---------  ---------  ---------
Cash Flows from Investing Activities:
   Capital expenditures . . . . . . . . . . . .    (5,649)    (5,251)    (7,820)
   Proceeds from sale of fixed assets . . . . .         -          -        470
   Proceeds from sale of leasing segment assets         -          -     24,380
   Acquisition of subsidiary companies, net
     of cash acquired . . . . . . . . . . . . .   (15,226)    (7,971)    (1,655)
                                                 ---------  ---------  ---------
   Net investing activities . . . . . . . . . .   (20,875)   (13,222)    15,375
                                                 ---------  ---------  ---------
Cash Flows from Financing Activities:
   Net proceeds(payments) under notes
      payable . . . . . . . . . . . . . . . . .    23,633     (6,757)    (6,475)
   Net proceeds(payments) under bank  notes
      payable . . . . . . . . . . . . . . . . .   (13,563)   (45,991)   (12,118)
   Proceeds from exercise of stock options
     and related tax benefit. . . . . . . . . .    11,570      1,188        813
   Proceeds from employee stock
     purchase plan. . . . . . . . . . . . . . .       425        570        441
   Purchase of treasury stock . . . . . . . . .         -       (510)    (3,351)
                                                 ---------  ---------  ---------
   Net financing activities . . . . . . . . . .    22,065    (51,500)   (20,690)
                                                 ---------  ---------  ---------
Increase (decrease) in cash . . . . . . . . . .      (640)     1,778     29,630
Cash:
   Beginning of period. . . . . . . . . . . . .     1,737      1,097      2,875
                                                 ---------  ---------  ---------
   End of period. . . . . . . . . . . . . . . .  $  1,097   $  2,875   $ 32,505
                                                 =========  =========  =========


                 See notes to consolidated financial statements.

                        POMEROY COMPUTER RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF EQUITY


(in thousands, except for share       Common   Paid-in   Retained    Treasury     Total
amounts)                               stock   capital   earnings     stock      equity
                                      -------  --------  ---------  ----------  ---------
Balances at January 5, 2000. . . . .  $   118  $ 66,743  $  73,682  $    (322)  $140,221
   Net income. . . . . . . . . . . .                        29,488                29,488
   Stock options exercised and
   related tax benefit . . . . . . .        8    11,563                           11,571
    35,092 common shares issued for
       employee stock purchase plan                 425                              425
                                      ---------------------------------------------------
Balances at January 5, 2001. . . . .      126    78,731    103,170       (322)   181,705
   Net income. . . . . . . . . . . .                         7,809                 7,809
   Treasury stock purchased. . . . .                                     (510)      (510)
   Stock options exercised and
   related tax benefit . . . . . . .        2     1,186                            1,188
    47,284 common shares issued for
       employee stock purchase plan                 570                              570
                                      ---------------------------------------------------
Balances at January 5, 2002. . . . .      128  $ 80,487  $ 110,979  $    (832)  $190,762
   Net income. . . . . . . . . . . .                        15,009                15,009
   Treasury stock purchased. . . . .                                   (3,351)    (3,351)
   Stock options exercised and
   related tax benefit . . . . . . .        1       812                              813
    40,511 common shares issued for
       employee stock purchase plan                 441                              441
                                      ---------------------------------------------------
Balances at January 5, 2003. . . . .  $   129  $ 81,740  $ 125,988  $  (4,183)  $203,674
                                      ===================================================


                 See notes to consolidated financial statements.

                        POMEROY COMPUTER RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FISCAL YEARS ENDED JANUARY 5, 2001, JANUARY 5, 2002, AND JANUARY 5, 2003

1.   Company Description

     Pomeroy Computer Resources, Inc. is a Delaware corporation organized in February 1992. Pomeroy Computer Resources, Inc., collectively with its subsidiaries, ("Pomeroy" or the "Company") is a premier provider of enterprise-wide information technology ("IT") solutions that leverage its comprehensive portfolio of professional services to create long term relationships.

     Pomeroy's mission is to offer its clients complete solutions that reduce their clients' overall IT costs. The strategy is to be the low cost provider of complete IT solutions that are developed, integrated and managed for its customers. These solutions are designed to maximize clients' financial and operational success and include product sales, configuration, logistical deployment, integration and other professional services. The Company's target markets include, Fortune 1000 and small and medium business ("SMB") clients. These clients fall into government and education, financial services, health care and other sectors. The Company's clients are located throughout the United States with an emphasis in the Southeast and Midwest regions. The Company grants credit to substantially all customers in these areas.

     During 2002, the Company operated in three industry segments: products, services and leasing. See Note 14 of the Notes to Consolidated Financial Statements for discussion of the sale of certain leasing segment assets. See Note 20 of Notes to Consolidated Financial Statements for a presentation of segment financial information.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year - The Company's fiscal year is a 12 month period ending January 5. References to fiscal 2000, 2001 and 2002 are for the fiscal years ended January 5, 2001, January 5, 2002 and January 5, 2003, respectively.

     Goodwill - Prior to fiscal 2002, goodwill was amortized using the straight-line method over periods of fifteen to twenty-five years. As of January 6, 2002, the Company adopted the new accounting pronouncement related to goodwill (See Note 6). In lieu of amortization, the Company tests goodwill for impairment annually or more frequently if certain conditions exist.

     Other Intangible Assets - Prior to fiscal 2002, other intangible assets were amortized using the straight-line method over periods up to ten years. As of January 6, 2002, the Company adopted the new accounting pronouncement related to other intangible assets (See Note 6). The Company's other intangible assets consist only of intangibles with definitive lives which are amortized using the straight-line method over periods up to ten years.

     Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost. Depreciation on equipment is computed using the straight-line method over estimated useful lives ranging from three to seven years. Depreciation on leasehold improvements is computed using the straight-line method over estimated useful lives or the term of the lease, whichever is less, ranging from two to ten years. Depreciation expense associated with the leasing segment's operating leases is classified under cost of sales. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Expenditures related to the acquisition or development of computer software to be utilized by the Company are capitalized or expensed in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company reviews equipment and leasehold improvements in accordance with Statement of Financial Accounting Standard (SFAS) 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (See Note 6). Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations.

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

     Vendor Rebates - The most significant component of vendor receivables is vendor rebates. Vendor rebate programs are developed by original equipment manufacturers ("OEM') allowing them to modify product pricing on a case by case basis (generally determined by individual customers) to maintain their competitive edge on specific transactions. The Company will contact the OEM to request a rebate, for a specific transaction, and if approved, the OEM will provide the Company with a document authorizing a rebate to be paid to the Company at a later date when a claim is filed. At the time, the Company records product sales the cost of sales is reduced by the amount of the rebate. Rebate programs involve complex sets of rules varying by manufacturer. As a result of the rules and complexity of applying the rules to each item sold, claims are often rejected and require multiple submissions before credit is given. Pomeroy maintains an allowance for doubtful accounts on vendor receivables for estimated losses resulting from the inability of its vendors to make required payments. The determination of a proper allowance for vendor receivables is based on an ongoing analysis as to the recoverability of the Company's vendor receivable portfolio based primarily on account aging. Primary reasons for claims being disallowed and corresponding re-files include serial number issues (missing, incomplete, transposed, data base match-up discrepancies, etc.), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (bid letters, customer information, etc.).

     Manufacturer Market Development Funds - Several OEM's offer market development funds, cooperative advertising and other promotional programs to distribution channel partners. The Company utilizes these programs to fund some of its advertising and promotional programs. The Company recognizes these anticipated funds as vendor receivables when it has completed its obligation to perform under the specific arrangement. The anticipated funds to be received from manufacturers are offset directly against the expense, thereby reducing selling, general and administrative expenses and increasing net income. Advertising costs associated with these programs are charged to expense as incurred and amounted to $410 thousand, $97 thousand, and $24 thousand for the fiscal year 2002, 2001 and 2000, respectively.

     Warranty Receivable - The Company performs warranty service work on behalf of the OEM on customer product. Any labor cost or replacement parts needed to repair the product is reimbursable to the Company by the OEM. It is the Company's responsibility to file and collect these claims. The Company records the vendor receivables when it has completed its obligation to perform under the specific arrangement. Any OEM reimbursement for warranty labor cost incurred is recognized as revenue when the service is provided.

     Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the average cost method. Certain overhead costs are capitalized as a component of inventory.

     Revenue Recognition - The Company recognizes revenue on the sale of equipment and supplies or equipment sold under sales-type leases, when the products are shipped. Revenue from products sold under logistical deployment services arrangements is recognized upon completion of the Company's contractual obligations, customer acceptance, title passing and other conditions which may occur prior to product shipment. Service revenue is recognized when the applicable services are provided or for service contracts, ratably over the lives of the contracts. Leasing fee and financing revenue is recognized on a monthly basis as fees accrue and from financing at level rates of return over the term of the lease or receivable, which are primarily sales-type leases ranging from one to three years.

     Stock-Based Compensation - The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", in the fall of 1995. The statement encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value beginning in fiscal 1996. The Company elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company adopted SFAS No. 123 for disclosure purposes and for non-employee stock options. See Recent Accounting Pronouncements later in this note for new pronouncements affecting stock-based compensation.


     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 2000, 2001 and 2002 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per
share amounts)                                Fiscal 2000   Fiscal 2001   Fiscal 2002
                                              ------------  ------------  ------------
Net income - as reported                      $     29,488  $      7,809  $     15,009
Stock-based compensation expense-net of tax          3,706         1,704         1,078
                                              ------------  ------------  ------------
Net income - pro forma                        $     25,782  $      6,105  $     13,931
                                              ============  ============  ============
Net income per common share - as reported
  Basic                                               2.42          0.62          1.18
  Diluted                                             2.38          0.61          1.18
Net income per common share - pro forma
  Basic                                               2.11          0.48          1.10
  Diluted                                             2.08          0.48          1.09


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

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

(in thousands, except per                         Fiscal Years
share data)               ------------------------------------------------------------
                                 2000                 2001                2002
                          -------------------  -------------------  ------------------
                                   Per Share            Per Share           Per Share
                          Shares    Amount     Shares    Amount     Shares    Amount
                          ------  -----------  ------  -----------  ------  ----------
Basic EPS                 12,201  $     2.42   12,609  $     0.62   12,694  $     1.18
Effect of dilutive stock
options                      210       (0.04)      93       (0.01)      61           -
                          ------  -----------  ------  -----------  ------  ----------
Diluted EPS               12,411  $     2.38   12,702  $     0.61   12,755  $     1.18
                          ======  ===========  ======  ===========  ======  ==========

     Use of Estimates in Financial Statements - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accounting estimates in these financial statements include reserves for trade accounts receivable and vendor accounts receivable. Pomeroy maintains allowances for doubtful accounts on both vendor and trade receivables for estimated losses resulting from the inability of its customers or vendors to make required payments. The determination of a proper allowance for vendor receivables is based on an ongoing analysis as to the recoverability of the Company's vendor receivable portfolio based primarily on account aging. The determination of a proper allowance for trade receivables is based on an ongoing analysis as to the credit quality and recoverability of the Company's trade receivable portfolio. Factors considered are account aging, historical bad debt experience, current economic trends and others. The analysis is performed on both vendor and trade receivable portfolios. A separate allowance account is maintained based on each analysis. Actual results could differ from those estimates.

     Reclassifications - Certain reclassifications of prior years' amounts have been made to conform to the current presentation.

     Fair Value Disclosures - The fair value of financial instruments approximates carrying value.

     Comprehensive Income - The Company does not have any comprehensive income items other than net income.

     Derivative Instruments and Hedging Activities - The Company does not currently have any derivative instruments or hedging activities to report under this standard.

     Recent Accounting Pronouncements- In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of the Statement is required with disposal activities initiated after December 31, 2002. The Company believes that the adoption of this Statement will not have an effect on the Company's financial position or results of operation as the Company has not presently identified any activities to be exited or disposed.

     In December 2002, the FASB issued Statement of Financial Accounting Standards Board SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based on method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF No. 00-21 is effective for fiscal years beginning after June 15, 2003. The Company does not expect the adoption of EITF No. 00-21 to have a material impact on its financial position and results of operations.

     In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its fiscal 2003 financial statements.

     In November 2002, the EITF reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The Company has not yet determined the effects of EITF 02-16 on its financial statements.

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. Fin 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Certain transitional disclosures required by FIN 46 in all financial statements initially issued after January 31, 2003 have been included in the accompanying financial statements.

3.   Accounts Receivable

     The following table summarizes the activity in the allowance for doubtful accounts for fiscal years 2000, 2001 and 2002:

(in thousands)             Trade    Vendor and Other
                          -------  ------------------
Balance January 5, 2000      504               1,902
  Provision 2000             298                  48
  Accounts written-off      (852)                (58)
  Recoveries                 636                   -
                          -------  ------------------
Balance January 5, 2001      586               1,892
  Provision 2001             517              15,000
  Accounts written-off      (919)               (780)
  Recoveries                 443                   -
                          -------  ------------------
Balance January 5, 2002      627              16,112
  Provision 2002             900               3,334
  Accounts written-off      (389)            (16,112)
  Recoveries                 415                   -
                          -------  ------------------
Balance January 5, 2003   $1,553   $           3,334
                          =======  ==================


     During fiscal 2001 and fiscal 2002, the Company recorded an increase in reserves of $15.0 million and $3.3 million, respectively, specifically related to the collectibility of vendor receivables. The determination of the increase in reserves was based on the deterioration of the aging of the vendor receivables, the expected resolution of the vendor rebate disallowed claims and the general posture of the OEM's regarding resolution. Primary reasons for vendor rebate claims being disallowed and corresponding re-files include serial number issues (missing, incomplete, transposed, data base match-up discrepancies, etc.), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (bid letters, customer information, etc.).


4.   Net Investment in Leases

     The Company's net investment in leases principally includes sales type leases. See Note 14 of Notes to Consolidated Financial Statements for information regarding the sale of substantially all of the assets of TIFS. The Company originates financing for customers in a variety of industries and throughout the United States. The Company has a diversified portfolio of capital equipment financing for end users.

     Leases consist principally of notebook and desktop personal computers, communication products and high-powered servers with terms generally from one to three years. The components of the net investment in sales type leases as of end of fiscal years 2001 and 2002:

(in thousands)                        2001     2002
                                    --------  -------
Minimum lease payments receivable   $56,131   $2,513
Estimated residual value              7,027    1,588
Initial direct costs                    171       12
Unearned income                      (5,082)    (258)
                                    --------  -------
Total                               $58,247   $3,855
                                    ========  =======

5.   Inventories

     Inventories consist of items held for resale and are comprised of the following components as of the end of fiscal years 2001 and 2002:

(in thousands)            2001     2002
                         -------  -------
Equipment and supplies   $17,405  $ 8,378
Service parts              3,471    2,860
                         -------  -------
Total                    $20,876  $11,238
                         =======  =======


6.   Goodwill and Other Intangible Assets

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

          - All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, of which there were none.
          - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
          - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 6, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
          - Effective January 6, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
          - All acquired goodwill must be assigned to reporting units for purposes of impairment testing.

     The Company adopted SFAS 142 in the first quarter of fiscal 2002. The Company has determined that all its intangible assets other than goodwill have definite lives and will continue to amortize these assets over their estimated useful lives. As a result, the Company has recognized no transitional impairment loss in the first quarter of fiscal 2002 in connection with the adoption of SFAS 142. During fiscal 2002, the Company no longer amortized goodwill in accordance with SFAS 142. The Company has completed a transitional fair value based impairment test of goodwill as of January 6, 2002 and has determined no impairment loss in the carrying amount of its goodwill. As a result, the Company has recognized no transitional impairment loss during fiscal 2002 in connection with the adoption of SFAS 142 for goodwill. The Company reviews its intangible assets with finite lives for impairment in accordance with SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Management believes there are no impairments under these pronouncements.

     Long-lived assets, including property and equipment, goodwill and other intangible assets are reviewed for impairment when events or changes in facts and circumstances indicate that their carrying amount may not be recoverable. Events or changes in facts and circumstances that Pomeroy consider as impairment indicators include the following:
     * Significant underperformance of the Company's operating results relative to expected operating results;
     *    Net  book  value  compared  to  its  market  capitalization;
     *    Significant  adverse  economic  and  industry  trends;
     *    Significant  decrease  in  the  market  value  of  the  asset;
     *    Significant  changes  to  the  asset  since  the  Company acquired it;
     * And the extent that the Company may use an asset or changes in the manner that the Company may use it.

     When the Company determines that one or more impairment indicators are present for its long-lived assets, excluding goodwill, Pomeroy compares the carrying amount of the asset to the new future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, Pomeroy would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset over its fair value.

     When the Company determines that one or more impairment indicators are present for its goodwill, Pomeroy compares its reporting unit's carrying value to its fair value. The Company has two reporting units for goodwill testing which are a products reporting unit and a services reporting unit. As of January 5, 2003, the Company has not recorded an impairment loss on its transitional testing of goodwill in connection with SFAS 142. The Company has adopted January 6 as the valuation date for the annual testing. Currently, the Company has engaged a third-party valuation specialist to perform the annual goodwill impairment testing as of January 6, 2003. An impairment loss, if any, would be reported in the Company's future results of operations.


     Intangible assets consist of the following:

(in thousands)                    Gross                      Net       Gross                      Net
                                Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                                 Amount    Amortization    Amount     Amount    Amortization    Amount
                                1/5/2002     1/5/2002     1/5/2002   1/5/2003     1/5/2003     1/5/2003
                                ---------  -------------  ---------  ---------  -------------  ---------
Amortized intangible assets:
  Covenants not to compete      $   1,171  $         653  $     518  $   1,694  $       1,324  $     370
  Customer lists                      477            236        241        477            307        170
  Intangibles                         564            263        301        564            564          -
                                ---------  -------------  ---------  ---------  -------------  ---------
  Total amortized intangibles   $   2,212  $       1,152  $   1,060  $   2,735  $       2,195  $     540
                                =========  =============  =========  =========  =============  =========


     Projected future amortization expense related to intangible assets with definite lives are as follows:

(in thousands)
Fiscal years:
     2003            $   389
     2004                118
     2005                 33
     2006                  -
                     -------
     Total           $   540
                     =======


     For the year ended January 5, 2001, amortization expense related to goodwill was $3,365 thousand. Amortization expense related to intangibles assets was $267 thousand of which $22 thousand was reported under the caption "cost of sales" or "selling, general and administrative" expenses. Amortization expense associated with assets reported under the caption "other current assets" was $757 thousand.

     For the year ended January 5, 2002, amortization expense related to goodwill was $4,413 thousand. Amortization expense related to intangibles assets was $665 thousand of which $254 thousand was reported under the caption "cost of sales" or "selling, general and administrative" expenses. Amortization expense associated with assets reported under the caption "other current assets" was $733 thousand.

     For the year ended January 5, 2003, there was no amortization expense related to goodwill. Amortization expense related to intangibles assets was $1,041 thousand of which $71 thousand was reported under the caption "cost of sales" or "selling, general and administrative" expenses. Amortization expense associated with assets reported under the caption "other current assets" was $154 thousand.

     The changes in the net carrying amount of goodwill recorded from fiscal 2002 and prior year acquisitions for the year ended January 5, 2003 by segment are as follows:

(in thousands)                         Products   Services   Consolidated
                                       ---------  ---------  -------------
Net carrying amount as of 1/5/02       $  40,812  $  16,642  $      57,454
Goodwill recorded during fiscal 2002       1,545      1,636          3,181
                                       ---------  ---------  -------------
Net carrying amount as of 1/5/03       $  42,357  $  18,278  $      60,635
                                       =========  =========  =============


     Pro forma net income and net income per share exclusive of amortization expense are as follows:

(in thousands, except per share data)       For the Year ended January 5,
                                                2001     2002     2003
                                               -------  -------  -------
Reported net income                            $29,488  $ 7,809  $15,009
Add back:  Goodwill amortization (net of tax)    2,029    2,692        -
                                               -------  -------  -------
Adjusted net income                            $31,517  $10,501  $15,009
                                               =======  =======  =======

Basic earnings per share:
Reported net income                            $  2.42  $  0.62  $  1.18
Goodwill amortization                             0.17     0.21        -
                                               -------  -------  -------
Adjusted net income                            $  2.59  $  0.83  $  1.18
                                               =======  =======  =======

Diluted earnings per share:
Reported net income                            $  2.38  $  0.61  $  1.18
Goodwill amortization                             0.16     0.21        -
                                               -------  -------  -------
Adjusted net income                            $  2.54  $  0.82  $  1.18
                                               =======  =======  =======



     In fiscal 2001, the Company acquired certain assets of Osage Systems Group, Inc., a Phoenix, Arizona based network integrator. In addition, the Company acquired Charlotte based firms Ballantyne Consulting Group Inc. and System 5 Technologies, Inc. The firms have been combined to create an expanded Information Technology services arm that provides end-to-end infrastructure design and implementation and project management solutions for eBusiness enablement, systems integration, package applications, customer relationship management, enterprise resource planning and data warehousing. The Company recorded $1.7 million, $1.5 million, and $3.4 million of goodwill in connection with those acquisitions, respectively.

     In fiscal 2002, the Company acquired certain assets of Verity Solutions, LLC, a Cleveland, Ohio-based IT solutions and professional services provider. Their primary services include IT solutions consulting, enterprise network infrastructure solutions, network systems and application solutions and project management. The Company recorded $0.6 million of goodwill in connection with this acquisition.


7.   Borrowing Arrangements

     Bank Notes Payable - Pomeroy's financing of receivables is provided through a portion of its credit facility with GE Commercial Distribution Finance ("GECDF"), formerly with Deutsche Financial Services. The $240.0 million credit facility has a three year term and includes $72.0 million for inventory financing, $144.0 million for working capital which is based upon accounts receivable financing, and a cash-flow component in the form of a $24.0 million term loan, which is not restricted to a borrowing base. Under the agreement, the credit facility provides a credit line of $144.0 million for accounts receivable financing. The accounts receivable and term loan portion of the credit facility carry a variable interest rate based on the London InterBank Offering Rate ("LIBOR") and a pricing grid which was 4.13% as of January 5, 2003. At January 5, 2003, the Company did not have a balance outstanding under this facility. As of January 5, 2002, the amount outstanding was $11.9 million, including $3.4 million of overdrafts on the Company's books in accounts at a participant bank on the credit facility. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, Pomeroy is subject to various financial covenants and restricted from paying dividends. The weighted average interest rate on the bank revolving credit agreements was 8.0%, 6.5% and 4.0% in fiscal 2000, 2001 and 2002, respectively. Currently, Pomeroy is not in violation of any financial covenants.

     Floor plan arrangements - A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At January 5, 2003, these lines of credit totaled $84.0 million, including $72.0 million with GECDF and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes.
     Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is nominal due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. Pomeroy classifies amounts outstanding under the floor plan arrangements as accounts payable.

     Notes  payable  -  Notes  payable  consist  of  the  following:

(in thousands)                                                            Fiscal Years
                                                                         --------------
                                                                          2001    2002
                                                                         -------  -----
Non-recourse notes payable to banks at various interest rates, ranging from 4.3% to 11.4%.  The notes related to the Company's
leasing segment, which was sold to ILC. See Note 14.                     $33,371  $   -

Acquisition notes payable at various interest rates, ranging from
4.75% to 6.0%, and unsecured.  Principal payments are made in
equal annual installments, ranging from one to two years, through 2003.    3,925    541

Capital lease obligation at an imputed interest rate of 8.51%.
Principal and interest are payable in monthly installments of $55
thousand for a two year period through 2002.                                 107      -
                                                                         -------  -----
Total notes payable                                                       37,403    541
Less current maturities                                                   27,190    541
                                                                         -------  -----
Long-term notes payable                                                  $10,213  $   -
                                                                         =======  =====


8.   Restructuring Charge

     During fiscal 2002, the Company approved a plan to consolidate and relocate operations in various geographical locations and to abandon certain assets associated with modification to strategic initiatives.

     The plan resulted in a pre-tax restructuring charge of $714 thousand ($493 thousand after tax). The restructuring costs consist of $484 thousand of losses on equipment and leasehold improvement dispositions, $126 thousand in involuntary employee severance costs, and $104 thousand in lease terminations. Under the plan, the Company eliminated approximately 40 employees.

     The execution of the plan began and was completed during fiscal 2002. As of January 5, 2003, the Company had $41 thousand in accrued and unpaid restructuring costs. The Company expects to pay substantially all of the remaining accrued and unpaid costs by the end of fiscal 2003.


9.   Income Taxes

     During fiscal 2002, the Company recorded an income tax benefit of $1.6 million associated with an increase in the tax basis of leased assets as a result of an accounting method change for tax purposes. This amount is reported in the caption "income tax expense/provision."

     The  provision  for  income  taxes  consists  of  the  following:

(in thousands)                     Fiscal Years
                            ---------------------------
                              2000     2001      2002
                            -------  --------  --------
Current:
  Federal                   $16,060  $ 7,932   $(1,219)
  State                       2,614    1,273       (33)
                            -------  --------  --------
    Total current            18,674    9,205    (1,252)
                            -------  --------  --------

Deferred:
  Federal                       650   (3,899)    7,402
  State                          82     (313)      592
                            -------  --------  --------
    Total deferred              732   (4,212)    7,994
                            -------  --------  --------
Total income tax provision  $19,406  $ 4,993   $ 6,742
                            =======  ========  ========


     The approximate tax effect of the temporary differences giving rise to the Company's deferred income tax assets (liabilities) are:

(in thousands)                       Fiscal Years
                                  ------------------
                                    2001      2002
                                  --------  --------
Deferred Tax Assets:
  Receivables allowances          $ 6,023   $   596
  Depreciation                        478         -
  Leases                              437        37
  Deferred compensation               799       829
  Non-compete agreement                 -       760
  State net operating losses            -       389
  Other                               141       147
                                  --------  --------
    Total deferred tax assets       7,878     2,758
                                  --------  --------

Deferred Tax Liabilities:
  Acquisition of lease residuals     (167)     (356)
  Depreciation                          -    (1,323)
  Intangibles                      (1,925)   (3,135)
  Other                            (1,482)   (1,634)
   Total deferred tax liabilities  (3,574)   (6,448)
                                  --------  --------
Net deferred tax assets           $ 4,304   $(3,690)
                                  ========  ========


     For fiscal 2001, the Company's net short-term deferred tax assets ($4,869) are included in other current assets and the net long-term deferred tax liabilities ($565) are presented as such on the balance sheet. For fiscal 2002, the Company's net short-term deferred tax liabilities ($372) are included in miscellaneous accrued liabilities and the net long-term deferred tax liabilities ($3,318) are presented as such on the balance sheet.


     The Company's effective income tax rate differs from the Federal statutory rate as follows:

                                          Fiscal Years
                                        ------------------
                                        2000   2001  2002
                                        -----  ----  -----
Tax at federal statutory rate           35.0   35.0  35.0
State taxes                              3.7    4.0   3.2
Kentucky relocation credits             (0.1)     -     -
Change in tax accounting method - TIFS     -      -  (7.4)
Other                                    1.1      -   0.2
                                        -----  ----  -----
  Effective tax rate                    39.7   39.0  31.0
                                        =====  ====  =====


10.  Operating Leases and Commitments

     Operating Leases- The Company leases office and warehouse space, vehicles and certain office equipment from various lessors including a related party. See Note 15 of Notes to Consolidated Financial Statements for information regarding related parties. Lease terms vary in duration and include various option periods. The leases generally require the Company to pay taxes and insurance. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year as of January 5, 2003, including the lease with the related party, are as follows:

(in thousands)
          Fiscal Year
-----------------------------
2003                           $ 4,856
2004                             3,298
2005                             2,853
2006                             1,786
2007                             1,513
Thereafter                       3,572
                               -------
Total minimum lease payments   $17,878
                               =======


     Employment Agreements- The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

11.  Employee Benefit Plans

     The Company has a savings plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. Beginning January 6, 1998, the Company made contributions to the plan based on a participant's annual pay.
     Contributions made by the Company for fiscal 2000, 2001 and 2002 were approximately $317 thousand, $418 thousand and $408 thousand, respectively.

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

12.  Major Customers

     During fiscal 2000, 2001, and 2002, no customer accounted for more than 10% of the Company's total net sales and revenues.

13.  Acquisitions

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

     During fiscal 2002, the Company completed one acquisition. The total consideration given consisted of $0.3 million in cash and subordinated notes of $0.2 million. Additionally, the purchase price will be adjusted for any potential earn outs. The Company shall pay fifty percent of the net profit before taxes ("NPBT") to the purchaser in excess of the NPBT threshold for the applicable year, subject to a cumulative limitation of one million dollars during such aggregate period as earn outs. Interest on the subordinated notes is payable quarterly. Principal in the amount of $0.2 million is payable in one annual installment commencing on the first anniversary of closing. The acquisition was accounted for a purchase, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the date of acquisition. The results of operations of the acquisition are included in the consolidated statement of income from the date of acquisition. If the 2002 acquisition had occurred on January 6, 2002, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of income.

14.  Assets Held for Sale

     On February 28, 2002 the Company entered into a definitive purchase agreement to sell substantially all of the net assets of its wholly owned subsidiary - Technology Integration Financial Services, Inc. ("TIFS") to Information Leasing Corporation ("ILC"), the leasing division of the Provident Bank of Cincinnati, Ohio. On April 16, 2002 the Company closed the sale of a majority of the assets of its wholly owned subsidiary TIFS to ILC. Vincent D. Rinaldi, a Director of the Company, is the President of ILC. ILC paid the Company book value for the net assets of TIFS as of April 16, 2002. The book value of the net assets of TIFS as of April 16, 2002 was approximately $4.8 million. Accordingly, no gain or loss was recognized on this transaction. In addition, ILC assumed and liquidated at the time of the closing approximately $20.0 million of the Company's debt related to leased assets owed by TIFS as of April 16, 2002. As part of the transaction, the Company signed an exclusive seven-year vendor agreement whereby the Company is appointed as an agent for remarketing and reselling of the leased equipment sold. The Company will be paid a commission on future lease transactions referred to and accepted by ILC and will act as the remarketing and reselling agent for such future leased equipment.

     The following table identifies the assets and liabilities sold as of April 16, 2002:

(In thousands)
Cash                                  $  (262)
Net investment in leases               54,629
Other                                     468
                                      --------
  Total assets                        $54,835
                                      ========

Current and long term notes payable   $29,961
Trade payables                         15,857
Other                                   4,176
                                      --------
  Total liabilities                   $49,994
                                      ========


15.  Related Party Transactions

     Leases- The Company leases its headquarters, distribution facility and the national training center from a company that is controlled by the Chief Executive Officer of the Company. It is a triple net lease agreement, which expires in the year 2010. Base rental for fiscal 2000, 2001 and 2002 was approximately $1.1, $1.2 and $1.2 million, respectively. The annual rental for these properties was determined on the basis of a fair market value rental opinion provided by an independent real estate company, which was updated in 2000. In addition, the Company pays for the business use of other real estate that is owned by the Chief Executive Officer of the Company. During fiscal years 2000, 2001 and 2002, the Company paid $95 thousand each year in connection with this real estate.

     The lessor of the headquarters, distribution facility and national training center may meet the conditions to be considered a variable interest entity ("VIE"). The Company does not currently consolidate the VIE because it is not required under current accounting standards; however, the Company is evaluating whether it may be required to consolidate the VIE after June 30, 2003. See Note 2 "Summary of Significant Accounting Policies, Recent Accounting Pronouncements" for a discussion of the change in accounting standards and the anticipated impact on the Company.

     A director of the Company is President of Information Leasing Corporation ("ILC"). See Note 14 of Notes to Consolidated Financial Statements for information regarding the sale of substantially all of the assets of TIFS to ILC.

     Investment in Lease Residuals - The Company participates in a Remarketing and Agency Agreement ("Agreement") with Information Leasing Corporation ("ILC") whereby the Company obtains rights to 50% of lease residual values for services rendered in connection with locating the lessee, selling the equipment to ILC and agreeing to assist in remarketing the used equipment.

     During fiscal 2000, 2001 and 2002 the Company sold equipment and related support services to ILC, for lease to ILC's customers, in amounts of $2.8 million, $2.3 million and $32.6 million, respectively.

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


     The carrying value of investments in lease residuals is $1.3 million and $0.9 million as of January 5, 2002 and 2003, respectively and is included in long-term net investment in leases. Investments in lease residuals are evaluated on a quarterly basis, and are subject only to downward market adjustments until ultimately realized through a sale or re-lease of the equipment.

16.  Supplemental Cash Flow Disclosures


     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)                                  Fiscal Years
                                         ----------------------------
                                           2000      2001      2002
                                         --------  --------  --------
Interest paid                            $ 4,341   $ 2,181   $   556
                                         ========  ========  ========
Income taxes paid                        $20,206   $ 3,661   $10,623
                                         ========  ========  ========
Additions to goodwill for adjustments
  to acquisition assets and intangibles  $ 1,119   $ 1,788   $ 2,014
                                         ========  ========  ========

Business combinations accounted
for as purchases:
  Assets acquired                        $28,602   $14,153   $ 2,099
  Liabilities assumed                     (8,581)   (4,854)     (260)
  Notes payable                           (4,795)   (1,328)     (184)
  Stock issued                                 -         -         -
                                         ========  ========  ========
  Net cash paid                          $15,226   $ 7,971   $ 1,655
                                         ========  ========  ========


17.  Treasury Stock

     During fiscal 2001, the Company's Board of Directors authorized a program to repurchase up to 100,000 shares of the Company's outstanding stock at market price. During fiscal 2001, the Company repurchased 44,000 shares of stock at a cost of $0.5 million.

     During fiscal 2002, the Company's Board of Directors authorized a program to repurchase up to 350,000 shares of the Company's outstanding common stock at market price. During fiscal 2002, the Company repurchased 280,000 shares of stock at a cost of $3.4 million.


18.  Stockholders' Equity and Stock Option Plans

     During fiscal 2002, the Company's 1992 Non-Qualified and Incentive Stock Option Plan was terminated per plan design. On March 27, 2002, the Company adopted the 2002 Non-Qualified and Incentive Stock Option Plan and it was approved by the shareholders on June 13, 2002. The Company's 2002 Non-Qualified and Incentive Stock Option Plan provides certain employees of the Company with options to purchase common stock of the Company through options at an exercise price equal to the market value on the date of grant. 3,410,905 shares of the common stock of the Company are reserved for issuance under the plan. The plan will terminate ten years from the date of adoption. Stock options granted under the plan are exercisable in accordance with various terms as authorized by the Compensation Committee. To the extent not exercised, options will expire not more than ten years after the date of grant.

     During fiscal 2002, the Company's 1992 Outside Directors' Stock Option Plan was terminated per plan design. On March 27, 2002, the Company adopted the 2002 Outside Directors' Stock Option Plan and it was approved by the shareholders on June 13, 2002. The Company's 2002 Outside Directors' Stock Option Plan provides outside directors of the Company with options to purchase common stock of the Company at an exercise price equal to the market value of the shares at the date of grant. 106,356 shares of common stock of the Company are reserved for issuance under the plan. The plan will terminate ten years from the date of adoption. Pursuant to the plan, an option to purchase 10,000 shares of common stock will automatically be granted on the first day of the initial term of a director. An additional 2,500 shares of common stock will automatically be granted to an eligible director upon the first day of each consecutive year of service on the board. Options may be exercised after one year from the date of grant for not more than one-third of the shares subject to the option and an additional one-third of the shares subject to the option may be exercised for each of the next two years thereafter. To the extent not exercised, options will expire five years after the date of grant.

     The following summarizes the stock option transactions under the plans for the three fiscal years ended January 5, 2003:

                                                 Weighted Average
                                       Shares     Exercise price
                                     ----------  -----------------
Options outstanding January 5, 2000  1,141,473               15.14
  Granted                            1,580,360               15.01
  Exercised                           (726,867)              13.20
  Forfeitures                         (359,572)              18.40
                                     ----------
Options outstanding January 5, 2001  1,635,394               15.16
  Granted                              821,576               13.76
  Exercised                           (115,368)              10.33
  Forfeitures                         (422,952)              15.79
                                     ----------
Options outstanding January 5, 2002  1,918,650               14.64
  Granted                              345,305               13.98
  Exercised                            (61,308)              13.61
  Forfeitures                         (234,108)              14.79
                                     ----------
Options outstanding January 5, 2003  1,968,539   $           14.43
                                     ==========


     The following summarizes options outstanding and exercisable at January 5, 2003:

                              Options Outstanding                     Options Exercisable
                  ----------------------------------------------  ----------------------------
                    Number      Weighted Avg.                       Number
Range of          Outstanding     Remaining       Weighted Avg.   Exercisable   Weighted Avg.
Exercise Prices    at 1/5/03   Contractual Life  Exercise Price    at 1/5/03   Exercise Price
----------------  -----------  ----------------  ---------------  -----------  ---------------
$2.83 to $5.65         19,125              2.00  $          4.54       19,125  $          4.54
$5.66 to $8.48         22,500              3.60  $          5.66       22,500  $          5.66
$8.49 to $11.30       107,512              3.30  $         10.58       80,443  $         10.47
$11.31 to $14.13      722,360              3.00  $         12.94      540,478  $         13.09
$14.14 to $16.95      751,862              3.20  $         14.91      295,803  $         14.82
$16.96 to $19.78      251,680              4.20  $         17.66      108,622  $         17.65
$19.79 to $22.60       86,000              1.10  $         21.78       86,000  $         21.78
$22.61 to $25.43        5,000              0.30  $         23.39        5,000  $         23.39
$25.44 to $28.25        2,500              0.50  $         26.50        2,500  $         26.50
                  -----------                                     -----------
                    1,968,539                                       1,160,471
                  ===========                                     ===========


     The weighted average fair value at date of grant for options granted during fiscal 2000, 2001 and 2002 was $7.48, $6.05 and $4.56, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                          Fiscal 2000   Fiscal 2001   Fiscal 2002
                          ------------  ------------  ------------
Expected life (years)             3.7           3.3           2.8
Risk free interest rate           4.7%          4.5%          2.9%
Volatility                         62%           57%           46%
Dividend yield                      0%            0%            0%

     The unissued preferred stock carries certain voting rights and has preferences with respect to dividends and liquidation proceeds.

19.  Litigation

     During fiscal 2001 and fiscal 2002, the Company made litigation settlement payments of $1.0 million and $0.3 million, respectively.

     There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

20.  Segment Information and Concentrations

     Segment Information - The Company operates in three industry segments: products, services and leasing.

     The products segment is comprised of the sale of a broad range of desktop computer equipment, including servers, infrastructure and peripherals.

     The services segment entails providing information technology services which support such computer products. As a service solution provider, the Company offers three groups of services: enterprise consulting, infrastructure solutions, and client management services. The enterprise consulting group offerings consist of: e-solutions, infrastructure solutions, business intelligence solutions, business process re-engineering solutions, customer relationship management solutions, and value chain management solutions. The infrastructure solutions group offerings consist of: internetworking, wireless solutions, midrange platform, storage, thin client, and managed services. Pomeroy's client management services group offers the following comprehensive portfolio of services: technology refresh, contract support services, contingency staffing, depot and end of life services, and lifecycle solutions.

     The Company also offers leasing solutions to its customers via an agency agreement with a Cincinnati based regional bank. This bank, in 2002, acquired certain assets and liabilities of the Company's leasing subsidiary. See Note 14 of Notes to Consolidated Financial Statements for information regarding the sale of substantially all of the assets of Technology Integration Financial Services, Inc. ("TIFS"), the Company's leasing subsidiary.


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

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                             Fiscal 2000
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenue                        $ 775,299  $ 139,444  $ 10,395  $     925,138
Income from operations         $  22,742  $  26,622  $  3,335  $      52,699
Total assets                   $ 222,984  $  69,652  $ 68,632  $     361,268
Capital expenditures           $   3,967  $     729  $    953  $       5,649
Depreciation and amortization  $   7,310  $   1,749  $  1,285  $      10,344

                                              Fiscal 2001
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenue                        $ 658,854  $ 140,466  $  9,894  $     809,214
Income from operations         $   3,481  $   8,537  $  2,323  $      14,341
Total assets                   $ 215,181  $  61,090  $ 65,447  $     341,718
Capital expenditures           $   4,101  $     610  $    540  $       5,251
Depreciation and amortization  $   9,322  $   2,228  $    977  $      12,527

                                             Fiscal 2002
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenue                        $ 568,194  $ 131,293  $  3,313  $     702,800
Income from operations         $   5,773  $  15,116  $  1,340  $      22,229
Total assets                   $ 188,937  $  52,424  $  7,134  $     248,495
Capital expenditures           $   5,379  $   2,357  $     84  $       7,820
Depreciation and amortization  $   5,260  $     881  $    229  $       6,370


     Concentrations - During fiscal 2000, 2001 and 2002 approximately 29.6%, 24.1% and 28.1% respectively, of the Company's total net sales and revenues were derived from its top ten customers. During fiscal 2000, MCI Worldcom accounted for approximately 10.4% of the total net sales and revenues for the products segment.

     During fiscal 2001 and fiscal 2002, no customer accounted for more than 10% of the Company's net sales and revenues for either the products or services segments.

21.  Subsequent Events

     On January 29, 2003, the Company's Board of Directors authorized a program to repurchase up to an additional 100,000 shares of the Company's outstanding common stock, which represents less than 1.0% of its outstanding common stock, in open market purchases made from time to time at the discretion of the Company's management. The time and extent of the repurchases will depend on market conditions. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the stock redemption program out of working capital and the redemption program will be effectuated over the next 12 months.

     On February 21, 2003, the Company announced the completion of the acquisition of Micrologic Business Systems of K.C., INC. ("Micrologic"), a Kansas City based IT solutions and professional services provider. For the twelve months ended December 31, 2002, Micrologic has recorded revenues of $32.0 million. Their primary services include systems network integration, project management, and telephony integration.