Form 10-Q
period 2003-04-05
POMEROY COMPUTER RESOURCES INC
filed 2003-05-20
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  X     NO
    ---       ---

The number of shares of common stock outstanding as of April 30, 2003 was 12,396,491

                        POMEROY COMPUTER RESOURCES, INC.

                                TABLE OF CONTENTS


Part I.         Financial Information

                Item 1.                Financial Statements:                     Page
                                                                                 ----
                                       Consolidated Balance Sheets as of
                                       January 5, 2003 and April 5, 2003            3

                                       Consolidated Statements of Income for
                                       the Three Months Ended April 5, 2002
                                       and 2003                                     5

                                       Consolidated Statements of Cash Flows
                                       for the Three Months Ended April 5, 2002
                                       and 2003                                     6

                                       Notes to Consolidated Financial
                                       Statements                                   7

                                       Management's Discussion and Analysis of
                                       Financial Condition and Results of
                Item 2.                Operations                                  13

                                       Quantitative and Qualitative Disclosure
                Item 3.                about Market Risk                           16

                Item 4.                Controls and Procedures                     16

Part II.        Other Information                                                  17

SIGNATURE

CERTIFICATIONS                         Chief Executive Officer                     18
                                       Chief Financial Officer                     19

                        POMEROY COMPUTER RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


(in thousands)                                               April 5,   January 5,
                                                               2003        2003
                                                             ---------  -----------
                                                             Unaudited

ASSETS

Current Assets:
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  58,583  $    32,505

 Accounts receivable:
   Trade, less allowance of $1,823 and $1,553 at April 5,
      2003 and January 5, 2003, respectively. . . . . . . .     83,050       95,859
   Vendor receivables, less allowance of $3,334 at
      April 5, 2003 and January 5, 2003 . . . . . . . . . .      7,239       10,297
   Net investment in leases . . . . . . . . . . . . . . . .      1,763        1,966
   Other. . . . . . . . . . . . . . . . . . . . . . . . . .      2,160        2,775
                                                             ---------  -----------
         Total receivables. . . . . . . . . . . . . . . . .     94,212      110,897
                                                             ---------  -----------

Inventories . . . . . . . . . . . . . . . . . . . . . . . .     10,056       11,238
Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,574       10,198
                                                             ---------  -----------
         Total current assets . . . . . . . . . . . . . . .    168,425      164,838
                                                             ---------  -----------

 Equipment and leasehold improvements:
   Furniture, fixtures and equipment. . . . . . . . . . . .     29,330       28,741
   Leasehold Improvements . . . . . . . . . . . . . . . . .      6,448        5,951
                                                             ---------  -----------
         Total. . . . . . . . . . . . . . . . . . . . . . .     35,778       34,692

   Less accumulated depreciation. . . . . . . . . . . . . .     16,753       15,393
                                                             ---------  -----------
         Net equipment and leasehold improvements . . . . .     19,025       19,299
                                                             ---------  -----------

Net investment in leases. . . . . . . . . . . . . . . . . .      1,665        1,889
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . .     64,581       60,635
Intangible assets . . . . . . . . . . . . . . . . . . . . .        617          540
Other assets. . . . . . . . . . . . . . . . . . . . . . . .      1,308        1,295
                                                             ---------  -----------
         Total assets . . . . . . . . . . . . . . . . . . .  $ 255,621  $   248,496
                                                             =========  ===========

                See notes to consolidated financial statements.

                        POMEROY COMPUTER RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


(in thousands)                                                  April 5,   January 5,
                                                                  2003        2003
                                                                ---------  -----------
                                                               (unaudited)

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $  35,790  $    31,165
Current portion of notes payable . . . . . . . . . . . . . . .      1,204          541
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .      1,556        1,490
Other current liabilities. . . . . . . . . . . . . . . . . . .      8,823        8,308
                                                                ---------  -----------
       Total current liabilities . . . . . . . . . . . . . . .     47,373       41,504
                                                                ---------  -----------

Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .        663            -
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . .      3,141        3,318
Commitments and contingencies. . . . . . . . . . . . . . . . .

 Equity:
   Preferred stock,  $.01 par value; authorized 2,000 shares,
      (no shares issued or outstanding). . . . . . . . . . . .          -            -
   Common stock, $.01 par value; authorized 20,000 shares,
      (12,870 and 12,869 shares issued at April 5, 2003 and
      January 5, 2003, respectively) . . . . . . . . . . . . .        129          129
   Paid in capital . . . . . . . . . . . . . . . . . . . . . .     81,774       81,740
   Retained earnings . . . . . . . . . . . . . . . . . . . . .    127,494      125,988
                                                                ---------  -----------
                                                                  209,397      207,857
    Less treasury stock, at cost (436 and 355 shares
      at April 5, 2003 and January 5, 2003, respectively). . .      4,953        4,183
                                                                ---------  -----------
         Total equity. . . . . . . . . . . . . . . . . . . . .    204,444      203,674
                                                                ---------  -----------
         Total liabilities and equity. . . . . . . . . . . . .  $ 255,621  $   248,496
                                                                =========  ===========

                See notes to consolidated financial statements.

                        POMEROY COMPUTER RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except per share data)       Three Months Ended
                                         ------------------------
                                           April 5,     April 5,
                                             2003         2002
                                         ------------  ----------
                                         (unaudited)   (unaudited)
Net sales and revenues:
 Sales-equipment, supplies and leasing.  $    99,986   $ 153,453
 Service. . . . . . . . . . . . . . . .       29,992      32,895
                                         ------------  ----------
    Total net sales and revenues. . . .      129,978     186,348
                                         ------------  ----------

Cost of sales and service:
 Sales-equipment, supplies and leasing.       92,070     139,836
 Service. . . . . . . . . . . . . . . .       21,531      22,692
                                         ------------  ----------
    Total cost of sales and service . .      113,601     162,528
                                         ------------  ----------

         Gross profit . . . . . . . . .       16,377      23,820
                                         ------------  ----------

Operating expenses:
   Selling, general and administrative.       11,687      13,813
   Rent expense . . . . . . . . . . . .          787         915
   Depreciation . . . . . . . . . . . .        1,165       1,176
   Amortization . . . . . . . . . . . .          224         271
                                         ------------  ----------
         Total operating expenses . . .       13,863      16,175
                                         ------------  ----------

Income from operations. . . . . . . . .        2,514       7,645
                                         ------------  ----------

Other expense (income):
   Interest expense . . . . . . . . . .           67         126
   Miscellaneous. . . . . . . . . . . .          (22)         (2)
                                         ------------  ----------
         Total other expense. . . . . .           45         124
                                         ------------  ----------

   Income  before income tax. . . . . .        2,469       7,521
   Income tax expense . . . . . . . . .          963       2,858
                                         ------------  ----------

   Net income . . . . . . . . . . . . .  $     1,506   $   4,663
                                         ============  ==========

Weighted average shares outstanding:
   Basic. . . . . . . . . . . . . . . .       12,451      12,698
                                         ============  ==========
   Diluted. . . . . . . . . . . . . . .       12,465      12,789
                                         ============  ==========

Earnings per common share:
   Basic. . . . . . . . . . . . . . . .  $      0.12   $    0.37
                                         ============  ==========
   Diluted. . . . . . . . . . . . . . .  $      0.12   $    0.36
                                         ============  ==========

                See notes to consolidated financial statements.

                        POMEROY COMPUTER RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
                                                        Three Months Ended
                                                     ------------------------
                                                       April 5,     April 5,
                                                     ------------------------
                                                         2003         2002
                                                     ------------  ----------
                                                     (unaudited)   (unaudited)

Cash Flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . .  $     1,506   $   4,663
   Adjustments to reconcile net income to net cash
      flows from operating activities:
   Depreciation . . . . . . . . . . . . . . . . . .        1,163       1,366
   Amortization . . . . . . . . . . . . . . . . . .          224         343
   Deferred income taxes. . . . . . . . . . . . . .         (672)          -
   Loss on sale of fixed assets . . . . . . . . . .            -         146
Changes in working capital accounts, net of
      effects of acquisitions:
      Receivables . . . . . . . . . . . . . . . . .       20,345      24,077
      Inventories . . . . . . . . . . . . . . . . .        1,419         758
      Prepaids. . . . . . . . . . . . . . . . . . .        4,887        (431)
      Net investment in leases. . . . . . . . . . .          427       3,531
      Accounts payable. . . . . . . . . . . . . . .          612     (20,251)
      Deferred revenue. . . . . . . . . . . . . . .           66        (115)
      Income tax payable. . . . . . . . . . . . . .            -        (972)
      Other, net. . . . . . . . . . . . . . . . . .          808         154
                                                     ------------  ----------
   Net operating activities . . . . . . . . . . . .       30,785      13,269
                                                     ------------  ----------
Cash Flows from investing activities:
   Capital expenditures . . . . . . . . . . . . . .         (788)       (870)
   Proceeds from sale of fixed assets . . . . . . .            1          34
   Acquisition of subsidiary companies, net of
      cash acquired . . . . . . . . . . . . . . . .       (3,184)       (656)
                                                     ------------  ----------
   Net investing activities . . . . . . . . . . . .       (3,971)     (1,492)
                                                     ------------  ----------
Cash Flows from financing activities:
   Payments under notes payable . . . . . . . . . .            -      (8,440)
   Proceeds under notes payable . . . . . . . . . .            -       4,590
   Net payments under bank notes payable. . . . . .            -     (11,174)
   Proceeds from exercise of stock options. . . . .           34         384
   Payment for treasury stock purchase. . . . . . .         (770)          -
                                                     ------------  ----------
   Net financing activities . . . . . . . . . . . .         (736)    (14,640)
                                                     ------------  ----------

Increase (decrease) in cash . . . . . . . . . . . .       26,078      (2,863)
Cash:
   Beginning of period. . . . . . . . . . . . . . .       32,505       2,875
                                                     ------------  ----------
   End of period. . . . . . . . . . . . . . . . . .  $    58,583   $      12
                                                     ============  ==========

                 See notes to consolidated financial statements.

                        POMEROY COMPUTER RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis  of  Presentation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the three-month period ended April 5, 2003 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2004.

2.   Cash  and  Bank  Notes  Payable

     The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as payment towards the Company's credit facility. As of April 5, 2003 and January 5, 2003, the Company did not have a balance outstanding under the Company's credit facility.

3.   Treasury  Stock

     On January 29, 2003, the Board of Directors authorized a program to repurchase up to 100,000 shares of the Company's outstanding common stock at market price. During the first quarter 2003, the Company repurchased 81,000 shares of stock at a cost of $770 thousand.

4.   Stock-Based  Compensation

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

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in first quarter 2002 and 2003 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per                      Three Months Ended April 5,
share amounts)                                    2003           2002
                                              -------------  -------------

Net income - as reported                      $       1,506  $       4,663
Stock-based compensation expense-net of tax             552            502
                                              -------------  -------------
Net income - pro forma                        $         954  $       4,161
                                              =============  =============
Net income per common share - as reported
  Basic                                       $        0.12  $        0.37
                                              =============  =============
  Diluted                                     $        0.12  $        0.36
                                              =============  =============
Net income per common share - pro forma
  Basic                                       $        0.08  $        0.33
                                              =============  =============
  Diluted                                     $        0.08  $        0.33
                                              =============  =============


5.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                             Three Months Ended April 5,
                    ----------------------------------------
                            2003                2002
                    ---------------------  -----------------
                               Per Share           Per Share
                     Shares      Amount    Shares   Amount
                    ---------  ----------  ------  ---------
Basic EPS              12,451  $     0.12  12,698  $   0.37
Effect of dilutive
  Stock options            14           -      91     (0.01)
                    ---------  ----------  ------  ---------
Diluted EPS            12,465  $     0.12  12,789  $   0.36
                    =========  ==========  ======  =========

6.   Goodwill  and  Long  Lived  Assets

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

Long-lived assets, including property and equipment, goodwill and other intangible assets are reviewed for impairment when events or changes in facts and circumstances indicate that their carrying amount may not be recoverable. Events or changes in facts and circumstances that Pomeroy consider as impairment indicators include the following:
* Significant underperformance of the Company's operating results relative to expected operating results;
*  Net  book  value  compared  to  its  market  capitalization;
*  Significant  adverse  economic  and  industry  trends;
*  Significant  decrease  in  the  market  value  of  the  asset;
*  Significant  changes  to  the  asset  since  the  Company  acquired  it;  and
* The extent that the Company may use an asset or changes in the manner that the Company may use it.

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

When the Company determines that one or more impairment indicators are present for its goodwill, Pomeroy compares its reporting unit's carrying value to its fair value. The Company has two reporting units for goodwill testing which are a products reporting unit and a services reporting unit. The Company has adopted January 6 as the valuation date for the annual testing. In April 2003, the Company engaged a third-party valuation specialist to perform the annual goodwill impairment testing as of January 6, 2003. For goodwill, a two-step impairment test is performed. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, then the second step of the impairment test is performed to measure the amount of impairment loss. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of a reporting unit to all the assets and liabilities of that unit as if the reporting unit been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is in excess of the implied fair value of that goodwill, then an impairment loss is recognized equal to that excess. An impairment loss, if any, would be reported in the Company's future results of operations.

As of the filing date, the Company had not completed the first step of its annual impairment test. An impairment, if any, would be reported on completion of the testing and recognized in a subsequent period.

Intangible assets consist of the following:

(in thousands)                    Gross         Net         Gross       Net         Gross         Net
                                Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                                 Amount    Amortization    Amount     Amount    Amortization    Amount
                                4/5/2003     4/5/2003     4/5/2003   1/5/2003     1/5/2003     1/5/2003
                                ----------------------------------------------  ------------------------
Amortized intangible assets:
  Covenants not to compete      $   1,844  $       1,530  $     314  $   1,694  $       1,324  $     370
  Customer lists                      627            324        303        477            307        170
                                ---------  -------------  ---------  ---------  -------------  ---------
  Total amortized intangibles   $   2,471  $       1,854  $     617  $   2,171  $       1,631  $     540
                                =========  =============  =========  =========  =============  =========


Projected future amortization expense related to intangible assets with definite lives are as follows:


(in thousands)
Fiscal Years:
2003                  $181  April 6, 2003 - January 5, 2004
2004                   138
2005                    53
2006                    20
2007                    20
2008 and thereafter    205
                      ----
Total                 $617
                      ====


For the quarter ended April 5, 2003, there was no amortization expense related to goodwill. Amortization expense related to intangibles assets was $224 thousand.

For the quarter ended April 5, 2002, there was no amortization expense related to goodwill. Amortization expense related to intangibles assets was $189 thousand of which $72 thousand was reported under the caption "cost of sales" or "selling, general and administrative" expenses. Amortization expense associated with assets reported under the caption "other current assets" was $154 thousand.

During the first quarter of fiscal 2003, the Company changed the allocation of goodwill by reporting unit. As a result of this evaluation process, the Company reallocated approximately $10.3 million of goodwill to the services reporting unit from the products reporting unit. This reallocation had no effect on the result of any previous period's impairment testing. The reallocation is also reflected in the segment information on Note 9.

The reallocation of the net carrying amount of goodwill for the three months ended April 5, 2003 by segment are as follows:


(in thousands)                            Products   Services   Consolidated
                                         ----------  ---------  -------------
Net carrying amount as of 1/5/03         $  42,357   $  18,278  $      60,635
Reallocation of goodwill                   (10,284)     10,284              -
Goodwill recorded during first quarter       2,091       1,855          3,946
                                         ----------  ---------  -------------
Net carrying amount as of 4/5/03         $  34,164   $  30,417  $      64,581
                                         ==========  =========  =============

7.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                                         Three Months Ended April 5,
                                        -----------------------------
                                             2003           2002
                                        --------------  -------------
Interest paid                           $          70   $         115
                                        ==============  =============
Income taxes paid                       $         350   $       3,830
                                        ==============  =============
Adjustments to purchase price
 of acquisition assets and intangibles  $       1,624   $         516
                                        ==============  =============

Business combinations accounted for
as purchases:
  Assets acquired                       $       7,258   $           -
  Liabilities assumed                          (4,074)
                                        -----------------------------
  Net cash paid                         $       3,184   $           -
                                        =============================


8.   Litigation

     There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

9.   Segment  Information

     During the first quarter of fiscal 2003, the Company revised its segment methodologies for allocating operating expenses between segments to reflect ongoing changes in the operating activities giving rise to such expenses. This change resulted in a decrease of approximately $1.6 million of allocated operating expenses to the product segment and a corresponding increase by the same amount to the services segment. In addition, the Company revised its allocation of assets between segments to reflect the use of assets in those segments. The assets affected were principally goodwill, tax-related assets and equipment and leasehold improvements.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                     Three Months Ended April 5, 2003
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $  99,880  $  29,992  $    106  $     129,978
Income from operations             1,270      1,143       101          2,514
Total assets                     165,584     83,522     6,515        255,621
Capital expenditures                 382        406         -            788
Depreciation and amortization        756        631         -          1,387


                                    Three Months Ended April 5, 2002
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 150,753  $  32,895  $  2,700  $     186,348
Income from operations             2,693      3,968       984          7,645
Total assets                     195,002     54,209    60,960        310,171
Capital expenditures                 685        101        84            870
Depreciation and amortization      1,264        267       178          1,709

10.  Restructuring  Charge

     During fiscal 2002, the Company approved a plan to consolidate and relocate operations in various geographical locations and to abandon certain assets associated with modification to strategic initiatives.

     The execution of the plan began and was completed during fiscal 2002. As of April 5, 2003, the Company had $29 thousand in accrued and unpaid restructuring costs. The Company expects to pay substantially all of the remaining accrued and unpaid costs by the end of fiscal 2003.

11.  Acquisitions

     On February 21, 2003, the Company announced the completion of the acquisition of Micrologic Business Systems of K.C., INC. ("Micrologic"), a Kansas City based IT solutions and professional services provider. For the twelve months ended December 31, 2002, Micrologic has recorded revenues of $32.0 million. Their primary services include systems network integration, project management, and telephony integration. The Company recorded $3.3 million of goodwill related to the acquisition.

12.  Subsequent  Events

     On May 13, 2003, the Company announced that its Board of Directors has authorized the addition of 1,000,000 shares to its stock repurchase program. The additional shares to be repurchased represent approximately
     8.0% of the Company's outstanding common stock and will be purchased in open market purchases made from time to time at the discretion of the Company's management. The time and extent of the repurchases will depend on market conditions. The acquired shares will be held in treasury or cancelled. The Company anticipates funding the stock redemption program out of working capital and the redemption program will be effectuated over the next 12 months.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

                        POMEROY COMPUTER RESOURCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues decreased $56.3 million, or 30.2%, to $130.0 million in the first quarter of fiscal 2003 from $186.3 million in the first quarter of fiscal 2002. This decrease was a result primarily of a continued industry-wide slowdown in technology spending due to the general weakness in the U.S. economy and the decrease in leasing revenue due to the sale of substantially all the assets of Technology Integration Financial Services, Inc. ("TIFS"). Further, the Company sometimes elects to take a commission from the manufacturers for arranging sales transactions where it judges the gross profit to be inadequate for its participation in the sales transaction. During the first quarter of fiscal 2003, the Company elected to take such commissions on transactions whose sales would otherwise have been $2.5 million. Excluding acquisitions completed in fiscal year 2003, total net sales and revenues decreased 32.7%. Products and leasing sales decreased $53.5 million, or 34.9% to $100.0 million in the first quarter of fiscal 2003 from $153.5 million in the first quarter of fiscal 2002. Excluding acquisitions completed in fiscal year 2003, products and leasing sales decreased 37.6%. Service revenues decreased $2.9 million, or 8.8%, to $30.0 million in the first quarter of fiscal 2003 from $32.9 million in the first quarter of fiscal year 2002. Excluding acquisitions completed in fiscal year 2003, service revenues decreased 10.0%.

GROSS PROFIT. Gross profit decreased to 12.6% in the first quarter of fiscal 2003 as compared to 12.8% in the first quarter of fiscal 2002. This decrease in gross margin resulted primarily from the decrease in hardware and service margins and offset by the higher proportion of service gross margin to total gross margin associated with the improved utilization of service personnel. The decrease in hardware gross margin is primarily associated with the Company's strategic decision to aggressively price its hardware business in order to maintain and capture market share and to the weakened economic conditions of the IT industry. On a forward looking basis, the Company expects to continue its aggressive product pricing in order to gain existing market share which will have a continued impact on product gross margin. Additionally, the Company expects to continue increasing the breadth and depth of its service offerings, which will have a continued impact on service gross margin. Service revenues increased to 23.1% of total net sales and revenues in the first quarter of fiscal 2003 compared to 17.7% of total net sales and revenues in the first quarter of fiscal 2002. Service gross margin increased to 51.8% of total gross margin in the first quarter of fiscal 2003 from 42.8% in the first quarter of fiscal 2002. Factors that may have an impact on gross margin in the future include the continued changes in hardware margins, change in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and the Company's decision to aggressively price certain products and services.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues increased to 9.6% in the first quarter of fiscal 2003 from 7.9% in the first quarter of fiscal 2002. This increase is primarily a result of lower than expected total net sales and revenues. Total operating expenses expressed as a percentage of total net sales and revenues increased to 10.7% in the first quarter of fiscal 2003 from 8.7% in the first quarter of fiscal 2002. This increase is primarily the result of lower than expected total net sales and revenues. On a forward looking basis, the Company has initiated operating costs reduction primarily in payroll and through payroll related costs in order to reduce its future operating expenses.

INCOME FROM OPERATIONS. Income from operations decreased $5.1 million, or 67.1%, to $2.5 million in the first quarter of fiscal 2003 from $7.6 million in the first quarter of fiscal 2002. The Company's operating margin decreased to 1.9% in the first quarter of fiscal 2003 as compared to 4.1% in the first quarter of fiscal 2002. This decrease is primarily due to the increase in operating expenses as a percentage of total net sales and revenues and the decrease in the Company's gross margin.


INTEREST EXPENSE. Interest expense decreased $.03 million, or 30.0%, to $.07 million in the first quarter of fiscal 2003 from $0.1 million in the first quarter of fiscal 2002. This decrease was due to reduced borrowings as a result of improved cash flow management, the sale of certain T.I.F.S. assets and a reduced interest rate charged by the Company's lender.

INCOME TAXES. The Company's effective tax rate was 39.0% in the three months of fiscal 2003 compared to 38.0% in the first three months of fiscal 2002. This increase relates to an expected increase in state tax liabilities.

NET INCOME. Net income decreased $3.2 million, or 68.1%, to $1.5 million in the first three months of fiscal 2003 from $4.7 million in the first three months of fiscal 2002 due to the factors described above.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $30.8 million in the first three months of fiscal 2003. Cash used in investing activities was $4.0 million, which included $3.2 million for an acquisition made in 2003 and prior year acquisitions and $0.8 million for capital expenditures. Cash used in financing activities was $0.7 million primarily for the purchase of treasury stock.

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At April 5, 2003, these lines of credit totaled $84.0 million, including $72.0 million with GE Commercial Distribution Finance ("GECDF") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes.
Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company's financing of receivables is provided through a portion of its credit facility with GECDF. The Company's $240.0 million credit facility with GECDF has a three year term and includes $72.0 million for inventory financing as described above, $144.0 million for working capital which is based upon accounts receivable financing, and a cash-flow component in the form of a $24.0 million term loan, which is not restricted to a borrowing base. The accounts receivable and term loan portion of the credit facility carry a variable interest rate based on the London InterBank Offering Rate ("LIBOR") and a pricing grid.

At April 5, 2003, the Company did not have a balance outstanding under this facility. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants and is restricted from paying dividends. Currently, the Company is not in violation of any financial covenant.

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

Aggregated  Information  about  Contractual  Obligations  and  Other Commitments

                                     TOTAL   YEAR 1   YEAR 2   YEAR 3   YEAR 4   YEAR 5   MORE THAN 5 YEARS
                                    ------------------------------------------------------------------------
Acquisition note                    $ 1,204  $ 1,204  $     -  $     -  $     -  $     -  $                -
Operating leases                     16,611    3,589    3,298    2,853    1,786    1,513               3,572
Long term notes payable                 663        -      663        -        -        -                   -
                                    ------------------------------------------------------------------------
Total contractual cash obligations  $18,478  $ 4,793  $ 3,961  $ 2,853  $ 1,786  $ 1,513  $            3,572
                                    ========================================================================

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

On May 13, 2003, the Company announced that its Board of Directors has authorized the addition of 1,000,000 shares to its stock repurchase program. The additional shares to be repurchased represent approximately 8.0% of the Company's outstanding common stock and will be purchased in open market purchases made from time to time at the discretion of the Company's management. The time and extent of the repurchases will depend on market conditions. The acquired shares will be held in treasury or cancelled. The Company anticipates funding the stock redemption program out of working capital and the redemption program will be effectuated over the next 12 months.

Item 3 - Quantitative  and  Qualitative  Disclosures  about  Market  Risk.

The Company is exposed to interest rate risk primarily through its credit facility with GECDF. Due to the Company's current cash position, the Company did not experience a material impact from interest rate risk for the first quarter of fiscal 2003.

Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.


Item 4 - Controls  and  Procedures

The Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures within the 90-day period prior to the date of this report pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this quarterly report on Form 10-Q for the three months ended April 5, 2003.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II - OTHER INFORMATION


Item 1 - Legal  Proceedings

There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2 - Changes  in  Securities  and  Use  of  Proceeds . . . . . . .  None

Item 3 - Defaults  Upon  Senior  Securities. . . . . . . . . . . . . .  None

Item 4 - Submission  of  Matters  to  a Vote of Security Holders . . .  None

Item 5 - Other  Information. . . . . . . . . . . . . . . . . . . . . .  None

Item 6 - Exhibits  and  Reports  on  Form  8-K

     (a)  Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .  None

     (b)  (b)  Exhibits

          10(i)     Material  Agreements

          (nn)(1)
                    Stock purchase agreement by, between and among James Hollander, trustee, Raymond Hays, trustee, David Yoka, trustee and Matthew Cussigh and Pomeroy Computer Resources Inc

          11        Computation  of  earnings  per  share


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

                                          POMEROY COMPUTER RESOURCES, INC.
                                          --------------------------------
                                                   (Registrant)


Date:  May 20, 2003                       By: /s/ Michael E. Rohrkemper
                                          -------------------------------------
                                          Michael E. Rohrkemper
                                          Chief Financial Officer and
                                          Chief Accounting Officer

                                 CERTIFICATIONS
                                 --------------



I, David B. Pomeroy, II, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pomeroy Computer Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

                              /s/ David B. Pomeroy, II
                              David B. Pomeroy, II
                              Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------


I,  Michael  E.  Rohrkemper,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Pomeroy Computer Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

                              /s/ Michael E. Rohrkemper
                              Michael E. Rohrkemper
                              Chief Financial Officer