Form 10-Q
period 2003-07-05
POMEROY COMPUTER RESOURCES INC
filed 2003-08-20
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to

Commission file number 0-20022


                           POMEROY IT SOLUTIONS, INC.
                           --------------------------
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

The number of shares of common stock outstanding as of August 6, 2003 was 12,907,346.

                           POMEROY IT SOLUTIONS, INC.

                                TABLE OF CONTENTS

Part I.     Financial Information

            Item 1.  Financial Statements:                                  Page
                                                                            ----

                     Consolidated Balance Sheets as of July 5, 2003
                     and January 5, 2003                                      3

                     Consolidated Statements of Income for the
                     Three Months Ended July 5, 2003 and 2002                 5

                     Consolidated Statements of Income for the
                     Six Months Ended July 5, 2003 and 2002                   6

                     Consolidated Statements of Cash Flows for the
                     Six Months Ended July 5, 2003 and 2002                   7

                     Notes to Consolidated Financial Statements               8

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     16

            Item 3.  Quantitative and Qualitative Disclosure about
                     Market Risk                                             21

            Item 4.  Controls and Procedures                                 21

Part II.    Other Information                                                22

SIGNATURE                                                                    23

                           POMEROY IT SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

(in thousands)                                              July 5,   January 5,
                                                              2003       2003
                                                            --------  -----------
                                                           Unaudited
ASSETS

Current Assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 57,900  $    32,505

Accounts receivable:
  Trade, less allowance of $1,935 and $1,553 at July 5,
    2003 and January 5, 2003, respectively . . . . . . . .    86,840       95,859
  Vendor receivables, less allowance of $3,334 at
    July 5, 2003 and January 5, 2003 . . . . . . . . . . .     5,421       10,297
  Net investment in leases . . . . . . . . . . . . . . . .     2,432        1,966
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .     2,796        2,775
                                                            --------  -----------
      Total receivables. . . . . . . . . . . . . . . . . .    97,489      110,897
                                                            --------  -----------

Inventories. . . . . . . . . . . . . . . . . . . . . . . .    11,710       11,238
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     8,507       10,198
                                                            --------  -----------
      Total current assets . . . . . . . . . . . . . . . .   175,606      164,838
                                                            --------  -----------

Equipment and leasehold improvements:
  Furniture, fixtures and equipment. . . . . . . . . . . .    29,439       28,741
  Leasehold Improvements . . . . . . . . . . . . . . . . .     6,400        5,951
                                                            --------  -----------
      Total. . . . . . . . . . . . . . . . . . . . . . . .    35,839       34,692

  Less accumulated depreciation. . . . . . . . . . . . . .    17,599       15,393
                                                            --------  -----------
      Net equipment and leasehold improvements . . . . . .    18,240       19,299
                                                            --------  -----------

Net investment in leases . . . . . . . . . . . . . . . . .     2,579        1,889
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . .    64,895       60,635
Intangible assets. . . . . . . . . . . . . . . . . . . . .       544          540
Other assets . . . . . . . . . . . . . . . . . . . . . . .     1,195        1,295
                                                            --------  -----------
      Total assets . . . . . . . . . . . . . . . . . . . .  $263,059  $   248,496
                                                            ========  ===========


                See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

(in thousands)                                                  July 5,   January 5,
                                                                  2003       2003
                                                                --------  -----------
                                                               (unaudited)
LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $ 41,382  $    31,165
Current portion of notes payable . . . . . . . . . . . . . . .     1,204          541
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .     1,866        1,490
Other current liabilities. . . . . . . . . . . . . . . . . . .     9,075        8,308
                                                                --------  -----------
      Total current liabilities. . . . . . . . . . . . . . . .    53,527       41,504
                                                                --------  -----------

Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .       663            -
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . .     4,161        3,318
Commitments and contingencies

Equity:
  Preferred stock,  $.01 par value; authorized 2,000 shares,
    (no shares issued or outstanding). . . . . . . . . . . . .         -            -
  Common stock, $.01 par value; authorized 20,000 shares,
    (12,892 and 12,869 shares issued at July 5, 2003 and
    January 5, 2003, respectively) . . . . . . . . . . . . . .       129          129
  Paid in capital. . . . . . . . . . . . . . . . . . . . . . .    81,940       81,740
  Retained earnings. . . . . . . . . . . . . . . . . . . . . .   129,508      125,988
                                                                --------  -----------
                                                                 211,577      207,857
  Less treasury stock, at cost (642 and 355 shares
    at July 5, 2003 and January 5, 2003, respectively) . . . .     6,869        4,183
                                                                --------  -----------
         Total equity. . . . . . . . . . . . . . . . . . . . .   204,708      203,674
                                                                --------  -----------
         Total liabilities and equity. . . . . . . . . . . . .  $263,059  $   248,496
                                                                ========  ===========


                See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)            Three Months Ended
                                              -----------------------
                                                July 5,      July 5,
                                                  2003        2002
                                              ------------  ---------
                                               (unaudited) (unaudited)
Net sales and revenues:
  Sales-equipment, supplies and leasing . .   $   116,195   $162,923
  Service . . . . . . . . . . . . . . . . .        31,157     33,657
                                              ------------  ---------
    Total net sales and revenues. . . . . .       147,352    196,580
                                              ------------  ---------

Cost of sales and service:
  Sales-equipment, supplies and leasing . .       107,291    149,342
  Service . . . . . . . . . . . . . . . . .        22,744     23,136
                                              ------------  ---------
    Total cost of sales and service . . . .       130,035    172,478
                                              ------------  ---------
      Gross profit. . . . . . . . . . . . .        17,317     24,102
                                              ------------  ---------

Operating expenses:
  Selling, general and administrative . . .        11,808     13,111
  Rent expense. . . . . . . . . . . . . . .           809        849
  Depreciation. . . . . . . . . . . . . . .         1,250      1,151
  Amortization. . . . . . . . . . . . . . .            73        225
  Provision for doubtful accounts . . . . .             -        500
  Restructuring charge. . . . . . . . . . .             -        487
  Litigation settlement . . . . . . . . . .           150          -
                                              ------------  ---------
      Total operating expenses. . . . . . .        14,090     16,323
                                              ------------  ---------

Income from operations. . . . . . . . . . .         3,227      7,779
                                              ------------  ---------

Other expense (income):
  Interest. . . . . . . . . . . . . . . . .           (81)       199
  Miscellaneous . . . . . . . . . . . . . .             8         (6)
                                              ------------  ---------
      Net other expense (income). . . . . .           (73)       193
                                              ------------  ---------

  Income  before income tax . . . . . . . .         3,300      7,586
  Income tax expense. . . . . . . . . . . .         1,287      2,959
                                              ------------  ---------
  Net income. . . . . . . . . . . . . . . .   $     2,013   $  4,627
                                              ============  =========

Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . .        12,346     12,743
                                              ============  =========
  Diluted . . . . . . . . . . . . . . . . .        12,379     12,872
                                              ============  =========

Earnings per common share:
  Basic . . . . . . . . . . . . . . . . . .   $      0.16   $   0.36
                                              ============  =========
  Diluted . . . . . . . . . . . . . . . . .   $      0.16   $   0.36
                                              ============  =========


                See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)               Six Months Ended
                                                -----------------------
                                                   July 5,     July 5,
                                                    2003        2002
                                                ------------  ---------
                                                 (unaudited) (unaudited)
Net sales and revenues:
  Sales-equipment, supplies and leasing. . . .  $   216,181   $316,376
  Service. . . . . . . . . . . . . . . . . . .       61,149     66,552
                                                ------------  ---------
    Total net sales and revenues . . . . . . .      277,330    382,928
                                                ------------  ---------

Cost of sales and service:
  Sales-equipment, supplies and leasing. . . .      199,361    289,178
  Service. . . . . . . . . . . . . . . . . . .       44,275     45,828
                                                ------------  ---------
    Total cost of sales and service. . . . . .      243,636    335,006
                                                ------------  ---------
      Gross profit . . . . . . . . . . . . . .       33,694     47,922
                                                ------------  ---------

Operating expenses:
  Selling, general and administrative. . . . .       23,298     26,924
  Rent expense . . . . . . . . . . . . . . . .        1,595      1,764
  Depreciation . . . . . . . . . . . . . . . .        2,414      2,327
  Amortization . . . . . . . . . . . . . . . .          296        496
  Provision for doubtful accounts. . . . . . .          200        500
  Restructuring charge . . . . . . . . . . . .            -        487
  Litigation settlement. . . . . . . . . . . .          150          -
                                                ------------  ---------
      Total operating expenses . . . . . . . .       27,953     32,498
                                                ------------  ---------

Income from operations . . . . . . . . . . . .        5,741     15,424
                                                ------------  ---------

Other expense (income):
  Interest . . . . . . . . . . . . . . . . . .          (15)       325
  Miscellaneous. . . . . . . . . . . . . . . .          (14)        (8)
                                                ------------  ---------
      Net other expense (income) . . . . . . .          (29)       317
                                                ------------  ---------

  Income  before income tax. . . . . . . . . .        5,770     15,107
  Income tax expense . . . . . . . . . . . . .        2,250      5,817
                                                ------------  ---------
  Net income . . . . . . . . . . . . . . . . .  $     3,520   $  9,290
                                                ============  =========

Weighted average shares outstanding:
  Basic. . . . . . . . . . . . . . . . . . . .       12,399     12,720
                                                ============  =========
  Diluted. . . . . . . . . . . . . . . . . . .       12,422     12,832
                                                ============  =========

Earnings per common share:
  Basic. . . . . . . . . . . . . . . . . . . .  $      0.28   $   0.73
                                                ============  =========
  Diluted. . . . . . . . . . . . . . . . . . .  $      0.28   $   0.72
                                                ============  =========


                See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                          Six Months Ended
                                                     -----------------------
                                                        July 5,     July 5,
                                                         2003        2002
                                                     ------------  ---------
                                                     (unaudited)  (unaudited)
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . .  $     3,520   $  9,290
  Adjustments to reconcile net income to net cash
    flows from operating activities:
  Depreciation. . . . . . . . . . . . . . . . . . .        2,414      2,841
  Amortization. . . . . . . . . . . . . . . . . . .          296        496
  Deferred income taxes . . . . . . . . . . . . . .        1,617     (1,251)
  Loss on sale of fixed assets. . . . . . . . . . .           19        597
  Changes in working capital accounts, net of
    effects of acquisitions:
    Receivables . . . . . . . . . . . . . . . . . .       17,736     25,307
    Inventories . . . . . . . . . . . . . . . . . .         (339)      (391)
    Prepaids. . . . . . . . . . . . . . . . . . . .        1,834     (1,686)
    Net investment in leases. . . . . . . . . . . .       (1,156)       790
    Accounts payable. . . . . . . . . . . . . . . .        6,205    (36,150)
    Deferred revenue. . . . . . . . . . . . . . . .          376       (336)
    Income tax payable. . . . . . . . . . . . . . .            -     (3,269)
    Other, net. . . . . . . . . . . . . . . . . . .           23      1,425
                                                     ------------  ---------
  Net operating activities. . . . . . . . . . . . .       32,545     (2,337)
                                                     ------------  ---------
Cash flows from investing activities:
  Capital expenditures. . . . . . . . . . . . . . .       (1,166)    (6,130)
  Proceeds from sale of fixed assets. . . . . . . .            1        434
  Proceeds from sale of leasing segment . . . . . .            -     21,716
  Acquisition of subsidiary companies, net of
    cash acquired . . . . . . . . . . . . . . . . .       (3,499)      (848)
                                                     ------------  ---------
  Net investing activities. . . . . . . . . . . . .       (4,664)    15,172
                                                     ------------  ---------
Cash flows from financing activities:
  Payments under notes payable. . . . . . . . . . .            -     (8,385)
  Proceeds under notes payable. . . . . . . . . . .            -      4,900
  Net payments under bank notes payable . . . . . .            -    (11,883)
  Proceeds from exercise of stock options . . . . .           34        810
  Payment for treasury stock purchase . . . . . . .       (2,686)         -
  Proceeds from employee stock purchase plan. . . .          166        238
                                                     ------------  ---------
  Net financing activities. . . . . . . . . . . . .       (2,486)   (14,320)
                                                     ------------  ---------

Increase (decrease) in cash . . . . . . . . . . . .       25,395     (1,485)
Cash:
  Beginning of period . . . . . . . . . . . . . . .       32,505      2,875
                                                     ------------  ---------
  End of period . . . . . . . . . . . . . . . . . .  $    57,900   $  1,390
                                                     ============  =========


                See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis  of  Presentation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim period have been made. The results of operations for the six month period ended July 5, 2003 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2004.

2.   Recent  Accounting  Pronouncements

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities under SFAS 133. The Company does not expect the provisions of SFAS 149 to have a material impact on the financial position or results of operations.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. The Company does not expect the provisions of SFAS 150 to have a material impact on the financial position or results of operations.

3.   Cash  and  Bank  Notes  Payable

     The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as payment towards the Company's credit facility. As of July 5, 2003 and January 5, 2003, the Company did not have a balance outstanding under the Company's credit facility. This credit facility expires June 28, 2004.

4.   Treasury  Stock

     During the first six months of fiscal 2003, the Board of Directors authorized a program to repurchase up to 1.1 million shares of the Company's outstanding common stock at market price. During the first six months of fiscal 2003, the Company repurchased 286,687 shares of stock at a cost of $2.7 million.

5.   Stock-Based  Compensation

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

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in the first six months of fiscal 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

     (in thousands, except per                          Three Months Ended July 5,
     share amounts)                                         2003          2002
                                                        ------------  ------------
     Net income - as reported                           $      2,013  $      4,627
     Stock-based compensation expense-net of tax                 253            91
                                                        ------------  ------------
     Net income - pro forma                             $      1,760  $      4,536
                                                        ============  ============
     Net income per common share - as reported
       Basic                                            $       0.16  $       0.36
                                                        ============  ============
       Diluted                                          $       0.16  $       0.36
                                                        ============  ============
     Net income per common share - pro forma
       Basic                                            $       0.14  $       0.36
                                                        ============  ============
       Diluted                                          $       0.14  $       0.35
                                                        ============  ============

     (in thousands, except per                      Six Months Ended July 5,
     share amounts)                                   2003           2002
                                                   -----------  --------------
     Net income - as reported                      $     3,520  $        9,290
     Stock-based compensation expense-net of tax           805             593
                                                   -----------  --------------
     Net income - pro forma                        $     2,715  $        8,697
                                                   ===========  ==============
     Net income per common share - as reported
       Basic                                       $      0.28  $         0.73
                                                   ===========  ==============
       Diluted                                     $      0.28  $         0.72
                                                   ===========  ==============
     Net income per common share - pro forma
       Basic                                       $      0.22  $         0.68
                                                   ===========  ==============
       Diluted                                     $      0.22  $         0.68
                                                   ===========  ==============

6.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                                  Three Months Ended July 5,
                         -------------------------------------------
                                 2003                  2002
                         ---------------------  --------------------
                                     Per Share             Per Share
                           Shares      Amount    Shares      Amount
                         ---------    --------  --------    --------
     Basic EPS              12,346    $   0.16    12,743    $  0.36
     Effect of dilutive
       Stock options            33           -       129          -
                         ---------    --------  --------    --------
     Diluted EPS            12,379    $   0.16    12,872    $  0.36
                         =========    ========  ========    ========

                                   Six Months Ended July 5,
                         -------------------------------------------
                                  2003                  2002
                         ---------------------  --------------------
                                     Per Share             Per Share
                           Shares      Amount    Shares      Amount
                         ---------    --------  --------    --------
     Basic EPS              12,399    $   0.28    12,720    $  0.73
     Effect of dilutive
       Stock options            23           -       112      (0.01)
                         ---------    --------  --------    --------
     Diluted EPS            12,422    $   0.28    12,832    $  0.72
                         =========    ========  ========    ========

7.   Goodwill  and  Long  Lived  Assets

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

     Long-lived assets, including property and equipment, goodwill and other intangible assets are reviewed for impairment when events or changes in facts and circumstances indicate that their carrying amount may not be recoverable. Events or changes in facts and circumstances that the Company consider as impairment indicators include the following:
     - Significant underperformance of the Company's operating results relative to expected operating results;
     -    Net  book  value  compared  to  its  market  capitalization;
     -    Significant  adverse  economic  and  industry  trends;
     -    Significant decrease in the market value of the asset;
     -    Significant changes to the asset since the Company acquired it; and
     - The extent that the Company may use an asset or changes in the manner that the Company may use it.

     When the Company determines that one or more impairment indicators are present for its long-lived assets, excluding goodwill, the Company compares the carrying amount of the asset to the net future undiscounted cash flows that the asset is expected to generate. The Company would recognize an impairment loss to the extent of the excess of the carrying amount of the asset over its fair value.

     When the Company determines that one or more impairment indicators are present for its goodwill, the Company compares its reporting unit's carrying value to its fair value. The Company has two reporting units for goodwill testing which are a products reporting unit and a services reporting unit. The Company has adopted January 6 as the valuation date for the annual testing. For goodwill, a two-step impairment test is performed. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, then the second step of the impairment test is performed to measure the amount of impairment loss. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of a reporting unit to all the assets and liabilities of that unit as if the reporting unit been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is in excess of the implied fair value of that goodwill, then an impairment loss is recognized equal to that excess. An impairment loss, if any, would be reported in the Company's future results of operations.

     In April 2003, the Company engaged a third-party valuation specialist to perform the annual goodwill impairment testing as of January 6, 2003. As a result of the annual goodwill impairment test, no impairment losses were indicated.

     Intangible  assets  consist  of  the  following:

(in thousands)                    Gross                      Net       Gross                      Net
                                Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                                 Amount    Amortization    Amount     Amount    Amortization    Amount
                                7/5/2003     7/5/2003     7/5/2003   1/5/2003     1/5/2003     1/5/2003
                                ---------  -------------  ---------  ---------  -------------  ---------
Amortized intangible assets:
  Covenants not to compete      $   1,844  $       1,583  $     261  $   1,694  $       1,324  $     370
  Customer lists                      627            344        283        477            307        170
                                ---------  -------------  ---------  ---------  -------------  ---------
  Total amortized intangibles   $   2,471  $       1,927  $     544  $   2,171  $       1,631  $     540
                                =========  =============  =========  =========  =============  =========

     Projected future amortization expense related to intangible assets with definite lives are as follows:

(in thousands)
Fiscal Years:
2003                $     108   July 6, 2003 - January 5, 2004
2004                      138
2005                       53
2006                       20
2007                       20
2008 and thereafter       205
                    ---------
Total               $     544
                    =========

     For the six months ended July 5, 2003, there was no amortization expense related to goodwill. Amortization expense related to intangible assets was $73 thousand for the quarter ended July 5, 2003 and $296 thousand for the six months ended July 5, 2003.

     For the six months ended July 5, 2002, there was no amortization expense related to goodwill. For the quarter ended July 5, 2002, amortization expense related to intangible assets was $225 thousand. For the six months ended July 5, 2002, amortization expense related to intangible assets was $413 thousand of which $71 thousand was reported under the caption "cost of sales" or "selling, general and administrative" expenses. Amortization expense associated with assets reported under the caption "other current assets" was $154 thousand.

     During the first quarter of fiscal 2003, the Company changed the allocation of goodwill by reporting unit. As a result of this evaluation process, the Company reallocated approximately $10.3 million of goodwill to the services reporting unit from the products reporting unit. This reallocation had no effect on the result of any previous period's impairment testing. The reallocation is also reflected in the segment information on Note 10.

     The reallocation of the net carrying amount of goodwill for the six months ended July 5, 2003 by segment are as follows:

(in thousands)                               Products   Services   Consolidated
                                            ----------  ---------  -------------
Net carrying amount as of 1/5/03            $  42,357   $  18,278  $      60,635
Reallocation of goodwill                      (10,284)     10,284              -
Goodwill recorded during first six months       2,262       1,998          4,260
                                            ----------  ---------  -------------
Net carrying amount as of 7/5/03            $  34,335   $  30,560  $      64,895
                                            ==========  =========  =============

8.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                                                  Six Months Ended July 5,
                                                ----------------------------
                                                    2003           2002
                                                ------------  --------------
Interest paid                                   $       211   $          297
                                                ============  ==============
Income taxes paid                               $       684   $       10,336
                                                ============  ==============
Post Acquisition adjustments to purchase price
 of acquisition assets and intangibles          $     1,624   $        1,861
                                                ============  ==============

Business combinations accounted for
as purchases:
  Assets acquired                               $     7,573   $            -
  Liabilities assumed                                (4,074)
                                                ------------  --------------
  Net cash paid                                 $     3,499   $            -
                                                ============  ==============

9.   Litigation

     The Company recorded a litigation settlement of $0.2 million. The litigation settlement is related to a single bankruptcy preference claim.

     There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

10.  Segment  Information

     During the first quarter of fiscal 2003, the Company revised its segment methodologies for allocating operating expenses between segments to reflect ongoing changes in the operating activities giving rise to such expenses. This change resulted in a decrease of approximately $1.5 million in the second quarter and $3.1 million year to date of allocated operating expenses to the product segment and a corresponding increase by the same amount to the services segment. In addition, the Company revised its allocation of assets between segments to reflect the use of assets in those segments. The assets affected were principally goodwill, tax-related assets and equipment and leasehold improvements.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                     Three Months Ended July 5, 2003
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 116,150  $  31,157  $     45  $     147,352
Income from operations             2,008      1,180        39          3,227
Total assets                     168,966     87,677     6,416        263,059
Capital expenditures                 195        183         -            378
Depreciation and amortization        671        652                    1,323

                                     Three Months Ended July 5, 2002
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 162,389  $  33,657  $    534  $     196,580
Income from operations             3,041      4,407       331          7,779
Total assets                     199,069     57,278     7,523        263,870
Capital expenditures               3,297      1,998         -          5,295
Depreciation and amortization      1,322        170        28          1,520

                                       Six Months Ended July 5, 2003
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 216,030  $  61,149  $    151  $     277,330
Income from operations             3,278      2,323       140          5,741
Total assets                     168,966     87,677     6,416        263,059
Capital expenditures                 577        589         -          1,166
Depreciation and amortization      1,427      1,283         -          2,710

                                       Six Months Ended July 5, 2002
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 313,142  $  66,552  $  3,234  $     382,928
Income from operations             5,734      8,375     1,315         15,424
Total assets                     199,069     57,278     7,523        263,870
Capital expenditures               3,947      2,099        84          6,130
Depreciation and amortization      2,694        437       206          3,337

11.  Restructuring  Charge

     During fiscal 2002, the Company approved a plan to consolidate and relocate operations in various geographical locations and to abandon certain assets associated with modification to strategic initiatives.

     The execution of the plan began and was completed during fiscal 2002. As of July 5, 2003, the Company had $8.0 thousand in accrued and unpaid restructuring costs. The Company expects to pay substantially all of the remaining accrued and unpaid costs by the end of fiscal 2003.

12.  Acquisitions

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

13.  Subsequent  Events

     On July 18, 2003, the Company announced that it will pay a one time dividend of approximately $10 million or $.80 per share to shareholders of record as of July 28, 2003. The dividend was paid on August 7, 2003.

Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations

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

                           POMEROY IT SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues decreased $49.2 million, or 25.0%, to $147.4 million in the second quarter of fiscal 2003 from $196.6 million in the second quarter of fiscal 2002. This decrease was a result primarily of a continued industry-wide slowdown in technology spending due to the general weakness in the U.S. economy. Further, the Company sometimes elects to take a commission from the manufacturers for arranging sales transactions where it judges the gross profit to be inadequate for its participation in the sales transaction. During the second quarter of fiscal 2003, the Company elected to take such commissions on transactions whose sales would otherwise have been $2.8 million. Excluding acquisitions completed in fiscal year 2003, total net sales and revenues decreased 28.8%. Products and leasing sales decreased $46.7 million, or 28.7% to $116.2 million in the second quarter of fiscal 2003 from $162.9 million in the second quarter of fiscal 2002. Excluding acquisitions completed in fiscal year 2003, products and leasing sales decreased 32.8%. Service revenues decreased $2.5 million, or 7.4%, to $31.2 million in the second quarter of fiscal 2003 from $33.7 million in the second quarter of fiscal year 2002. Excluding acquisitions completed in fiscal year 2003, service revenues decreased 9.4%.

Total net sales and revenues decreased $105.6 million, or 27.6%, to $277.3 million in the first six months of fiscal 2003 from $382.9 million in the first six months of fiscal 2002. This decrease was a result primarily of a continued industry-wide slowdown in technology spending due to the general weakness in the U.S. economy and the decrease in leasing revenue due to the sale of substantially all the assets of Technology Integration Financial Services, Inc. ("TIFS"). Further, the Company sometimes elects to take a commission from the manufacturers for arranging sales transactions where it judges the gross profit to be inadequate for its participation in the sales transaction. During the first six months of fiscal 2003, the Company elected to take such commissions on transactions whose sales would otherwise have been $5.3 million. Excluding acquisitions completed in fiscal year 2003, total net sales and revenues decreased 30.7%. Products and leasing sales decreased $100.2 million, or 31.7% to $216.2 million in the first six months of fiscal 2003 from $316.4 million in the first six months of fiscal 2002. Excluding acquisitions completed in fiscal year 2003, products and leasing sales decreased 35.1%. Service revenues decreased $5.4 million, or 8.1%, to $61.1 million in the first six months of fiscal 2003 from $66.5 million in the first six months of fiscal year 2002. Excluding acquisitions completed in fiscal year 2003, service revenues decreased 9.7%.

GROSS PROFIT. Gross profit decreased to 11.8% in the second quarter of fiscal 2003 as compared to 12.3% in the second quarter of fiscal 2002. This decrease in gross margin resulted primarily from the decrease in hardware and service margins and offset by the higher proportion of service gross margin to total gross margin. The decrease in hardware gross margin is primarily associated with the Company's strategic decision to aggressively price its hardware business in order to maintain and capture market share and to the weakened economic conditions of the IT industry. On a forward looking basis, the Company expects to continue its aggressive product pricing in order to gain existing market
share  which  will  have  a  continued  impact  on  product  gross margin.   The
competitive environment as well as less than maximum technical employee utilization rate has also resulted in downward pressure on service margins. Additionally, the Company expects to continue increasing the breadth and depth of its service offerings, which will have a continued impact on service gross margin. Service revenues increased to 21.1% of total net sales and revenues in the second quarter of fiscal 2003 compared to 17.1% of total net sales and revenues in the second quarter of fiscal 2002. Service gross margin increased to 48.6% of total gross margin in the second quarter of fiscal 2003 from 43.7% in the second quarter of fiscal 2002. Factors that may have an impact on gross margin in the future include the continued changes in hardware margins, change in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and the Company's decision to aggressively price certain products and services.

Gross profit decreased to 12.2% in the first six months of fiscal 2003 as compared to 12.5% in the first six months of fiscal 2002. This decrease in gross margin resulted primarily from the decrease in hardware and service margins and offset by the higher proportion of service gross margin to total gross margin associated with the improved utilization of service personnel. The decrease in hardware gross margin is primarily associated with the Company's strategic decision to aggressively price its hardware business in order to maintain and capture market share and to the weakened economic conditions of the IT industry. On a forward looking basis, the Company expects to continue its aggressive product pricing in order to gain existing market share which will have a continued impact on product gross margin. The competitive environment as well as less than maximum technical employee utilization rate has also resulted in downward pressure on service margins. Additionally, the Company expects to continue increasing the breadth and depth of its service offerings, which will have a continued impact on service gross margin. Service revenues increased to 22.0% of total net sales and revenues in the first six months of fiscal 2003 compared to 17.4% of total net sales and revenues in the first six months of fiscal 2002. Service gross margin increased to 50.1% of total gross margin in the first six months of fiscal 2003 from 43.2% in the first six months of fiscal 2002. Factors that may have an impact on gross margin in the future include the continued changes in hardware margins, change in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and the Company's decision to aggressively price certain products and services.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues increased to 8.7% in the second quarter of fiscal 2003 from 7.4% in the second quarter of fiscal 2002. This increase is primarily a result of lower than expected total net sales and revenues. Total operating expenses expressed as a percentage of total net sales and revenues increased to 9.6% in the second quarter of fiscal 2003 from 8.3% in the second quarter of fiscal 2002. This increase is primarily the result of lower than expected total net sales and revenues and litigation settlement.

Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues increased to 9.1% in the first six months of fiscal 2003 from 7.6% in the first six months of fiscal 2002. This increase is primarily a result of lower than expected total net sales and revenues. Total operating expenses expressed as a percentage of total net sales and revenues increased to 10.1% in the first six months of fiscal 2003 from 8.5% in the first six months of fiscal 2002. This increase is primarily the result of lower than expected total net sales and revenues and the litigation settlement.

RESTRUCTURING CHARGE. During the second quarter of 2002, the Company recorded a restructuring charge of $0.5 million. The restructuring charge was related to the consolidation of business operations.

LITIGATION SETTLEMENT. During the second quarter of 2003, the Company recorded a litigation settlement of $0.2 million. The litigation settlement is related to a single bankruptcy preference claim.

INCOME FROM OPERATIONS. Income from operations decreased $4.6 million, or 59.0%, to $3.2 million in the second quarter of fiscal 2003 from $7.8 million in the second quarter of fiscal 2002. The Company's operating margin decreased to 2.2% in the second quarter of fiscal 2003 as compared to 4.0% in the second quarter of fiscal 2002. This decrease is primarily due to the increase in operating expenses as a percentage of total net sales and revenues and the decrease in the Company's gross margin.

Income from operations decreased $9.7 million, or 63.0%, to $5.7 million in the first six months of fiscal 2003 from $15.4 million in the first six months of fiscal 2002. The Company's operating margin decreased to 2.1% in the first six months of fiscal 2003 as compared to 4.0% in the first six months of fiscal 2002. This decrease is primarily due to the increase in operating expenses as a percentage of total net sales and revenues and the decrease in the Company's gross margin.

INTEREST EXPENSE. Interest Income was $.08 million in the second quarter of fiscal 2003 compared to interest expense of $0.2 million in the second quarter of fiscal 2002. This decrease was due to reduced borrowings as a result of improved cash flow and a reduced interest rate charged by the Company's lender.

Interest income was $.02 million in the first six months of fiscal 2003 compared to interest expense of $0.3 million in the first six months of fiscal 2002. This decrease was due to reduced borrowings as a result of improved cash flow, the sale of certain T.I.F.S. assets and a reduced interest rate charged by the Company's lender.

INCOME TAXES. The Company's effective tax rate was 39.0% in the second quarter of fiscal 2003 compared to 39.0% in the second quarter of fiscal 2002.

The Company's effective tax rate was 39.0% in the first six months of fiscal 2003 compared to 38.5% in the first six months of fiscal 2002. This increase relates to an expected increase in state tax liabilities.

NET INCOME. Net income decreased $2.6 million, or 56.5%, to $2.0 million in the second quarter of fiscal 2003 from $4.6 million in the second quarter of fiscal 2002 due to the factors described above.

Net income decreased $5.8 million, or 62.4%, to $3.5 million in the first six months of fiscal 2003 from $9.3 million in the first six months of fiscal 2002 due to the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $32.5 million in the first six months of fiscal 2003. Cash used in investing activities was $4.7 million, which included $3.5 million for an acquisition made in 2003 and prior year acquisitions and $1.2 million for capital expenditures. Cash used in financing activities was $2.5 million, which included $2.7 million for the purchase of treasury stock, and offset by $0.2 million in proceeds from the employee stock purchase plan and exercise of stock options.

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At July 5, 2003, these lines of credit totaled $84.0 million, including $72.0 million with GE Commercial Distribution Finance ("GECDF") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes.
Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0% per annum. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company's financing of receivables is provided through a portion of its credit facility with GECDF. The Company's $240.0 million credit facility with GECDF has a three year term and includes $72.0 million for inventory financing as described above, $144.0 million for working capital which is based upon accounts receivable financing, and a cash-flow component in the form of a $24.0 million term loan, which is not restricted to a borrowing base. The accounts receivable and term loan portion of the credit facility carry a variable interest rate based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. This credit facility expires June 28, 2004.

At July 5, 2003, the Company did not have a balance outstanding under this facility. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants. Currently, the Company is in compliance with all financial covenants.

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

           AGGREGATED INFORMATION ABOUT CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

                                                                                     MORE THAN
                                TOTAL   YEAR 1   YEAR 2   YEAR 3   YEAR 4   YEAR 5    5 YEARS
                               -------  -------  -------  -------  -------  -------  ---------
Acquisition note               $ 1,204  $ 1,204  $     -  $     -  $     -  $     -  $       -
Operating leases                15,365    2,344    3,298    2,853    1,786    1,513      3,571
Long term notes payable            663        -      663        -        -        -          -
                               -------  -------  -------  -------  -------  -------  ---------
Total contractual
cash obligations               $17,232  $ 3,548  $ 3,961  $ 2,853  $ 1,786  $ 1,513  $   3,571
                               =======  =======  =======  =======  =======  =======  =========

On January 29, 2003, the Company's Board of Directors authorized a program to repurchase up to an additional 100,000 shares of the Company's outstanding common stock, which represents less than 1.0% of its outstanding common stock, in open market purchases made from time to time at the discretion of the Company's management. On May 13, 2003, the Company announced that its Board of Directors authorized the repurchase of an additional 1,000,000 shares through its stock repurchase program. The additional shares to be repurchased represent approximately 8.0% of the Company's outstanding common stock and will be purchased in open market purchases made from time to time at the discretion of the Company's management. The time and extent of the repurchases will depend on market conditions. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the stock redemption program out of working capital and the redemption program will be effectuated over the next 12 months.

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


On July 18, 2003, the Company announced that it will pay a one time dividend of approximately $10 million or $.80 per share to shareholders of record as of July 28, 2003. The dividend was paid on August 7, 2003.

Item 3-Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to interest rate risk primarily through its credit facility with GECDF. Due to the Company's current cash position, the Company did not experience a material impact from interest rate risk for the first six months of fiscal 2003.

Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.


Item 4-Controls and Procedures

The Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures within the 90-day period prior to the date of this report pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this quarterly report on Form 10-Q for the three months and six months ended July 5, 2003.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II - OTHER INFORMATION


Item 1-Legal Proceedings

There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2-Changes in Securities and Use of Proceeds . . . . . . .  None

Item 3-Defaults Upon Senior Securities . . . . . . . . . . . .  None

Item 4-Submission of Matters to a Vote of Security Holders . .

On June 19, 2003, the Company held its annual meeting of stockholders for the following purposes:

          1.   To  elect  eight  directors;  and

          2. To approve the amendment of the Company's Certificate of Incorporation and grant the Company full authority to change its name from Pomeroy Computer Resources, Inc. to Pomeroy IT Solutions, Inc.

     The voting on the above matters by the stockholders was as follows:

     Matter
     ------

     Election of Directors:                       For             Withheld
     ----------------------                       ---             --------


     David  B.  Pomeroy,  II                      10,305,898      1,682,682
     James  H.  Smith  III                        11,791,100        197,480
     Michael  E.  Rohrkemper                      10,197,930      1,790,650
     Stephen  E.  Pomeroy                         10,317,251      1,671,329
     William  H.  Lomicka                         11,782,372        206,208
     Vincent  D.  Rinaldi                         10,247,274      1,741,306
     Debra E. Tibey                               11,668,572        320,008
     Edward E. Faber                              11,692,365        296,215

     Approve  the  Company's  Name  Change
     -------------------------------------

11,975,827 shareholders voted in favor of the forgoing proposal and 10,525 shareholders voted against the forgoing proposal. 2,228 shareholders abstained from voting and there were 0 shares of Broker Non-Votes on the forgoing proposal. The number of shares voted in favor of the proposal was sufficient for its passage.


Item 5-Other Information . . . . . . . . . . . . . . . . . . .  None

Item 6-Exhibits and Reports on Form 8-K

     (a)  Reports  on  Form  8-K . . . . . . . . . . . . . . .

          On May 23, 2003, the Company reported the announcement that the Company's Board of Directors had authorized the addition of $1 million shares to its stock repurchase program.

          On June 30, 2003, the Company reported the announcement of its name change to Pomeroy IT Solutions, Inc. effective July 1, 2003.

          On July 18, 2003, the Company reported the announcement of a one time dividend of approximately $10 million or $.80 per share to shareholders of record as of July 28, 2003. The dividend was paid on August 7, 2003.

     (b)  Exhibits

          3

          3(i)(a)5 Certificate of Amendment to Certificate of Incorporation for Pomeroy Computer Resources, Inc., dated June 19, 2003.

          3(i)(a)6 Certificate of Amendment to Certificate of Incorporation for Pomeroy Computer Resources Sales Company, Inc., dated June 19, 2003.

          (mm)(13)  Fourth amendment to credit facilities agreement

          (mm)(14)  Fifth amendment and consent to credit facilities agreement

          11        Computation of earnings per share

          31(a)     Section 302 CEO Certification

          31(b)     Section 302 CF0 Certification

          32(a)     Section 906 CEO Certification

          32(b)     Section 906 CFO Certification


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                POMEROY IT SOLUTIONS, INC.
                                                --------------------------
                                                         (Registrant)

Date: August 19, 2003                           By: /s/ Michael E. Rohrkemper
                                                --------------------------------
                                                Michael E. Rohrkemper
                                                Chief Financial Officer and
                                                Chief Accounting Officer