Form 10-Q
period 2003-10-05
POMEROY IT SOLUTIONS INC
filed 2003-11-19
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from             to

Commission file number 0-20022


                           POMEROY IT SOLUTIONS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                        31-1227808
--------                                                    -------------------
(State or other jurisdiction of incorporation                 (IRS Employer
 or organization)                                           Identification No.)

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

     As of November 5, 2003, the number of shares of Common Stock issued was 12,933,245 and the number of Common Stock outstanding was 12,194,867.

                           POMEROY IT SOLUTIONS, INC.

                                TABLE OF CONTENTS


Part I.     Financial Information

            Item 1.                Financial Statements:                          Page
                                                                                  ----

                                   Consolidated Balance Sheets as of
                                   October 5, 2003 and January 5, 2003               3

                                   Consolidated Statements of Income for
                                   the Three Months Ended October 5, 2003
                                   and 2002                                          5

                                   Consolidated Statements of Income for
                                   the Nine Months Ended October 5, 2003 and 2002    6

                                   Consolidated Statements of Cash Flows
                                   for the Nine Months Ended October 5,
                                   2003 and 2002                                     7

                                   Notes to Consolidated Financial
                                   Statements                                        8

                                   Management's Discussion and Analysis of
                                   Financial Condition and Results of
            Item 2.                Operations                                       16

                                   Quantitative and Qualitative Disclosure
            Item 3.                about Market Risk                                22

            Item 4.                Controls and Procedures                          22

Part II.    Other Information                                                       23

SIGNATURES                                                                          24

                           POMEROY IT SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS


(in thousands)                                                 October 5,   January 5,
                                                                  2003         2003
                                                               -----------  -----------
                                                               (unaudited)
ASSETS

Current Assets:
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    40,264  $    32,505

 Accounts receivable:
    Trade, less allowance of $1,969 and $1,553 at October 5,
      2003 and January 5, 2003, respectively. . . . . . . . .      107,422       95,859
    Vendor receivables, less allowance of $3,334 at
        October 5, 2003 and January 5, 2003 . . . . . . . . .        3,820       10,297
   Net investment in leases . . . . . . . . . . . . . . . . .        3,258        1,966
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,004        2,775
                                                               -----------  -----------
         Total receivables. . . . . . . . . . . . . . . . . .      116,504      110,897
                                                               -----------  -----------

Inventories . . . . . . . . . . . . . . . . . . . . . . . . .       13,201       11,238
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,282       10,198
                                                               -----------  -----------
         Total current assets . . . . . . . . . . . . . . . .      177,251      164,838
                                                               -----------  -----------

 Equipment and leasehold improvements:
   Furniture, fixtures and equipment. . . . . . . . . . . . .       29,542       28,741
   Leasehold Improvements . . . . . . . . . . . . . . . . . .        6,426        5,951
                                                               -----------  -----------
         Total. . . . . . . . . . . . . . . . . . . . . . . .       35,968       34,692

   Less accumulated depreciation. . . . . . . . . . . . . . .       18,672       15,393
                                                               -----------  -----------
         Net equipment and leasehold improvements . . . . . .       17,296       19,299
                                                               -----------  -----------

Net investment in leases. . . . . . . . . . . . . . . . . . .        2,329        1,889
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . .       66,493       60,635
Intangible assets . . . . . . . . . . . . . . . . . . . . . .          481          540
Other assets. . . . . . . . . . . . . . . . . . . . . . . . .        1,027        1,295
                                                               -----------  -----------
         Total assets . . . . . . . . . . . . . . . . . . . .  $   264,877  $   248,496
                                                               ===========  ===========

                See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS


(in thousands)                                                   October 5,   January 5,
                                                                   2003         2003
                                                                -----------  -----------
                                                                (unaudited)
LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $    48,394  $    31,165
Current portion of notes payable . . . . . . . . . . . . . . .          663          541
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .        3,330        1,490
Other current liabilities. . . . . . . . . . . . . . . . . . .       10,692        8,308
                                                                -----------  -----------
       Total current liabilities . . . . . . . . . . . . . . .       63,079       41,504
                                                                -----------  -----------

Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .          663            -
Deferred income taxes. . . . . . . . . . . . . . . . . . . . .        4,728        3,318
Commitments and contingencies

 Equity:
   Preferred stock, $.01 par value; authorized 2,000 shares,
      (no shares issued or outstanding). . . . . . . . . . . .            -            -
   Common stock, $.01 par value; authorized 20,000 shares,
      (12,927 and 12,869 shares issued at October 5, 2003 and
      January 5, 2003, respectively) . . . . . . . . . . . . .          129          129
   Paid in capital . . . . . . . . . . . . . . . . . . . . . .       82,295       81,740
   Retained earnings . . . . . . . . . . . . . . . . . . . . .      122,262      125,988
                                                                -----------  -----------
                                                                    204,686      207,857
    Less treasury stock, at cost (738 and 355 shares
      at October 5, 2003 and January 5, 2003, respectively). .        8,279        4,183
                                                                -----------  -----------
         Total equity. . . . . . . . . . . . . . . . . . . . .      196,407      203,674
                                                                -----------  -----------
         Total liabilities and equity. . . . . . . . . . . . .  $   264,877  $   248,496
                                                                ===========  ===========

                See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except per share data)                      Three Months Ended
                                                       --------------------------
                                                        October 5,    October 5,
                                                           2003          2002
                                                       ------------  ------------
                                                        (unaudited)  (unaudited)
Net sales and revenues:
 Sales-equipment, supplies and leasing. . . . . . . .  $   125,698   $   136,976
 Service. . . . . . . . . . . . . . . . . . . . . . .       32,374        33,945
                                                       ------------  ------------
    Total net sales and revenues. . . . . . . . . . .      158,072       170,921
                                                       ------------  ------------

Cost of sales and service:
 Sales-equipment, supplies and leasing. . . . . . . .      116,825       125,777
 Service. . . . . . . . . . . . . . . . . . . . . . .       23,612        23,692
                                                       ------------  ------------
    Total cost of sales and service . . . . . . . . .      140,437       149,469
                                                       ------------  ------------
         Gross profit . . . . . . . . . . . . . . . .       17,635        21,452
                                                       ------------  ------------

Operating expenses:
   Selling, general and administrative. . . . . . . .       11,331        12,551
   Rent expense . . . . . . . . . . . . . . . . . . .          802           786
   Depreciation . . . . . . . . . . . . . . . . . . .        1,228         1,158
   Amortization . . . . . . . . . . . . . . . . . . .           63           328
   Provision for doubtful accounts. . . . . . . . . .            -           400
   Restructuring charge . . . . . . . . . . . . . . .            -           227
   Litigation settlement. . . . . . . . . . . . . . .            -           300
                                                       ------------  ------------
         Total operating expenses . . . . . . . . . .       13,424        15,750
                                                       ------------  ------------

Income before other expense (income) and income tax .        4,211         5,702
                                                       ------------  ------------

Other expense (income):
   Interest . . . . . . . . . . . . . . . . . . . . .           (7)          112
   Miscellaneous. . . . . . . . . . . . . . . . . . .           16           (45)
                                                       ------------  ------------
         Net other expense (income) . . . . . . . . .            9            67
                                                       ------------  ------------

   Income  before income tax. . . . . . . . . . . . .        4,202         5,635
   Income tax expense . . . . . . . . . . . . . . . .        1,639           541
                                                       ------------  ------------
   Net income . . . . . . . . . . . . . . . . . . . .  $     2,563   $     5,094
                                                       ============  ============

Weighted average shares outstanding:
   Basic. . . . . . . . . . . . . . . . . . . . . . .       12,226        12,745
                                                       ============  ============
   Diluted. . . . . . . . . . . . . . . . . . . . . .       12,369        12,772
                                                       ============  ============

Earnings per common share:
   Basic. . . . . . . . . . . . . . . . . . . . . . .  $      0.21   $      0.40
                                                       ============  ============
   Diluted. . . . . . . . . . . . . . . . . . . . . .  $      0.21   $      0.40
                                                       ============  ============

                See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


(in  thousands,  except  per  share  data)                Nine Months Ended
                                                      --------------------------
                                                       October 5,    October 5,
                                                          2003          2002
                                                      ------------  ------------
                                                       (unaudited)  (unaudited)
Net sales and revenues:
 Sales-equipment, supplies and leasing . . . . . . .  $   341,879   $   453,352
 Service . . . . . . . . . . . . . . . . . . . . . .       93,523       100,497
                                                      ------------  ------------
    Total net sales and revenues . . . . . . . . . .      435,402       553,849
                                                      ------------  ------------

Cost of sales and service:
 Sales-equipment, supplies and leasing . . . . . . .      316,186       414,955
 Service . . . . . . . . . . . . . . . . . . . . . .       67,887        69,520
                                                      ------------  ------------
    Total cost of sales and service. . . . . . . . .      384,073       484,475
                                                      ------------  ------------
         Gross profit. . . . . . . . . . . . . . . .       51,329        69,374
                                                      ------------  ------------

Operating expenses:
   Selling, general and administrative . . . . . . .       34,627        39,475
   Rent expense. . . . . . . . . . . . . . . . . . .        2,397         2,550
   Depreciation. . . . . . . . . . . . . . . . . . .        3,643         3,485
   Amortization. . . . . . . . . . . . . . . . . . .          360           824
   Provision for doubtful accounts . . . . . . . . .          200           900
   Restructuring charge. . . . . . . . . . . . . . .            -           714
   Litigation settlement . . . . . . . . . . . . . .          150           300
                                                      ------------  ------------
         Total operating expenses. . . . . . . . . .       41,377        48,248
                                                      ------------  ------------

Income before other expense (income) and income tax.        9,952        21,126
                                                      ------------  ------------

Other expense (income):
   Interest. . . . . . . . . . . . . . . . . . . . .          (21)          437
   Miscellaneous . . . . . . . . . . . . . . . . . .            1           (53)
                                                      ------------  ------------
         Net other expense (income). . . . . . . . .          (20)          384
                                                      ------------  ------------

   Income  before income tax . . . . . . . . . . . .        9,972        20,742
   Income tax expense. . . . . . . . . . . . . . . .        3,889         6,358
                                                      ------------  ------------
   Net income. . . . . . . . . . . . . . . . . . . .  $     6,083   $    14,384
                                                      ============  ============

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . . . . . . . . .       12,340        12,729
                                                      ============  ============
   Diluted . . . . . . . . . . . . . . . . . . . . .       12,390        12,799
                                                      ============  ============

Earnings per common share:
   Basic . . . . . . . . . . . . . . . . . . . . . .  $      0.49   $      1.13
                                                      ============  ============
   Diluted . . . . . . . . . . . . . . . . . . . . .  $      0.49   $      1.12
                                                      ============  ============

                See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                           Nine Months Ended
                                                     --------------------------
                                                      October 5,    October 5,
                                                         2003          2002
                                                     ------------  ------------
                                                      (unaudited)  (unaudited)
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . .  $     6,083   $    14,384
   Adjustments to reconcile net income to net cash
      flows from operating activities:
   Depreciation . . . . . . . . . . . . . . . . . .        3,643         4,121
   Amortization . . . . . . . . . . . . . . . . . .          360           824
   Deferred income taxes. . . . . . . . . . . . . .        2,365        (1,251)
   Loss on sale of fixed assets . . . . . . . . . .           73           652
   Changes in working capital accounts, net of
       effects of acquisitions:
      Receivables . . . . . . . . . . . . . . . . .       (1,624)       36,224
      Inventories . . . . . . . . . . . . . . . . .       (1,851)        3,306
      Prepaids. . . . . . . . . . . . . . . . . . .        3,057          (599)
      Net investment in leases. . . . . . . . . . .         (561)        2,823
      Accounts payable. . . . . . . . . . . . . . .       13,216       (42,902)
      Deferred revenue. . . . . . . . . . . . . . .        1,840          (472)
      Income tax payable. . . . . . . . . . . . . .            -        (2,866)
      Other, net. . . . . . . . . . . . . . . . . .        1,629         1,557
                                                     ------------  ------------
   Net operating activities . . . . . . . . . . . .       28,230        15,801
                                                     ------------  ------------
Cash flows from investing activities:
   Capital expenditures . . . . . . . . . . . . . .       (1,485)       (7,113)
   Proceeds from sale of fixed assets . . . . . . .            1           469
   Proceeds from sale of leasing segment. . . . . .            -        24,374
   Acquisition of subsidiary companies, net of
      cash acquired . . . . . . . . . . . . . . . .       (5,097)       (1,625)
                                                     ------------  ------------
   Net investing activities . . . . . . . . . . . .       (6,581)       16,105
                                                     ------------  ------------
Cash flows from financing activities:
   Payments of notes payable. . . . . . . . . . . .         (541)      (10,053)
   Proceeds from notes payable. . . . . . . . . . .            -         4,900
   Net payments under bank notes payable. . . . . .            -       (12,118)
   Proceeds from exercise of stock options. . . . .          391           810
   Payment for treasury stock purchase. . . . . . .       (4,096)         (889)
   Proceeds from employee stock purchase plan . . .          165           238
   Cash dividend. . . . . . . . . . . . . . . . . .       (9,809)            -
                                                     ------------  ------------
   Net financing activities . . . . . . . . . . . .      (13,890)      (17,112)
                                                     ------------  ------------

Increase in cash. . . . . . . . . . . . . . . . . .        7,759        14,794
Cash:
   Beginning of period. . . . . . . . . . . . . . .       32,505         2,875
                                                     ------------  ------------
   End of period. . . . . . . . . . . . . . . . . .  $    40,264   $    17,669
                                                     ============  ============


                See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis  of  Presentation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the nine month period ended October 5, 2003 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2004.

2.   Recent  Accounting  Pronouncements

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002.

     The Company has been participating in a vendor program that expires in November of 2003. Since this program was initiated prior to December 31, 2002, the Company has classified these vendor program payments as a reduction in selling, general and administrative expenses. Under a new agreement which the Company expects to be in place by the end of 2003, the Company will classify these vendor program payments under cost of sales in accordance with EITF 02-16.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities under SFAS 133.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. The Company has adopted the provisions of SFAS 150 and they had no material impact on its financial position or results of operations.

3.   Cash and Bank Notes Payable

     The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as payment towards the Company's credit facility. As of October 5, 2003 and January 5, 2003, the Company did not have a balance outstanding under the Company's credit facility. This credit facility expires June 28, 2004.

4.   Treasury  Stock

     During the first nine months of fiscal 2003, the Company's Board of Directors authorized a program to repurchase up to 1.1 million shares of the Company's outstanding common stock at market price. During the first nine months of fiscal 2003, the Company repurchased 383,367 shares of its common stock at a cost of $4.1 million.

5.   Dividends

     On August 7, 2003, the Company paid a one-time cash dividend of $9.8 million or $0.80 per share to shareholders of record as of July 28, 2003.

6.   Stock-Based  Compensation

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's pro forma net income and earnings per share would have been as indicated below:

(in thousands, except per share amounts)           Three Months Ended October 5,
                                                       2003            2002
                                                   -------------  -------------
Net income - as reported                           $       2,563  $       5,094
Less, stock-based compensation expense-net of tax            206            242
                                                   -------------  -------------
Net income - pro forma                             $       2,357  $       4,852
                                                   =============  =============
Net income per common share - as reported
   Basic                                           $        0.21  $        0.40
                                                   =============  =============
   Diluted                                         $        0.21  $        0.40
                                                   =============  =============
Net income per common share - pro forma
   Basic                                           $        0.19  $        0.38
                                                   =============  =============
   Diluted                                         $        0.19  $        0.38
                                                   =============  =============

(in thousands, except per share amounts)       Nine Months Ended October 5,
                                                   2003            2002
                                              --------------  --------------
Net income - as reported                      $        6,083  $       14,384
Less, stock-based compensation expense-
  net of tax                                           1,011             835
                                              --------------  --------------
Net income - pro forma                        $        5,072  $       13,549
                                              ==============  ==============
Net income per common share - as reported
   Basic                                      $         0.49  $         1.13
                                              ==============  ==============
   Diluted                                    $         0.49  $         1.12
                                              ==============  ==============
Net income per common share - pro forma
   Basic                                      $         0.41  $         1.06
                                              ==============  ==============
   Diluted                                    $         0.41  $         1.06
                                              ==============  ==============

7.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                         Three Months Ended October 5,
                    --------------------------------------
                           2003                2002
                    ---------------------  ---------------
                                Per Share         Per Share
                     Shares      Amount    Shares  Amount
                    ---------  ----------  ------  -------
Basic EPS              12,226  $     0.21  12,745  $  0.40
Effect of dilutive
  Stock options           143           -      27        -
                    ---------  ----------  ------  -------
Diluted EPS            12,369  $     0.21  12,772  $  0.40
                    =========  ==========  ======  =======

                          Nine Months Ended October 5,
                    ---------------------------------------
                            2003                2002
                    ---------------------  ----------------
                                Per Share          Per Share
                     Shares      Amount    Shares   Amount
                    ---------  ----------  ------  --------
Basic EPS              12,340  $     0.49  12,729  $  1.13
Effect of dilutive
  Stock options            50           -      70    (0.01)
                    ---------  ----------  ------  --------
Diluted EPS            12,390  $     0.49  12,799  $  1.12
                    =========  ==========  ======  ========


8.   Goodwill  and  Long  Lived  Assets

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company's intangible assets with definite lives as of October 5, 2003 and January 5, 2003:

(in thousands)                    Gross                        Net      Gross                       Net
                                 Carrying    Accumulated    Carrying   Carrying    Accumulated   Carrying
                                  Amount    Amortization     Amount     Amount    Amortization    Amount
                                10/5/2003     10/5/2003    10/5/2003   1/5/2003     1/5/2003     1/5/2003
                                ----------  -------------  ----------  ---------  -------------  ---------
Amortized intangible assets:
  Covenants not to compete      $    1,845  $       1,626  $      219  $   1,694  $       1,324  $     370
  Customer lists                       627            365         262        477            307        170
                                ----------  -------------  ----------  ---------  -------------  ---------
  Total amortized intangibles   $    2,472  $       1,991  $      481  $   2,171  $       1,631  $     540
                                ==========  =============  ==========  =========  =============  =========


Projected future amortization expense related to intangible assets with definite lives are as follows:

(in thousands)
Fiscal Years:

2003                 $   45  October 6, 2003 - January 5, 2004
2004                    138
2005                     53
2006                     20
2007                     20
2008 and thereafter     205
                     ------
           Total     $  481
                     ======

For the nine months ended October 5, 2003, there was no amortization expense related to goodwill. Amortization expense related to intangible assets was $63 thousand for the quarter ended October 5, 2003 and $360 thousand for the nine months ended October 5, 2003.

For the nine months ended October 5, 2002, there was no amortization expense related to goodwill. For the quarter ended October 5, 2002, amortization expense related to intangible assets was $328 thousand. For the nine months ended October 5, 2002, amortization expense related to intangible assets was $741 thousand of which $71 thousand was reported under the captions "cost of sales" or "selling, general and administrative" expenses. Amortization expense associated with assets reported under the caption "other current assets" was $154 thousand.

During the first quarter of fiscal 2003, the Company changed the allocation of goodwill by reporting unit. As a result of this evaluation process, the Company reallocated approximately $10.3 million of goodwill to the services reporting unit from the products reporting unit. This reallocation had no effect on the result of any previous period's impairment testing. The reallocation is also reflected in the segment information in Note 11.

The reallocation of the net carrying amount of goodwill for the nine months ended October 5, 2003 by segment are as follows:

(in thousands)                                Products   Services   Consolidated
                                             ----------  ---------  -------------
Net carrying amount as of 1/5/03             $  42,357   $  18,278  $      60,635
Reallocation of goodwill                       (10,284)     10,284              -
Goodwill recorded during first nine months       3,168       2,690          5,858
                                             ----------  ---------  -------------
Net carrying amount as of 10/5/03            $  35,241   $  31,252  $      66,493
                                             ==========  =========  =============

9.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                                                 Nine Months Ended October 5,
                                                ------------------------------
                                                     2003            2002
                                                --------------  --------------
Interest paid                                   $          310  $          424
                                                ==============  ==============
Income taxes paid                               $          744  $       10,474
                                                ==============  ==============
Post acquisition adjustments to purchase price
 of acquired assets and intangibles             $          299  $        1,936
                                                ==============  ==============

Business combinations accounted for
as purchases:
  Assets acquired                               $       10,497  $        2,069
  Liabilities assumed                                    4,074             260
  Notes payable                                          1,326             184
                                                --------------  --------------
  Net cash paid                                 $        5,097  $        1,625
                                                ==============  ==============

10.  Litigation

     During the first nine months of fiscal 2003, the Company recorded a litigation settlement of $0.2 million. The litigation settlement is related to a single bankruptcy preference claim.

     There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

11.  Segment  Information

     During the first quarter of fiscal 2003, the Company revised its segment methodologies for allocating operating expenses between segments to reflect ongoing changes in the operating activities giving rise to such expenses. This change resulted in a decrease of approximately $1.4 million in the third quarter and $4.5 million year to date of allocated operating expenses to the product segment and a corresponding increase by the same amount to the services segment. In addition, the Company revised its allocation of assets between segments to reflect the use of assets in those segments. The assets affected were principally goodwill, tax-related assets and equipment and leasehold improvements.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                    Three Months Ended October 5, 2003
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 125,685  $  32,374  $     13  $     158,072
Income from operations             2,468      1,733        10          4,211
Total assets                     169,879     86,849     8,149        264,877
Capital expenditures                 160        159         -            319
Depreciation and amortization        644        647         -          1,291

                                    Three Months Ended October 5, 2002
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 136,722  $  33,945  $    254  $     170,921
Income from operations             1,921      3,570       211          5,702
Total assets                     193,990     61,490     6,649        262,129
Capital expenditures                 961         22         -            983
Depreciation and amortization      1,367        227        14          1,608

                                    Nine Months Ended October 5, 2003
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 341,715  $  93,523  $    164  $     435,402
Income from operations             5,746      4,056       150          9,952
Total assets                     169,879     86,849     8,149        264,877
Capital expenditures                 737        748         -          1,485
Depreciation and amortization      2,073      1,930         -          4,003

                                     Nine Months Ended October 5, 2002
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 449,864  $ 100,497  $  3,488  $     553,849
Income from operations             7,655     11,945     1,526         21,126
Total assets                     193,990     61,490     6,649        262,129
Capital expenditures               4,908      2,121        84          7,113
Depreciation and amortization      4,061        664       220          4,945


12.  Restructuring  Charge

     During fiscal 2002, the Company approved a plan to consolidate and relocate operations in various geographical locations and to abandon certain assets associated with modification to strategic initiatives.

     The execution of the plan began and was completed during fiscal 2002. As of October 5, 2003, the Company had paid all of the remaining accrued and unpaid costs.


13.  Acquisitions

     During fiscal 2003, the Company completed one acquisition through a stock purchase. The acquisition of Micrologic Business Systems of K.C., Inc. ("Micrologic"), a Kansas City based IT solutions and professional services provider was completed on February 21, 2003. For the twelve months ended
     December 31, 2002, Micrologic recorded revenues of $32.0 million. Their primary services include systems network integration, project management, and telephony integration. The Company recorded $3.2 million of goodwill related to the acquisition. The total consideration given consisted of $3.8 million in cash and subordinated notes of $1.3 million. Additionally, the purchase price will be adjusted for any potential earn outs. The Company shall pay fifty percent of the net profit before taxes ("NPBT") to the purchaser in excess of the NPBT threshold for the applicable year, subject to a cumulative limitation of $3.5 million during such aggregate period as earn outs. Interest on the subordinated notes is payable quarterly. Principal in the amount of $1.3 million is payable in two annual installments commencing on the first anniversary of closing. The acquisition was accounted for as a purchase, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the date of acquisition. The results of operations of the acquisition are included in the consolidated statement of income from the date of acquisition. If the 2003 acquisition had occurred on January 6, 2003, the pro forma operations of the Company would not have been materially different than that reported in the accompanying consolidated statements of income.

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

                           POMEROY IT SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues decreased $12.8 million, or 7.5%, to $158.1 million in the third quarter of fiscal 2003 from $170.9 million in the third quarter of fiscal 2002. This decrease was a result primarily of a continued industry-wide slowdown in technology spending due to the general weakness in the U.S. economy. Further, the Company sometimes elects to take a commission from the manufacturers for arranging sales transactions where it judges the gross profit to be inadequate for its participation in the sales transaction. During the third quarter of fiscal 2003, the Company elected to take such commissions on transactions whose sales would otherwise have been $2.6 million. Excluding acquisitions completed in fiscal year 2003, total net sales and revenues decreased 13.3%. Products and leasing sales decreased $11.3 million, or 8.2% to $125.7 million in the third quarter of fiscal 2003 from $137.0 million in the third quarter of fiscal 2002. Excluding acquisitions completed in fiscal year 2003, products and leasing sales decreased 15.0%. Service revenues decreased $1.5 million, or 4.4%, to $32.4 million in the third quarter of fiscal 2003 from $33.9 million in the third quarter of fiscal year 2002. Excluding acquisitions completed in fiscal year 2003, service revenues decreased 6.7%.

Total net sales and revenues decreased $118.4 million, or 21.4%, to $435.4 million in the first nine months of fiscal 2003 from $553.8 million in the first nine months of fiscal 2002. This decrease was a result primarily of a continued industry-wide slowdown in technology spending due to the general weakness in the U.S. economy. Further, the Company sometimes elects to take a commission from the manufacturers for arranging sales transactions where it judges the gross profit to be inadequate for its participation in the sales transaction. During the first nine months of fiscal 2003, the Company elected to take such commissions on transactions whose sales would otherwise have been $7.9 million. Excluding acquisitions completed in fiscal year 2003, total net sales and revenues decreased 25.3%. Products and leasing sales decreased $111.5 million, or 24.6% to $341.9 million in the first nine months of fiscal 2003 from $453.4 million in the first nine months of fiscal 2002. Excluding acquisitions completed in fiscal year 2003, products and leasing sales decreased 29.0%. Service revenues decreased $7.0 million, or 7.0%, to $93.5 million in the first nine months of fiscal 2003 from $100.5 million in the first nine months of fiscal year 2002. Excluding acquisitions completed in fiscal year 2003, service revenues decreased 8.6%.

GROSS PROFIT. Gross profit decreased to 11.2% in the third quarter of fiscal 2003 as compared to 12.6% in the third quarter of fiscal 2002. This decrease in gross profit resulted primarily from the decrease in hardware and service margins, but was offset somewhat by the higher proportion of service gross margin to total gross margin. The decrease in hardware gross margin is primarily associated with the Company's strategic decision to aggressively price its hardware business in order to maintain and capture market share and to the weakened economic conditions of the IT industry. On a forward looking basis, the Company expects to continue its aggressive product pricing in order to gain existing market share which will have a continued impact on product gross margin. The competitive environment as well as less than maximum technical employee utilization rate has also resulted in downward pressure on service margins. Additionally, the Company expects to continue increasing the breadth and depth of its service offerings, which will have a continued impact on service gross margin. Service revenues increased to 20.5% of total net sales and revenues in the third quarter of fiscal 2003 compared to 19.9% of total net sales and revenues in the third quarter of fiscal 2002. Service gross margin increased to 49.7% of total gross margin in the third quarter of fiscal 2003 from 47.8% in the third quarter of fiscal 2002. Factors that may have an impact on gross margin in the future include the continued changes in hardware margins, change in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and the Company's decision to aggressively price certain products and services.

Gross profit decreased to 11.8% in the first nine months of fiscal 2003 as compared to 12.5% in the first nine months of fiscal 2002. This decrease in gross profit resulted primarily from the decrease in hardware and service margins, but was offset somewhat by the higher proportion of service gross margin to total gross margin associated with the improved utilization of service personnel. The decrease in hardware gross margin is primarily associated with the Company's strategic decision to aggressively price its hardware business in order to maintain and capture market share and to the weakened economic conditions of the IT industry. On a forward looking basis, the Company expects to continue its aggressive product pricing in order to gain existing market share which will have a continued impact on product gross margin. The competitive environment as well as less than maximum technical employee utilization rate has also resulted in downward pressure on service margins. Additionally, the Company expects to continue increasing the breadth and depth of its service offerings, which will have a continued impact on service gross margin. Service revenues increased to 21.5% of total net sales and revenues in the first nine months of fiscal 2003 compared to 18.1% of total net sales and revenues in the first nine months of fiscal 2002. Service gross margin increased to 49.9% of total gross margin in the first nine months of fiscal 2003 from 44.7% in the first nine months of fiscal 2002. Factors that may have an impact on gross margin in the future include the continued changes in hardware margins, change in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and the Company's decision to aggressively price certain products and services.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues decreased to 7.7% in the third quarter of fiscal 2003 from 8.0% in the third quarter of fiscal 2002. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 8.5% in the third quarter of fiscal 2003 from 9.2% in the third quarter of fiscal 2002. This decrease is primarily due to the provision for doubtful accounts, litigation settlement and the restructuring charge recorded in the third quarter of fiscal 2002.

Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues increased to 8.5% in the first nine months of fiscal 2003 from 7.8% in the first nine months of fiscal 2002. Total operating expenses expressed as a percentage of total net sales and revenues increased to 9.5% in the first nine months of fiscal 2003 from 8.7% in the first nine months of fiscal 2002. This increase is primarily the result of lower total net sales and revenues during the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002.

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

The execution of the plan began in the second quarter of fiscal 2002 and was completed in the third quarter of fiscal 2002. As of October 5, 2003, the Company had paid all of the remaining accrued and unpaid restructuring costs.

LITIGATION SETTLEMENT. During the third quarter 2002, the Company recorded a litigation settlement of $0.3 million. The litigation settlement is related to a single bankruptcy preference claim.

During the second quarter of 2003, the Company recorded a litigation settlement of $0.2 million. The litigation settlement is related to a single bankruptcy preference claim.

INCOME FROM OPERATIONS. Income from operations decreased $1.5 million, or 26.3%, to $4.2 million in the third quarter of fiscal 2003 from $5.7 million in the third quarter of fiscal 2002. The Company's operating margin decreased to 2.7% in the third quarter of fiscal 2003 as compared to 3.3% in the third quarter of fiscal 2002. This decrease is primarily due to the decrease in the Company's gross margin.

Income from operations decreased $11.1 million, or 52.6%, to $10.0 million in the first nine months of fiscal 2003 from $21.1 million in the first nine months of fiscal 2002. The Company's operating margin decreased to 2.3% in the first nine months of fiscal 2003 as compared to 3.8% in the first nine months of fiscal 2002. This decrease is primarily due to the increase in operating expenses as a percentage of total net sales and revenues and the decrease in the Company's gross margin.


INTEREST INCOME/EXPENSE. Interest Income was $0.007 million in the third quarter of fiscal 2003 compared to interest expense of $0.1 million in the third quarter of fiscal 2002. This decrease was due to reduced borrowings as a result of improved cash flow and interest income earned on cash balances.

Interest income was $0.02 million in the first nine months of fiscal 2003 compared to interest expense of $0.4 million in the first nine months of fiscal 2002. This decrease was due to reduced borrowings as a result of improved cash flow, the sale of certain T.I.F.S. assets and interest income on cash balances.


INCOME TAXES. The Company's effective tax rate was 39.0% in the third quarter of fiscal 2003 compared to 9.6% in the third quarter of fiscal 2002. This increase was related to a tax benefit of $1.6 million associated with an increase in the tax basis of leased assets as a result of an accounting method change for tax purposes in the third quarter of fiscal 2002.

The Company's effective tax rate was 39.0% in the first nine months of fiscal 2003 compared to 30.7% in the first nine months of fiscal 2002. This increase was related to a tax benefit of $1.6 million associated with an increase in the tax basis of leased assets as a result of an accounting method change for tax purposes in the third quarter of fiscal 2002.

NET INCOME. Net income decreased $2.5 million, or 49.7%, to $2.6 million in the third quarter of fiscal 2003 from $5.1 million in the third quarter of fiscal 2002 due to the factors described above.

Net income decreased $8.3 million, or 57.6%, to $6.1 million in the first nine months of fiscal 2003 from $14.4 million in the first nine months of fiscal 2002 due to the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $28.2 million in the first nine months of fiscal 2003. Cash used in investing activities was $6.6 million, which included $5.1 million for an acquisition made in 2003 and prior year acquisitions and $1.5 million for capital expenditures. Cash used in financing activities was $13.9 million, which included $4.1 million for the purchase of treasury stock, $0.5 million in payments under notes payable, $9.8 million for a dividend payment and offset by $0.5 million in proceeds from the employee stock purchase plan and exercise of stock options.

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At October 5, 2003, these lines of credit totaled $84.0 million, including $72.0 million with GE Commercial Distribution Finance ("GECDF") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0% per annum. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company's financing of receivables is provided through a portion of its credit facility with GECDF. The Company's $240.0 million credit facility with GECDF has a three-year term and includes $72.0 million for inventory financing as described above, $144.0 million for working capital which is based upon accounts receivable financing, and a cash-flow component in the form of a $24.0 million term loan, which is not restricted to a borrowing base. The accounts receivable and term loan portion of the credit facility carry a variable interest rate based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. This credit facility expires June 28, 2004.

At October 5, 2003, the Company did not have a balance outstanding under the working capital and cash flow components under this facility. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants. Currently, the Company is in compliance with all financial covenants.

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

Aggregated information about the Company's contractual obligations and other commitments as of October 5, 2003 is presented in the following table:

                                                                                           MORE THAN
(in thousands)                       TOTAL   YEAR 1   YEAR 2   YEAR 3   YEAR 4   YEAR 5     5 YEARS
                                    -------  -------  -------  -------  -------  -------  ----------
Acquisition note                    $ 1,326  $   663  $   663  $     -  $     -  $     -  $        -
Operating leases                     15,696    4,055    3,487    2,468    1,787    1,489       2,410
                                    -------  -------  -------  -------  -------  -------  ----------
Total contractual cash obligations  $17,022  $ 4,718  $ 4,150  $ 2,468  $ 1,787  $ 1,489  $    2,410
                                    =======  =======  =======  =======  =======  =======  ==========

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

On February 21, 2003, the Company announced the completion of the acquisition of Micrologic Business Systems of K.C., Iin. ("Micrologic"), a Kansas City based IT solutions and professional services provider. For the twelve months ended December 31, 2002, Micrologic recorded revenues of $32.0 million. Their primary services include systems network integration, project management, and telephony integration.


On July 18, 2003, the Company announced that it would pay a one-time dividend of approximately $10 million or $.80 per share to shareholders of record as of July 28, 2003. The cash dividend of $9.8 million was paid on August 7, 2003.

Item 3-Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to interest rate risk primarily through its credit facility with GECDF. Due to the Company's current cash position, the Company did not experience a material impact from interest rate risk for the first nine months of fiscal 2003.

Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.


Item 4-Controls and Procedures

As of October 5, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to October 5, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls.

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

Item 4-Submission of Matters to a Vote of Security Holders . . . . None

Item 5-Other Information . . . . . . . . . . . . . . . . . . . . . None

Item 6-Exhibits and Reports on Form 8-K

(a)  Reports  on  Form  8-K . . . . . . . . . . . . . . . . . . . . .
     On October 7, 2003, the Company reported the dismissal of Grant Thornton LLP as the Company's independent accountants effective October 3, 2003. Additionally, the Company reported the engagement of Crowe Chizek and Company LLC as its new independent accountants effective October 3, 2003.

     On November 11, 2003, the Company announced the results for the third quarter and the nine months ended October 5, 2003.

(b)  Exhibits

     10        Material Agreements
     10 (iii)  Material Employee Benefit and Other Agreements
               (j)(7) Amended and restated employment agreement by and between Pomeroy IT Solutions, Inc. fka Pomeroy Computer Resources, Inc.
               and Stephen E. Pomeroy, dated November 3, 2003

     11        Computation of earnings per share

     31(a)     Section 302 CEO Certification

     31(b)     Section 302 CFO Certification

     32(a)     Section 906 CEO Certification

     32(b)     Section 906 CFO Certification



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         POMEROY IT SOLUTIONS, INC.
                                         --------------------------
                                                     (Registrant)

Date:  November 19, 2003                 By: /s/ Michael E. Rohrkemper
                                         -----------------------------
                                         Michael E. Rohrkemper
                                         Chief Financial Officer and
                                         Chief Accounting Officer