Form 10-K
period 2004-01-05
POMEROY IT SOLUTIONS INC
filed 2004-03-19
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 5, 2004

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

                         Commission file number 0-20022

                           POMEROY IT SOLUTIONS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     31-1227808
            --------                                     ----------
(State or other jurisdiction of incorporation         (I.R.S. Employer
        or organization)                             Identification No.)

1020 Petersburg Road, Hebron, Kentucky                     41048
--------------------------------------                     -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (859) 586-0600
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                Name of each exchange on which
          -------------------                ------------------------------
                                                       registered
                                                       ----------
                 None                                     None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, Par Value $.01
                          ----------------------------
                                (Title of class)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES      X     NO
        ---        ---

The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $103,495,000 as of July 5, 2003.

As of February 27, 2004, the number of shares of common stock outstanding was 12,235,022.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                          Part of Form 10-K Into Which Portions
Document                                      of Documents Are Incorporated
----------                                -------------------------------------

Definitive Proxy Statement for the 2004               Part III
Annual Meeting of Stockholders to be
filed with the Securities and Exchange
Commission on or before May 4, 2004.

                           POMEROY IT SOLUTIONS, INC.

                                    FORM 10-K

                           YEAR ENDED JANUARY 5, 2004

                                TABLE OF CONTENTS

PART I                                                                         Page
                                                                               ----
Item 1.                 Business                                                  1
Item 2.                 Properties                                               15
Item 3.                 Legal Proceedings                                        16
Item 4.                 Submission of Matters to a Vote of Security Holders      16


PART II
Item 5.                 Market for the Registrant's Common Equity, Related
                        Stockholder Matters and Issuer Purchases of Equity
                        Securities                                               17

Item 6.                 Selected Financial Data                                  18
Item 7.                 Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                      21
Item 7A.                Quantitative and Qualitative Disclosures About Market
                        Risk                                                     28
Item 8.                 Financial Statements and Supplementary Data              28
Item 9.                 Changes in and Disagreements With Accountants
                        On Accounting and Financial Disclosure                   29
Item 9A                 Controls and Procedures                                  29

PART III
Item 10.                Directors and Executive Officers of the Registrant       29
Item 11.                Executive Compensation                                   29
Item 12.                Security Ownership of Certain Beneficial Owners
                        and Management                                           29
Item 13.                Certain Relationships and Related Transactions           29
Item 14.                Principal Accountant Fees and Services                   29

PART IV
Item 15.                Exhibits, Financial Statement Schedules, and Reports
                        on Form 8-K                                              30

SIGNATURES              Chief Executive Officer, President, Chief Financial      38
                        Officer and Chief Accounting Officer

                        Directors                                                38


Reports of Independent
Auditors                                                                        F-1

Financial Statements                                                            F-3

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
         --------------------------------------------------------------

Certain of the matters discussed under the captions "Business", "Properties", "Legal Proceedings", "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and
"Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this document and in documents incorporated herein by reference, including, without limitation, those statements made in conjunction with the forward-looking statements under "Business", "Properties", "Legal Proceedings", "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the factors discussed under "Business - Certain Business Factors". All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

                                      PART  I

ITEM  1.  BUSINESS

Pomeroy IT Solutions, Inc. is a Delaware corporation organized in February 1992. Pomeroy IT Solutions, Inc., collectively with its subsidiaries, ("Pomeroy" or the "Company") is a premier provider of enterprise-wide information technology ("IT") solutions that leverage its comprehensive portfolio of professional services to create long term relationships.

Pomeroy's mission is to offer its clients complete solutions that reduce their overall IT costs. The strategy is to be the low cost provider of complete IT solutions that are developed, integrated and managed for its customers. These solutions are designed to maximize clients' financial and operational success. Pomeroy's target markets include government and education, Fortune 1000 and small and medium business ("SMB") clients. These clients fall into government and education, financial services, health care and other sectors. Pomeroy's clients are located throughout the United States with an emphasis in the Southeast and Midwest regions.

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

The Company operates in three industry segments: products, services and leasing. See Note 21 of Notes to Consolidated Financial Statements for a presentation of segment financial information. Pomeroy's product business is comprised of the sale of a broad range of desktop computer equipment, including servers, infrastructure and peripherals. Pomeroy's services business entails providing IT services which support such computer products. The services segment can be classified into three components: enterprise consulting, infrastructure solutions and lifecycle services. The Company also offers leasing solutions to its customers via an agency agreement with a financial institution located in Cincinnati.

PRODUCTS  SEGMENT

The Company's products segment is comprised of the sale of a broad range of desktop computer equipment, including servers, infrastructure and peripherals. Pomeroy is an authorized dealer or reseller for the products of over 30 major vendors, including the following:

3Com
Adaptec
APC  (American  Power  Corporation)
Cisco  Systems
Citrix
Computer  Associates
EMC
Epson
GoldenRam
Hewlett  Packard  -  Compaq
IBM
Iomega
Kingston  Technology
Lexmark
Legato
Microsoft
Novell
Nec/Mitsubishi
Oracle
Okidata
Procom  Technology
Palm
Panasonic  USA
Sun
SurfControl

Pomeroy believes that its access to such vendors enables it to offer a wide range of products to meet the diverse requirements of its clients as opposed to original equipment manufacturers ("OEMs") which offer a limited range of products. Additionally, Pomeroy's ability to bundle its products with its services enables its clients to obtain the flexibility, expertise, and conveniences of multiple clients from a single source provider of IT solutions.

The information technology needs of its clients are serviced by Pomeroy's ISO 9001:2000 registered distribution and integration center located in Hebron, Kentucky. This facility is approximately 161,000 square feet and distributes and integrates products and technologies sold by the Company as well as products supplied by its clients. Pomeroy also operates a service depot operation within this centralized facility.

Purchasing products and/or services from Pomeroy assures that its clients initiatives are being managed by highly skilled professionals who adhere to world class quality standards. Since 1997, Pomeroy's Distribution Center has been registered to the International Organization of Standardization ("ISO") ISO 9001:2000 Quality Standard. The ISO Quality Standard has been accepted by the U.S. and over eighty other countries around the world as the basis for a world class Quality Management System ("QMS"). Pomeroy's QMS specifies the policies, procedures and processes necessary to satisfy customer requirements and ensures those processes are appropriately managed, controlled and continually improved.


Pomeroy is committed to becoming the supplier of choice for all its clients' IT solution needs by continually improving the effectiveness of its operations. Part of its improvement process is an extensive corrective action and internal audit program that not only identifies and solves quality issues but also prevents their recurrence.

As a result of Pomeroy's ISO 9001:2000 registration, Pomeroy's clients can be assured that Pomeroy's QMS meets international standards. The Company's ISO registration is backed up by documented procedures and records that demonstrate its commitment to the very highest quality standards.

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

For fiscal years 2003, 2002 and 2001, sales of computer hardware, software, and related products were approximately $470.3 million, $568.2 million and $658.9 million, respectively, and accounted for approximately 78.6%, 80.9%, and 81.4%, respectively, of the consolidated net sales and revenues of Pomeroy in such years.

SERVICES  SEGMENT
As a national service solution provider, Pomeroy offers three groups of services: enterprise consulting, infrastructure solutions, and lifecycle services.

Enterprise  Consulting
----------------------
The enterprise consulting group offerings consist of: e-solutions, business intelligence solutions, business process re-engineering solutions, customer relationship management ("CRM") solutions, and value chain management ("VCM") solutions.

Pomeroy's e-solution center has the technical, business and creative expertise to help its clients connect with customers, suppliers, partners and employees using the latest technologies and package solutions. Pomeroy has the necessary skills for:
     -    e-solutions  strategy
     -    technical  and  information  architecture
     -    custom  e-solutions  development  and  site design for robust intranet
          (B2E),  extranet  (B2B),  and  B2C  applications
     -    content  management  systems
     -    e-package  evaluations
     -    web-enabling  of  ERP  systems
     -    wireless  application  development  and  enabling

Pomeroy has established strategic relationships with Microsoft, Oracle and Macromedia, three well-known and trusted providers of technology solutions for e-solutions development. Pomeroy is well versed in a wide range of e-solution tools and technologies from vendors including Microsoft, Oracle and Macromedia, and in using languages such as .NET, XML, Cold Fusion, Java, WAP, and Flash. Additionally, Pomeroy has expertise in a variety of disciplines including business strategic planning, systems design, information architecture, and web interface design.

Pomeroy's business intelligence solution center has the functional and technical expertise to evaluate and implement packaged business intelligence solutions, or design, develop and implement business intelligence solutions. Strategic alliances with CrystalDecisions, Kingston Technologies, Data Junction and others allow Pomeroy to craft individualized dynamic reporting solutions for both internal and external use. Pomeroy has the necessary skills required for:
     -    Data  Warehousing
     -    Data  Analysis
     -    ERP  analysis
     -    reporting
     -    ad-hoc  query
     -    on-line  analytical  processing
     -    Data  Marts
     -    knowledge  management
     -    enterprise  information  portals

Pomeroy uses Business Intelligence Practice's Solution Definition Foundation Services ("SDFS") methodology, which include defined deliverables and milestones. SDFS is a methodology and a set of services that Pomeroy developed to provide its clients analysis and implementation of business intelligence solutions.

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

Pomeroy's customer relationship management ("CRM") solution center assists clients in defining the strategy and requirements necessary to package, evaluate, select and implement a CRM solution. Pomeroy has experience in implementing Siebel, Clarify and MS-CRM solutions for clients, as well as the ability to build custom solutions based on client requirements. Our technical personnel are experienced and trained with the necessary skills required for:
      -     project  management
      -     business  process  re-engineering
      -     software  evaluation
      -     technical  assessment
      -     implementation  consulting
      -     CRM  strategy  definition
      -     custom  reporting  solutions
      -     data  migrations/conversions
      -     process  documentation  and  system  testing
      -     end-user  training

Pomeroy's value chain management ("VCM") solution center offers integrated solutions that streamline value chains and deliver strategic advantages and cost reduction through collaborative logistics. Our technical personnel have the necessary skills required for:
      -     supply  chain  management  strategy  development
      -     e-procurement  strategy  and  implementation
      -     supplier  enablement  services
      -     strategic  sourcing  services
      -     collaborative,  planning,  forecasting  and  replenishment solutions
      -     transportation,  distribution  and  warehousing management solutions
      - VCM packaged-enabled re-engineering implementation support and systems integration services

Infrastructure  Solutions
-------------------------
The infrastructure solutions group offerings consist of: internetworking, wireless solutions, midrange platform, storage, thin client, and managed services.

Pomeroy's Internetworking Solution Center has the technical expertise to design, implement, and support complex networks and computing platforms for its clients. Additionally, Pomeroy will provide direction in the integration of new technologies into its clients' existing environments. Our technical personnel have the necessary skills required for:
      -     network  assessments
      -     converged  network  design  for  both  the  WAN  and  LAN
      -     next  generation  voice  application  assessment  and  deployment
      -     voice  over  internet  protocol  implementation  ("VOIP")
      -     customized  support  solutions

As a Cisco Gold Integrator, Pomeroy has invested in the required technical and sales expertise to deliver the following specializations: VOIP, Wireless, Network Management and Security solutions.

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

Lifecycle  Services
-------------------
Pomeroy's lifecycle services group offers the following comprehensive portfolio of services: strategic sourcing, integration & distribution logistics, implementation services, technical support services, and technology disposition.

Pomeroy's experienced Strategic Sourcing Group properly identifies computer product needs and delivers reliable, quality procurement services for any IT environment. Our Strategic Sourcing Group is very knowledgeable in Platform Selection, Sourcing and Order Management, providing a cost effective means to manage a customer's strategic sourcing requirements. The solutions we offer under Strategic Sourcing include:

      -     platform  selection
            -     technical  evaluation
            -     price  validation
      -     sourcing
            -     direct
            -     distribution
            -     spot  buys
      -     order  management
            -     pre-sales  technical  support
            -     online  order  management
            -     multi-sourcing

As a premier supplier of personal computers, we have learned to continually adapt our integration skills for optimum computer systems configuration, setup, and installation. Our ability to install software on multiple machines simultaneously (400 systems at once) expedites system set up, ensures consistency, and reduces support costs for the operating environment. At the core of our distribution capabilities is our unique multi-point Distribution Center with 161,000 square feet of space. The distribution, configuration, purchasing and inventory control groups operate under ISO 9001:2000 standards. The services we offer under Integration & Distribution Logistics includes:
      -     warehousing
            -     inventory  management
            -     customer  owned  inventory(COI)
            -     off-site  storage
      -     configuration
            -     hardware  and  software  configuration
            -     image  management/loads
            -     asset  tagging  and  data  capture
      -     product  distribution
            -     staging
            -     packaging
            -     shipping

Pomeroy understands the business impact of successfully implementing technology. When executing large-scale rollouts of desktop, mobile, servers, or network infrastructure technologies, experienced project management and quality execution are essential. Pomeroy has a strong track record of success with large-scale rollouts throughout the U.S. Pomeroy leverages our low cost operating model to deliver these high quality solutions in a cost effective manner:

      -     project  management  methodology
      -     on-site  installation
      -     data  migration
      -     user  level  customization
      -     training

Industry changes have brought about distributed computing, integration of more devices, and an increased demand on the IT Department of our clients. With heavier workloads, fewer resources and limited budgets, many companies are turning to a third party to supplement their company's technical support services. By augmenting existing resources with targeted services from Pomeroy, companies can be more responsive to their employees and customer's computing needs without the worry of fixed overhead costs. Below is a list of the services we provide:

      -     on-site  support  services
            -     on-site  help  desk
                  -     shrink  wrapped  application  support
                  -     legacy  application  support
                  -     call  trend  analysis
            -     hardware  repair  and  maintenance  (break/fix)
            -     desk-side  application  support
            -     moves,  adds,  changes  (MACs)
            -     staff  augmentation
            -     asset  management
      -     centralized  support  services
            -     centralized  help  desk
                  -     shrink  wrapped  application  support
                  -     legacy  application  support
                  -     call  trend  analysis
            -     desktop  management
                  -     asset  management
                  -     software  license  monitoring
                  -     software  distribution
            -     national  depot  services
                  -     repair  and  maintenance
                  -     hot  spares  program
                  -     system  upgrades
                  -     redeployment

Pomeroy strives to help customers maximize the life of their existing IT equipment and offers options from redeployment to disposition of the equipment. The life span of a computer is usually dictated by how it is being utilized. If a customer finds that current computer equipment no longer meets their needs, Pomeroy has several technology disposition options:

      REDEPLOYMENT
      If there are other departments within a customer's organization that could use the equipment, Pomeroy can pickup, clean and test the equipment prior to it being redeployed. If a customer needs the equipment imaged or upgraded, Pomeroy can do that as well in our state of the art configuration center.

      BROKERAGE
      A customer can offer employees the option to purchase the old computer equipment. Based on the guidelines set forth by the customer, Pomeroy will resell desktops, laptops, and monitors to the employees at a flat fee.

      Pomeroy can also broker a customer's equipment. Pomeroy works with various resellers around the U.S. to obtain the highest possible offer for our customers. All equipment is sold AS IS Where IS, which relieves the customer of any warranty liability after it is sold.

      DONATIONS
      A customer can donate the equipment to Schools, or Non-Profit Organizations. Pomeroy will run each item through our Asset Management process to secure erase drives, record serial numbers and show transfer of ownership. Pomeroy will clean, test, and package the equipment slated for donation if required by the customer. The equipment will then be invoiced at zero dollars along with the serial numbers to show transfer of ownership.

      PROPER DISPOSAL
      Most state and local agencies require companies to follow certain guidelines when disposing of computer equipment. Equipment with no market value, stripped, or defective, will be processed through our Asset Management System. Secure erase will be performed on those systems that are operational. Once equipment is processed, it will be sent to an Environmental Protection Agency disposal company to be destroyed. All serialized items are invoiced to show transfer of ownership, and certificates are obtained and kept on file at Pomeroy.

Pomeroy's technical personnel maintain some of the highest credentials. Maintaining a knowledgeable and resourceful technical staff is an ideal that Pomeroy cultivates through career development programs that promote education and skills training. These certifications include:


CISCO: CCIE, CCNA, CCNP, CCDP, CCDA, CCSP, INFOSEC Professional including IP Telephony, Wireless LAN, VPN Security and Network Management Specializations
NOVELL:  CNE, MCNE, CNA, and Certified GroupWise Engineer
MICROSOFT: MCP, MCSA, MCSA Security Specialization, MCSE, MCSE+1, MCDBA and CRM Professional
IBM: xSeries Certified System Engineer, IBM Technical Specialist RS 6000 SP, IBM Advanced Technical Expert RS 6000, WebSphere System Expert
HEWLETT PACKARD: HP Certified Professionals (NT, NetWare, Alpha/Unix, and StorageWorks), HP Accredited Integration Specialist and Master Accredited Systems Engineers - SAN Architect
COMPUTER ASSOCIATES:  CUE
NORTEL:  Networks Specialist, Nortel Networks Certified Support Expert
LOTUS:  Notes Professional
COMPTIA: A+ Certified Technicians, Network+, IT Project+, Linux+, Server+, i-Net+ and Security+
SUN:  Storage Engineers, Solaris System and Network Administrator
(ISC)2  Certified Information Systems Security Professional (CISSP)
ORACLE:  Oracle Certified Professional (OCP)
EMC: Master Operator and Builder
ALTIRIS:  Certified Practitioner
ISACA: Certified Information Systems Auditor (CISA), Certified Information Security Manager (CISM)
CITRIX: Certified Enterprise Administrator (CCEA), Certified Administrator (CCA) F5 NETWORKS: Product Specialist
HELP DESK INSTITUTE:  Helpdesk Manager and Helpdesk Analyst
QLOGIC: SAN Solution Certified
PMI: Project Management Professional (PMP)
SYMANTEC:  Certified System Engineer, Certified Security Practitioner

Pomeroy's revenues from its service and support activities have grown, as a percentage of its consolidated net sales and revenues, over the last several years. For fiscal years 2003, 2002 and 2001, revenues from service and support activities were approximately $127.9 million, $131.3 million, and $140.5 million, respectively, and accounted for approximately 21.4%, 18.7%, and 17.4%, respectively, of the consolidated net sales and revenues of Pomeroy in such years.

LEASING  SEGMENT

The Company also offers leasing solutions to its customers via an agency agreement with a financial institution located in Cincinnati.

For fiscal years 2003, 2002 and 2001, leasing revenues were approximately, $0.2 million, $3.3 million, and $9.9 million, respectively, and accounted for approximately 0.03%, 0.5%, and 1.2%, respectively, of the consolidated net sales and revenues of Pomeroy.

BUSINESS  STRATEGY
Pomeroy's strategy for building shareholder value is to provide comprehensive solutions to improve the productivity of its clients' IT systems thus reducing their overall IT costs. Key elements of the Company's strategy are: (1) to be the low cost provider of the complete solutions which are developed, integrated and managed for its customers, (2) to expand service offerings particularly in the higher end services and networking areas, (3) to expand offerings and grow the customer base through strategic acquisitions, and (4) to maintain and enhance technical expertise by hiring and training highly qualified technicians and systems engineers.

Pomeroy's sales are generated primarily by its 185 person direct sales and sales support personnel located in 26 regional offices in 14 states throughout the Southeast and Midwest United States. Pomeroy's business strategy is to provide its clients with a comprehensive portfolio of product and service offerings, including, enterprise consulting services, complete infrastructure solutions and Lifecycle services. The Company believes that its ability to combine competitive pricing of computer hardware, software and related products with comprehensive higher margin services allows it to compete effectively against a variety of competitors, including independent dealers, superstores, mail order and direct sales by manufacturers. With many businesses seeking assistance to optimize their information technology investments, Pomeroy is using its resources to assist clients in their decision-making, project implementation and management of IT capital.

Most microcomputer products are sold pursuant to purchase orders. For larger procurements, the Company may enter into written contracts with clients. These contracts typically establish prices for certain equipment and services and require short delivery dates for equipment and services ordered by the client. These contracts do not require the client to purchase microcomputer products or services exclusively from Pomeroy and may be terminated without cause upon 30 to 90 days notice. Most contracts are for a term of 12 to 24 months and, in order to be renewed, may require submission of a new bid in response to the client's request for proposal. As of January 5, 2004, the Company has been awarded contracts it estimates will result in an aggregate of approximately $106.0 million of net sales and revenues after January 5, 2004. $104.2 million in net sales and revenues were generated in 2003 from these contracts. Of the aggregate total, the Company estimates that approximately $102.1 million of net sales and revenues will be generated in fiscal 2004. By comparison, as of January 5, 2003, the Company had been awarded contracts that it estimated would result in an aggregate of approximately $97.8 million of net sales and revenues after January 5, 2003. Of this amount, the Company estimated that $86.9 million of net sales and revenues would be generated during fiscal 2003. The estimates of management could be materially less than stated as a result of factors which would cause one or more of these customers to order less product or services than is anticipated. Such factors include the customer finding another supplier for the desired products at a lower price or on better terms, a change in internal business needs of the customer causing the customer to require less or different products and services, or the occurrence of a significant change in technology or other industry conditions which alters the customer's needs or timing of purchases.

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


COMPETITION

The microcomputer products and services market is highly competitive. Distribution has evolved from manufacturers selling directly to customers, to manufacturers selling to aggregators (wholesalers), resellers and value-added resellers. Competition, in particular the pressure on pricing, has resulted in industry consolidation. In the future, Pomeroy may face fewer but larger competitors as a consequence of such consolidation. These competitors may have access to greater financial resources than Pomeroy. In response to continuing competitive pressures, including specific price pressure from the direct telemarketing, internet and mail order distribution channels, the microcomputer distribution channel is currently undergoing segmentation into value-added resellers who emphasize advanced systems together with service and support for business networks, as compared to computer "superstores," who offer retail purchasers a relatively low cost, low service alternative and direct-mail suppliers which offer low cost and limited service. Certain direct response and internet-based fulfillment organizations have expanded their marketing efforts to target segments of the Company's client base, which could have a material adverse impact on Pomeroy's operations and financial results. While price is an important competitive factor in Pomeroy's business, Pomeroy believes that its sales are principally dependent upon its ability to provide comprehensive client support services. Pomeroy's principal competitive strengths include: (i) quality assurance; (ii) service and technical expertise, reputation and experience;
(iii)  competitive pricing of products through alternative distribution sources;
(iv) prompt delivery of products to clients; (v) various financing alternatives; and (vi) its ability to provide prompt responsiveness to clients services needs and to build performance guarantees into services contracts.

Pomeroy competes for product sales directly with local and national distributors and resellers. In addition, Pomeroy competes with microcomputer manufacturers that sell product through their own direct sales forces to end users and to distributors. Although Pomeroy believes its prices and delivery terms are competitive, certain competitors offer more aggressive hardware pricing to their clients.

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

Growth  and  Future  Acquisitions
---------------------------------
In the past, Pomeroy has grown both internally and through acquisitions. During fiscal 2003, Pomeroy experienced a decline in the growth in its products and services segments due to the continued downturn in the economy and a decline in the leasing segment due to the fiscal 2002 sale of a majority of the assets of Technology Integration Financial Services, Inc. ("TIFS"). Pomeroy's business strategy is to continue to grow both internally and through acquisitions. There can be no assurance that, in the future, Pomeroy will be successful in repeating the growth experienced in prior years. Pomeroy expects future growth will result from acquisitions in addition to organic growth. In fiscal 2003, Pomeroy completed two acquisitions and continues to evaluate expansion and acquisition opportunities that would complement its ongoing operations. As part of Pomeroy's growth strategy, it plans to continue to make investments in complementary companies, assets and technologies, although there can be no assurance that Pomeroy will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies into Pomeroy without substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will be profitable at the time of their acquisition or will achieve levels of profitability that justify the investment therein. Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on Pomeroy's reported operating results, disrupting ongoing business and distracting management and employees, incurring debt to finance acquisitions or issuing equity securities which could be dilutive to existing stockholders, dependence on retaining, hiring and training key personnel, incurring unanticipated problems or legal liabilities and amortization of acquired intangible assets. Some or all of these special risks could have a material adverse effect on Pomeroy's operations and financial results.

Vendor  Receivables
-------------------
Any change in the level of vendor rebates or manufacturer market development funds offered by manufacturers that results in the reduction or elimination of rebates or manufacturer market development funds currently received by Pomeroy could have a material adverse effect on Pomeroy's operations and financial results. In particular, a reduction or elimination of rebates related to government and educational customers could adversely affect Pomeroy's ability to serve those clients profitably. In addition, there are specific risks, discussed below, related to the individual components of vendor receivables that include vendor rebates, manufacturer market development funds and warranty receivables. During fiscal year 2001 and 2002, the Company recorded a $15 million and $3.3 million allowance, respectively, related to the collectibility of vendor receivables resulting in a $9.1 million and $2.1 million, respectively, reduction in net income. The determination of an appropriate allowance was based on the deterioration in the aging of the vendor receivables, the expected resolution of the disallowed claims (see primary reasons for vendor rebate claims being disallowed in "Vendor Rebates" below) and the general posture of the OEMs regarding resolution.

      Vendor  Rebates
      ---------------
      The most significant component of vendor receivables is vendor rebates. Vendor rebate programs are developed by OEMs allowing them to modify product pricing on a case-by-case basis (generally determined by individual clients) to maintain their competitive edge on specific transactions. Pomeroy contacts the OEM to request a rebate, for a specific transaction, and if approved, the OEM provides Pomeroy with a document authorizing a rebate to be paid to Pomeroy at a later date when a claim is filed. If the business is won, Pomeroy records the sale and the cost of the sale is reduced by the amount of the rebate, which is recorded as a vendor receivable. Rebate programs involve a complex set of rules varying by manufacturer. As a result of the rules and complexity of applying the rules to each item sold, claims are often rejected and require multiple submissions before credit is given resulting in longer aging of vendor receivables than other types of receivables. In addition, sometimes a claim is rejected altogether and no credit is given. Primary reasons for claims being disallowed and corresponding re-files include serial number issues (missing, incomplete, transposed, data base match-up discrepancies, etc.), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (bid letters, customer information, etc.) Pomeroy has made substantial process and system enhancements geared towards minimizing refiling rebate claims, but there is no assurance that Pomeroy will be able to successfully claim all of the vendor rebates that were passed along to the clients in a form of a reduction in sales price. Pomeroy has had to write off vendor receivables in the past and may have to do so in the future.

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

      The Emerging Issues Task Force ("EITF") reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus is applied prospectively to new or modified arrangements entered into after December 31, 2002.

      The Company had been participating in a vendor program that expired in November of 2003. For those programs that were initiated prior to December 31, 2002, the Company had classified these vendor program payments as a reduction in selling, general and administrative expenses. Under any new agreements, the Company classifies these vendor program payments under cost of sales in accordance with EITF 02-16.


      Warranty  Receivables
      ---------------------
      The Company performs warranty service work on behalf of the OEM on customer product. Any labor cost or replacement parts needed to repair the product is reimbursable to Pomeroy by the OEM. It is the Company's responsibility to file for and collect these claims. The inability of the Company to properly track and document these claims could result in the loss of reimbursements.

Management  Information  System
-------------------------------
Pomeroy relies upon the accuracy and proper utilization of its management information system to provide timely distribution services, manage its inventory, track vendor receivables and track its financial information. To manage its growth, Pomeroy is continually evaluating the adequacy of its existing systems and procedures. Pomeroy selected the Siebel solution to provide a CRM and Professional Service Management system. Pomeroy made this selection and acquired the software in the third quarter of 2002 and deployed the solution in phases throughout 2003. Pomeroy anticipates that it will regularly need to make capital expenditures to upgrade and modify its management information system, including software and hardware, as Pomeroy grows and the needs of its business change. There can be no assurance that Pomeroy will anticipate all of the demands which expanding operations may place on its management information system. The occurrence of a significant system failure or Pomeroy's failure to expand or successfully implement its systems could have a material adverse effect on Pomeroy's operations and financial results.

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

Inventory  Management
---------------------
Rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence characterize the information technology industry. While most of the inventory stocked by Pomeroy is for specific client orders, inventory devaluation or obsolescence could have a material adverse effect on Pomeroy's operations and financial results. Current industry practice among manufacturers is to provide price protection intended to reduce the risk of inventory devaluation, although such policies are subject to change at any time and there can be no assurance that such price protection will be available to Pomeroy in the future. In prior fiscal years, many manufacturers reduced the number of days for which they provided price protection. During fiscal 2003, most of the reductions have stabilized, however, current terms and conditions remain subject to change. In addition to the price protection mentioned above, subject to certain limitations, Pomeroy currently has the option of returning inventory to certain manufacturers and distributors. The amount of inventory that can be returned to manufacturers without a restocking fee varies under Pomeroy's agreements and such return policies may provide only limited protection against excess inventory. There can be no assurance that new product developments will not have a material adverse effect on the value of the Company's inventory or that the Company will successfully manage its existing and future inventory. In addition, Pomeroy stocks parts inventory for its services business. Parts inventory is more likely to experience a decrease in valuation as a result of technological change and obsolescence. Price protection practices are not ordinarily offered by manufacturers with respect to service parts.

Dependence on Vendor Relationships
----------------------------------
The Company's current and future success depends, in part, on its relationships with leading hardware and software vendors and on its status as an authorized service provider. Pomeroy is currently authorized to service the products of many industry-leading hardware, software and internetworking product vendors. Without these relationships, the Company would be unable to provide its current range of services, principally warranty services.

The Company may not be able to maintain, or attract new relationships with the computer hardware and software vendors that they believe are necessary for their business. Since Pomeroy utilizes vendor relationships as a marketing tool, any negative change in these relationships could adversely affect its financial condition and results of operations while they seek to establish alternative relationships. In general, authorization agreements with vendors include termination provisions, some of which are immediate. The Company cannot assure that vendors will continue to authorize them as an approved service provider. In addition, the Company cannot assure that vendors, which introduce new products, will authorize them as an approved service provider for such new products.

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

Government Contracts
--------------------
A portion of Pomeroy's revenue is derived from contracts with state and local governments and government agencies. In the event of a dispute, the Company would have limited recourse against the government or government agency. Furthermore, future statutes and/or regulations may reduce the profitability of such contracts. In addition, certain of the Company's government contracts have no contractual limitation of liability for damages resulting from the provision of services.

Dependence  on  Major  Clients
------------------------------
During fiscal 2003, approximately 20.9% of Pomeroy's total net sales and revenues were derived from its top 10 customers. No customer accounted for more than 10% of Pomeroy's total net sales and revenues.

Dependence  on  Key  Personnel
------------------------------
The success of Pomeroy is dependent on the services of David B. Pomeroy, II, the CEO and Chairman of the Board, Stephen E. Pomeroy, President and Chief Operating Officer of the Company and Chief Executive Officer of Pomeroy Select, and other key personnel. The loss of the services of David B. Pomeroy, II, Stephen E. Pomeroy, or other key personnel could have a material adverse effect on Pomeroy's business. Pomeroy has entered into employment agreements with certain of its key personnel, including David B. Pomeroy, II and Stephen E. Pomeroy. Pomeroy's success and plans for future growth will also depend on its ability to attract and retain highly skilled personnel in all areas of its business.

Stock  Price
------------
Pomeroy's stock price is affected by a number of factors, including quarterly variations in revenue, gross profit and operating income, general economic and market conditions, and estimates and projections by the investment community. As a result, Pomeroy's common stock may fluctuate in market price.

EMPLOYEES

As of January 5, 2004, Pomeroy had 1,345 full-time employees consisting of the following: 862 technical personnel; 185 direct sales representatives and sales support personnel; 71 management personnel; and 227 administrative and distribution personnel. Pomeroy offers its full-time employees the options to participate in health and dental insurance, short and long term disability insurance, life insurance, 401(k) plan and an employee stock purchase plan. Pomeroy has no collective bargaining agreements and believes its relations with its employees are good.


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

During fiscal 2003, the Company completed two acquisitions. The total consideration paid consisted of $4.9 million in cash and subordinated notes of $1.8 million. Additionally, each purchase price will be adjusted for any potential earn outs. The Company shall pay fifty percent of the net profit before taxes ("NPBT") to the purchaser in excess of the NPBT threshold for the applicable year, subject to a cumulative limitation of $5.5 million during such aggregate earn out period. Interest on the subordinated notes is payable quarterly. Principal in the amount of $1.8 million is payable in two annual installments commencing on the first anniversary of closing. The results of operations of the acquisitions are included in the fiscal 2003 consolidated statement of income from the respective dates of acquisition. If the fiscal 2003 acquisitions had occurred on January 6, 2003, the pro forma results of operations of the Company would not have been materially different than those reported in the accompanying fiscal 2003 consolidated statement of income.


ITEM  2.  PROPERTIES

Pomeroy's principal executive offices, distribution facility and national training center comprised of approximately 36,000, 161,000 and 22,000 square feet of space, respectively, are located in Hebron, Kentucky. These facilities are leased from Pomeroy Investments, LLC ("Pomeroy Investments"), a Kentucky limited liability company controlled by David B. Pomeroy, II, Chief Executive Officer of the Company, under a ten year triple-net lease agreement, which expires in July 2010. The lease agreement provides for 2 five-year renewal options.

Pomeroy also has non-cancelable operating leases for its regional offices, expiring at various dates between 2004 and 2008. Pomeroy believes there will be no difficulty in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space. In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used. Pomeroy does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

Various legal actions arising in the normal course of business have been brought against Pomeroy. Management believes these matters will not have a material adverse effect on Pomeroy's consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth, for the periods indicated, the high and low sales price for the Common Stock for the quarters indicated as reported on the NASDAQ National Market.

                          2003            2002
                     --------------  --------------
                      High     Low    High    Low
                     ------  ------  ------  ------
First Quarter        $13.21  $ 6.50  $17.30  $12.70
Second Quarter       $11.51  $ 6.44  $17.35  $13.23
Third Quarter        $15.16  $11.19  $14.23  $ 9.27
Fourth Quarter       $16.18  $12.85  $13.20  $ 9.56

As of February 28, 2004, there were approximately 337 holders of record of Pomeroy's common stock.

Dividends
---------
On August 7, 2003, the Company paid a one-time cash dividend of $9.8 million, or $0.80 per share, to shareholders of record as of July 28, 2003.

Securities  authorized  for  issuance  under  equity  compensation  plans
-------------------------------------------------------------------------
The following tables summarizes as of January 5, 2004 information regarding our equity compensation plans.



--------------------------------  ---------------------  ----------------------  ---------------------
                                        Number of           Weighted-average           Number of
                                    securities to be       exercise price of     securities remaining
                                       issued upon        outstanding options,   available for future
                                       exercise of        warrants and rights       issuance under
Plan category                     outstanding options,                                  equity
                                   warrants and rights                               compensation
                                                                                    plans(excluding
                                                                                 securities reflected
                                                                                    in column (a))
                                          (a)                     (b)                     (c )
--------------------------------  ---------------------  ----------------------  ---------------------
Equity compensation plans
approved by security holders               2,067,518     $          13.41                  1,333,229
--------------------------------  ---------------------  ----------------------  ---------------------
Equity compensation plans
not approved by security holders                   -                    -                          -
--------------------------------  ---------------------  ----------------------  ---------------------
Total                                      2,067,518     $          13.41                  1,333,229
--------------------------------  ---------------------  ----------------------  ---------------------

 ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)
                                                         For the Fiscal Years Ended January 5,
                                           ----------------------------------------------------------
                                                 2004(1)    2003(2)    2002(3)    2001(4)     2000(5)
                                            ------------  ---------  ---------  ---------  ----------
Consolidated Statement of Income Data:
Net sales and revenues . . . . . . . . . .  $   598,423   $702,800   $809,214   $925,138   $ 756,757
Cost of sales and service. . . . . . . . .      528,030    615,135    705,937    801,788     652,503
                                            ------------  ---------  ---------  ---------  ----------
Gross profit . . . . . . . . . . . . . . .       70,393     87,665    103,277    123,350     104,254
                                            ------------  ---------  ---------  ---------  ----------

Operating expenses:
Selling, general and administrative. . . .       50,118     55,368     61,640     61,135      52,216
Depreciation and amortization. . . . . . .        5,319      5,720     10,362      9,516       6,527
Litigation settlement  (6) . . . . . . . .          150        300      1,000          -           -
Provision for vendor receivables and
 restructuring charge (7). . . . . . . . .            -      4,048     15,934          -           -
                                            ------------  ---------  ---------  ---------  ----------
Total operating expenses . . . . . . . . .       55,587     65,436     88,936     70,651      58,743
                                            ------------  ---------  ---------  ---------  ----------

Income from operations . . . . . . . . . .       14,806     22,229     14,341     52,699      45,511
                                            ------------  ---------  ---------  ---------  ----------

Other expense (income):
Interest, net. . . . . . . . . . . . . . .          (75)       541      1,768      4,352       3,858
Other. . . . . . . . . . . . . . . . . . .           11        (63)      (229)      (547)        (93)
                                            ------------  ---------  ---------  ---------  ----------
Net other expense (income) . . . . . . . .          (64)       478      1,539      3,805       3,765
                                            ------------  ---------  ---------  ---------  ----------

Income before income tax . . . . . . . . .       14,870     21,751     12,802     48,894      41,746

Income tax expense (8) . . . . . . . . . .        5,799      6,742      4,993     19,406      16,864
                                            ------------  ---------  ---------  ---------  ----------
Net income . . . . . . . . . . . . . . . .  $     9,071   $ 15,009   $  7,809   $ 29,488   $  24,882
                                            ============  =========  =========  =========  ==========

Earnings per common share (basic). . . . .  $      0.74   $   1.18   $   0.62   $   2.42   $    2.12
Earnings per common share (diluted). . . .  $      0.73   $   1.18   $   0.61   $   2.38   $    2.11

Consolidated Balance Sheet Data:
Working capital. . . . . . . . . . . . . .  $   116,786   $123,334   $ 99,838   $ 89,449   $  61,126
Long-term debt, net of current maturities.          913          -     10,213     19,572       6,971
Equity . . . . . . . . . . . . . . . . . .      199,797    203,674    190,762    181,705     140,221
Total assets . . . . . . . . . . . . . . .      269,199    248,496    341,718    361,268     333,141

1) During fiscal 2003, Pomeroy acquired all the outstanding common stock of Micrologic Business Systems of K.C., Inc. and acquired certain assets of eServ Solutions Group, LLC. See Notes 6 and 13 of Notes to Consolidated Financial Statements.

2) During fiscal 2002, Pomeroy acquired certain assets of Verity Solutions, LLC. See Notes 6 and 13 of Notes to Consolidated Financial Statements.

3) During fiscal 2001, Pomeroy acquired certain assets of Osage Systems Group, Inc., Ballantyne Consulting Group, Inc. and System 5 Technologies, Inc. See Notes 6 and 13 of Notes to Consolidated Financial Statements.

4) During fiscal 2000, Pomeroy acquired certain assets of Datasource Hagen, DataNet, Inc. and all the outstanding stock of The Linc Corporation and Val Tech Computer Systems, Inc.


5) During fiscal 1999, Pomeroy acquired certain assets of Systems Atlanta Commercial Systems, Inc. and all the outstanding stock of Acme Data Systems, Inc.

6) During fiscal 2001, Pomeroy's results include an after tax charge of $610 ($0.05 per diluted share) related to the litigation settlement with FTA Enterprises, Inc. for $1,000. During fiscal 2002, Pomeroy's results include an after tax charge of $186 ($0.01 per diluted share) related to the litigation settlement of $300. During fiscal 2003, Pomeroy's results include an after tax charge of $92 ($0.01 per diluted share) related to the litigation settlement of $150.

7) During fiscal 2001, Pomeroy's results include an after tax charge of $9.7 million ($0.77 per diluted share) related to the Company recording an increase in reserves and a restructuring charge totaling $15.9 million. During fiscal 2002, Pomeroy's results include an after tax charge of $2.5 million ($0.20 per diluted share) related to the Company recording an increase in reserves and a restructuring charge totaling $4.0 million.

8) During fiscal 2002, Pomeroy's results include an income tax benefit due to a tax accounting change of $1.6 million ($0.13 per diluted share).

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

                                            Fiscal       2003
                             -----------------------------------------------
                                First       Second      Third      Fourth
                             Quarter(1)   Quarter(2)   Quarter   Quarter(3)
                             -----------  -----------  --------  -----------
Net sales and revenues       $   129,978  $   147,352  $158,072  $   163,021
Gross profit                 $    16,377  $    17,317  $ 17,635  $    19,064
Net income                   $     1,506  $     2,013  $  2,563  $     2,989
Earnings  per common share:
Basic                        $      0.12  $      0.16  $   0.21  $      0.25
Diluted                      $      0.12  $      0.16  $   0.21  $      0.24

                                            Fiscal      2002
                             -----------------------------------------------
                             First       Second         Third       Fourth
                            Quarter    Quarter(4)    Quarter(5)   Quarter(6)
                            --------  -------------  -----------  -----------
Net sales and revenues      $186,348  $     196,580  $   170,921  $   148,951
Gross profit                $ 23,820  $      24,102  $    21,452  $    18,291
Net income                  $  4,663  $       4,627  $     5,094  $       625
Earnings per common share:
Basic                       $   0.37  $        0.36  $      0.40  $      0.05
Diluted                     $   0.37  $        0.36  $      0.40  $      0.05

1. During the first quarter of fiscal 2003, Pomeroy acquired all the outstanding common stock of Micrologic Business Systems of K.C., Inc. See Notes 6 and 13 of Notes to Consolidated Financial Statements.

2. During the second quarter of fiscal 2003, Pomeroy's results include an after tax charge of $92 ($.01 per diluted share) related to the Company recording a litigation settlement of $150.

3. During the fourth quarter of fiscal 2003, Pomeroy acquired certain assets of eServ Solutions Group, LLC. See Notes 6 and 13 of Notes to Consolidated Financial Statements.

4. During the second quarter of fiscal 2002, Pomeroy's results include an after tax charge of $297 ($.02 per diluted share) related to the Company recording a restructuring charge of $487. Also, during the second quarter of fiscal 2002, Pomeroy acquired certain assets of Verity Solutions, LLC. See Notes 6 and 13 of Notes to Consolidated Financial Statements.

5. During the third quarter of fiscal 2002, Pomeroy's results include an after tax charge of $327 and tax benefit of $1.6 million ($.10 per diluted share) related to the Company recording a restructuring charge of $227, a litigation settlement of $300 and an income tax benefit due to a tax accounting change of $1.6 million.

6. During the fourth quarter of fiscal 2002, Pomeroy's results include an after tax charge of $2.1 million ($0.16 per diluted share) related to the Company recording an increase in allowances for vendor receivables of $3.3 million.

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

CRITICAL  ACCOUNTING  POLICIES
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Management believes that it consistently applies judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any errors in these judgments and estimates may have a material impact on the Company's statement of operations and financial condition. Critical accounting policies, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult and subjective judgments and estimates of matters that are inherently uncertain. The Company considers its critical accounting policies to be (1) vendor and trade receivable allowances, (2) valuation of long-lived assets and (3) income taxes.

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

When the Company determines that one or more impairment indicators are present for its long-lived assets, excluding goodwill, Pomeroy compares the carrying amount of the asset to the net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, Pomeroy would recognize an impairment loss to the extent the carrying value of the asset exceeds its fair value. An impairment loss, if any, would be reported in the Company's future results of operations.

When the Company determines that one or more impairment indicators are present for its goodwill, Pomeroy compares its reporting unit's carrying value to its fair value. The Company has two reporting units for goodwill testing which are a products reporting unit and a services reporting unit. The Company has adopted January 6 as the valuation date for the annual testing.

Income  taxes
Pomeroy is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that the Company believes recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance in a period, the Company must include an expense within the tax provision in the statement of operations. Pomeroy has not recorded a valuation allowance to reduce the carrying amount of recorded deferred tax assets representing future deductions, as the Company believes it will have sufficient taxable income in the future to realize these deductions. Pomeroy considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event Pomeroy were to determine that it would not be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

RESULTS  OF  OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of income expressed as a percentage of net sales and revenues:


                                              Percentage of Net Sales and Revenues
Financial Results                                 Fiscal Years ended January 5,
-------------------------------------  --------------------------------------------
                                                2004           2003           2002
                                       --------------  -------------  -------------
Net sales and revenues:
  Equipment, supplies and leasing               78.6%          81.3%          82.6%
  Service                                       21.4%          18.7%          17.4%
                                       --------------  -------------  -------------
  Total net sales and revenues                 100.0%         100.0%         100.0%
                                       ==============  =============  =============

Cost of sales and service:
  Equipment, supplies and leasing               72.7%          74.6%          74.9%
  Service                                       15.5%          12.9%          12.3%
                                       --------------  -------------  -------------
    Total cost of sales and service             88.2%          87.5%          87.2%
                                       ==============  =============  =============

Gross profit:
  Equipment, supplies and leasing                5.9%           6.7%           7.7%
  Service                                        5.9%           5.8%           5.1%
                                       --------------  -------------  -------------
    Total gross profit                          11.8%          12.5%          12.8%
                                       ==============  =============  =============

Operating expenses:
  Selling, general and administrative            7.9%           7.3%           7.1%
  Rent                                           0.5%           0.5%           0.4%
  Depreciation                                   0.8%           0.6%           0.6%
  Amortization                                   0.1%           0.2%           0.7%
  Provision for doubtful accounts                0.0%           0.1%           0.1%
  Litigation settlement                          0.0%           0.0%           0.1%
  Provision for vendor receivables
  and restructuring charge                       0.0%           0.6%           2.0%
                                       --------------  -------------  -------------
    Total operating expenses                     9.3%           9.3%          11.0%
                                       ==============  =============  =============

Income from operations                           2.5%           3.2%           1.8%

Net other expense                                0.0%           0.1%           0.2%

Income before income tax                         2.5%           3.1%           1.6%
Income tax expense                               1.0%           1.0%           0.6%
                                       --------------  -------------  -------------
Net income                                       1.5%           2.1%           1.0%
                                       ==============  =============  =============

FISCAL  YEAR  2003  COMPARED  TO  FISCAL  YEAR  2002

Total Net Sales and Revenues. Total net sales and revenues decreased $104.4 million, or 14.9%, to $598.4 million in fiscal 2003 from $702.8 million in fiscal 2002. This decrease was a result primarily of a continued industry-wide slowdown in technology spending due to the general weakness in the U.S. economy and the decrease in leasing revenue due to the sale of TIFS during fiscal 2002. Further, the Company sometimes elects to take a commission from the manufacturers for arranging sales transactions where it judges the gross profit to be inadequate for its participation in the sales transaction. In fiscal year 2003, Pomeroy elected to take such commissions on transactions whose sales would otherwise have been $10.6 million. Excluding acquisitions completed in fiscal year 2003, total net sales and revenues decreased 19.3%

Products and leasing sales decreased $101 million, or 17.7%, to $470.5 million in fiscal 2003 from $571.5 million in fiscal 2002. Excluding acquisitions completed in fiscal year 2003, total product and leasing net sales and revenues decreased 22.7%. Service revenues decreased $3.4 million, or 2.6%, to $127.9 million in fiscal 2003 from $131.3 million in fiscal 2002. Excluding acquisitions completed in fiscal year 2003, total service net sales and revenues decreased 4.6% These net decreases were primarily a result of an industry-wide slowdown in technology spending due to the general weakness in the U.S. economy and the sale of TIFS.

Gross Profit. Gross profit margin was 11.8% in fiscal 2003 compared to 12.5% in fiscal 2002. This decrease in gross profit resulted primarily from the decrease in hardware and service margins, but was offset somewhat by the adoption of EITF 02-16 and somewhat by the higher proportion of service gross margin to total gross margin. The decrease in product and leasing gross margin is primarily associated with the Company's strategic decision to aggressively price its hardware business in order to maintain and capture market share and to the weakened  economic  conditions  of  the  IT industry, and offset somewhat by the adoption of EITF 02-16. On a forward looking basis, the Company expects to continue its aggressive product pricing in order to gain existing market share which will have a continued impact on product gross margin. The competitive environment as well as less than maximum technical employee utilization rate has also resulted in downward pressure on service margins. Additionally, the Company expects to continue increasing the breadth and depth of its service offerings, which will have a continued impact on service gross margin. Service gross margin increased to 49.6% of total gross margin in fiscal 2003 from 46.1% in fiscal 2002. Factors that may have an impact on gross margin in the future include the continued changes in hardware margins, change in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and the Company's decision to aggressively price certain products and services.

As a consequence of adopting EITF 02-16, the Company recorded approximately $324 thousand during fiscal 2003 of vendor considerations as a reduction of cost of sales, which would previously have been recorded as a reduction of selling, general and administrative expenses. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit would have been 11.7% during fiscal 2003 compared to 12.5% during fiscal 2002. The non-GAAP gross profit margin is included in this discussion to provide meaningful comparison to prior periods.

Operating Expenses. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues increased to 8.4% in fiscal 2003 from 7.9% for fiscal 2002. This increase is the result of lower than expected total net sales and revenues in fiscal 2003 as compared to fiscal 2002 and the adoption of EITF 02-16.

As a result of adopting EITF 02-16, the Company reclassified approximately $324 thousand of vendor consideration to a reduction of cost of sales, which would previously have been recorded as a reduction of selling, general and administrative expenses. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, selling, general and administrative expenses would have been 8.3% during fiscal 2003 as compared to 7.9% during fiscal 2002. This non-GAAP measurement is included to provide a more meaningful comparison to prior periods.

Total operating expenses expressed as a percentage of total net sales and revenues remained the same for fiscal 2003 and fiscal 2002 at 9.3%. However, the composition of the fiscal 2003 total operating expenses changed from fiscal 2002. With the exception of depreciation expense, all other operating expenses decreased in fiscal 2003 as compared to fiscal 2002. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, total operating expenses would have been 9.2% during fiscal 2003 as compared to 9.3% during fiscal 2002. This non-GAAP measurement is included to provide a more meaningful comparison to prior periods. On a forward-looking basis, the Company expects to continue monitoring its selling, general and administrative expenses for strict cost controls.

Litigation Settlement. Litigation settlement expense decreased $0.1 million or 33.3% to $0.2 million in fiscal 2003 from $0.3 million in fiscal 2002. For both fiscal 2003 and fiscal 2002, the litigation settlement relates to single bankruptcy preference claims.

Provision for Vendor Receivables and Restructuring Charge. In fiscal 2002 the Company expensed $3.3 million to increase the vendor receivable reserve based on the deterioration of the aging of the vendor receivables, the expected resolution of the disputed vendor rebate claims and the general posture of the OEMs regarding resolution. In fiscal 2002 the Company also recorded restructuring expenses of $.7 million to consolidate and relocate operations in various geographical locations. No such expenses were recorded in fiscal 2003.

Income from Operations. Income from operations decreased $7.4 million, or 33.3%, to $14.8 million in fiscal 2003 from $22.2 million in fiscal 2002. The Company's operating margin decreased to 2.5% in fiscal 2003 from 3.2% in fiscal 2002. This decrease is primarily due to the decrease in gross margin and the lower than expected total net sales and revenues , offset by decrease in operating expenses.

Interest Income/Expense, Net. Interest income was $0.08 million during fiscal 2003 as compared to interest expense of $0.5 million during fiscal 2002. This change was due to reduced borrowings as a result of improved cash flow management, the sale of certain TIFS assets and interest income earned on cash balances.

Income Taxes. The Company's effective tax rate was 39.0% in fiscal 2003 compared to 31.0% in fiscal 2002. This increase was principally related to a tax benefit of $1.6 million in fiscal 2002 associated with an increase in the tax basis of leased assets as a result of an accounting method change for tax purposes in fiscal 2002.

Net Income. Net income decreased $5.9 million, or 39.3%, to $9.1 million in fiscal 2003 from $15.0 million in fiscal 2002. The increase was a result of the factors described above.


FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

Total Net Sales and Revenues. Total net sales and revenues decreased $106.4 million, or 13.1%, to $702.8 million in fiscal 2002 from $809.2 million in fiscal 2001. This decrease was a result primarily of a continued industry-wide slowdown in technology spending due to the general weakness in the U.S. economy and the decrease in leasing revenue due to the sale of TIFS. Further, the Company sometimes elects to take a commission from the manufacturers for arranging sales transactions where it judges the gross profit to be inadequate for its participation in the sales transaction. In fiscal year 2002, Pomeroy elected to take such commissions on transactions whose sales would otherwise have been $16.0 million.

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

Litigation Settlement. Litigation settlement expense decreased $0.7 million or 70% to $0.3 million in fiscal 2002 from $1.0 million in fiscal 2001.

Increase in Allowances. Vendor allowances decreased $11.7 million or 78% to $3.3 million in fiscal 2002 from $15.0 million in fiscal 2001. Vendor allowances expressed as a percentage of total net sales and revenues decreased to 0.5% in fiscal 2002 from 1.9% for fiscal 2001. The determination of an appropriate allowance was based on the deterioration of the aging of the vendor receivables, the expected resolution of the disputed vendor rebate claims and the general posture of the OEM's regarding resolution.

Restructuring Charge. Restructuring expenses decreased $0.2 million or 22.2% to $0.7 million in fiscal 2002 from $0.9 million in fiscal 2001. Restructuring expenses expressed as a percentage of total net sales and revenues remained at 0.1% for fiscal 2002 and 2001.

During fiscal 2002, the Company approved a plan to consolidate and relocate operations in various geographical locations. The plan resulted in a pre-tax restructuring charge of $714 thousand ($493 thousand after tax). The restructuring costs consisted of $484 thousand in equipment and leasehold improvement dispositions, $126 thousand in involuntary employee severance costs, and $104 thousand in lease terminations. Under the plan, the Company eliminated approximately 40 employees. The execution of the plan began and was completed during fiscal 2002. As of January 5, 2003, the Company had $41 thousand in accrued and unpaid restructuring costs, which were paid in fiscal 2003.

Income from Operations. Income from operations increased $7.9 million, or 55.2%, to $22.2 million in fiscal 2002 from $14.3 million in fiscal 2001. The Company's operating margin increased to 3.2% in fiscal 2002 from 1.8% in fiscal 2001. This increase is primarily due to the decrease in operating expenses and offset by the decrease in gross margin and the lower than expected total net sales and revenues.

Interest Expense. Interest expense decreased $1.3 million, or 72.2%, to $0.5 million in fiscal 2002 from $1.8 million in fiscal 2001. This decrease was due to reduced borrowings as a result of improved cash flow management, the sale of TIFS and a reduced interest rate charged by the Company's lender.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash provided by operating activities was $28.7 miIlion in fiscal 2003. Cash used in investing activities was $7.5 million, which included $5.9 million for acquisitions completed in fiscal 2003 and prior years and $1.7 million for capital expenditures. Cash used in financing activities was $13.5 million which included $9.8 million for a dividend payment, $0.5 million of payments on notes payable, $4.1 million for the purchase of treasury stock, and was offset by $0.6 million from the exercise of stock options and the related tax benefit, and $0.3 million proceeds from the employee stock purchase plan.

A significant part of Pomeroy's inventories is financed by floor plan arrangements with third parties. At January 5, 2004, these lines of credit totaled $84.0 million, including $72.0 million with GE Commercial Distribution Finance ("GECDF"), formerly Deutsche Financial Services and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is nominal due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. Pomeroy classifies amounts outstanding under the floor plan arrangements as accounts payable.

Pomeroy's financing of receivables is provided through a portion of its credit facility with GECDF. The $240.0 million credit facility has a three-year term and includes $72.0 million for inventory financing as described above, $144.0 million for working capital which is based upon accounts receivable financing, and a cash-flow component in the form of a $24.0 million term loan, which is not restricted to a borrowing base. The accounts receivable and term loan portion of the credit facility carry a variable interest rate based on the London InterBank Offering Rate ("LIBOR") and a pricing grid which was 1.12% as of January 5, 2004. This credit facility expires June 28, 2004. The Company is currently negotiating a new credit facility with terms sufficient for its financing needs and does not anticipate any problems securing a new credit facility before June 28, 2004.

At January 5, 2004, the Company did not have a balance outstanding under the working capital and cash flow components under this facility. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, Pomeroy is subject to various financial covenants. Currently, Pomeroy is not in violation of any financial covenants.

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

Aggregated information about the Company's contractual obligations and other off balance sheet commitments as of January 5, 2004 are presented in the following table:


                                                                                         More than
                                     TOTAL   YEAR 1   YEAR 2   YEAR 3   YEAR 4   YEAR 5   5 YEARS
                                    --------------------------------------------------------------
Acquisition notes                   $ 1,825  $   912  $   913  $     -  $     -  $     -  $      -
Operating leases                     15,060    3,964    3,492    2,214    1,696    1,520     2,174
                                    --------------------------------------------------------------
Total contractual cash obligations  $16,885  $ 4,876  $ 4,405  $ 2,214  $ 1,696  $ 1,520  $  2,174
                                    ==============================================================

The operating leases, shown above, are not recorded on the consolidated balance sheet. Operating leases are utilized in the normal course of business.

On January 29, 2003, the Company's Board of Directors authorized a program to repurchase up to an additional 100,000 shares of the Company's outstanding common stock, which represents less than 1.0% of its outstanding common stock, in open market purchases made from time to time at the discretion of the Company's management. On May 13, 2003, the Company announced that its Board of Directors authorized the repurchase of an additional 1,000,000 shares through its stock repurchase program. The additional shares to be repurchased represent approximately 8.0% of the Company's outstanding common stock and will be purchased in open market purchases made from time to time at the discretion of the Company's management. The time and extent of the repurchases will depend on market conditions. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the stock redemption program out of working capital and the redemption program expires June 1, 2004.

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

On July 18, 2003, the Company announced that it would pay a one-time cash dividend of $9.8 million, or $0.80 per share, to shareholders of record as of July 28, 2003. The cash dividend was paid on August 7, 2003.

On December 31, 2003, the Company announced the completion of the acquisition of eServ Solutions Group, LLC ("eServ"), a Rock Island, Illinois based IT solutions and professional services provider. For the ten months ended October 31, 2003, eServ recorded revenues of approximately $6.0 million. eServ's primary service offerings include network infrastructure, enterprise storage and server solutions.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is exposed to interest rate risk primarily through its credit facility with GECDF. Due to the Company's current cash position, the Company did not experience a material impact from interest rate risk during fiscal 2003.

Currently, the Company does not have any significant financial instruments for trading or other speculative purposes or to manage interest rate exposure.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant hereby incorporates the financial statements required by this item by reference to Item 15 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)(i) Effective October 3, 2003, Pomeroy IT Solutions, Inc. (the "Company") dismissed Grant Thornton LLP as the Company's independent accountants.

  (ii) The reports of Grant Thornton LLP on the Company's consolidated financial statements for the fiscal years ended January 5, 2003 and 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

 (iii) The Audit Committee and the Board of Directors approved the Company's change in independent accountants.

  (iv) In connection with the Company's audits for the two fiscal years ending January 5, 2003 and 2002 and through October 7, 2003, the Company has had no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP would have caused them to make reference thereto in their report on the consolidated financial statements of the Company for such years.

   (v) During the Company's two fiscal years ending January 5, 2003 and 2002 and through October 7, 2003, the Company has had no reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K.

  (vi) Grant Thornton LLP has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of this letter, dated October 7, 2003, was filed as Exhibit 16.1 to the Form 8-K, filed October 7, 2003.

(b)(i) The Company has engaged Crowe Chizek and Company LLC as its new independent accountants effective October 3, 2003.

          During the Company's two fiscal years ending January 5, 2003 and 2002 and through October 7, 2003, the Company has not consulted with Crowe Chizek and Company LLC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Crowe Chizek and Company LLC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.


ITEM 9A.  CONTROLS AND PROCEDURES

As of January 5, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to January 5, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls.

                                    PART III
ITEMS 10-14.

The Registrant hereby incorporates the information required by Form 10-K, Items 10-14 by reference to the Company's definitive proxy statement for its 2004 Annual Meeting of shareholders, which will be filed with the Commission on or before May 4, 2004.

                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     The  following  documents  are  filed  as  a  part  of  this  report:

=========================================================================
                                                                2003 Form
-------------------------------------------------------------------------
                                                                10-K Page
                                                              -----------
1.   Financial Statements:

     Reports of Independent Auditors                           F-1 to F-2

     Consolidated Balance Sheets,
     January 5, 2004 and January 5, 2003                       F-3 to F-4

     For each of the three fiscal years in
     the period ended January 5, 2004:

     Consolidated Statements of Income                                F-5

     Consolidated Statements of Cash Flows                            F-6

     Consolidated Statements of Equity                                F-7

     Notes to Consolidated Financial Statements               F-8 to F-23

2.   Financial Statement Schedules:

     None
=========================================================================

======================================================================================================
                                                                                 Filed Herewith
                                                                                 (page #) or
                                                                                 Incorporated
3.   Exhibits                                                                    by Reference to:
     ---------                                                                   ----------------
     3(a)      Certificate of Incorporation, as amended                          Exhibit 3(a) of
                                                                                 Company's
                                                                                 Form 10-Q filed
                                                                                 Aug.11, 2000

     3(i)(a)1  Certificate of Incorporation of Pomeroy Computer Resources,       Exhibit 3(i)(a)(1) of
               dated February, 1992                                              Company's Form 10-
                                                                                 Q filed Aug. 11, 2000

     3(i)(a)2  Certificate of Amendment to Certificate of Incorporation, dated   Exhibit 3(i)(a)(2) of
               July 1997                                                         Company's Form 10-
                                                                                 Q filed Aug. 11, 2000

     3(i)(a)3  Certificate of Designations of Series A  Junior                   Exhibit 3(i)(a)(3) of
               Participating Preferred Stock of Pomeroy Computer Resources,      Company's Form 10-Q
               Inc. February 1998                                                filed Aug. 11, 2000

     3(i)(a)4  Certificate of Amendment to Certificate of Incorporation,         Exhibit 3(i)(a)(4) of
               dated August 2000                                                 Company's Form 10-
                                                                                 Q filed Aug. 11, 2000
======================================================================================================

===========================================================================================================================

     3(i)(a)5     Certificate of Amendment to Certificate of Incorporation for                      Exhibit 3(I)(a)5 of
                  Pomeroy Computer Resources, Inc., dated June 19, 2003                             Company's Form 10Q
                                                                                                    filed August 19, 2003

     (3)(i)(a)6   Certificate of Amendment to Certificate of Incorporation for                      Exhibit 3(I)(a)6 of
                  Pomeroy Computer Resources Sales Company, Inc., dated June                        Company's Form 10Q
                                                                                                    filed August 19, 2003

     3(b)         Bylaws of the Company                                                             Exhibit 3(a) of
                                                                                                    Company's
                                                                                                    Form S-1 filed Feb.
                                                                                                    14,1992

     4            Rights Agreement between the Company and The Fifth Third                          Exhibit 4 of Company's
                  Bank, as Rights Agent dated as of February 23,1998                                Form 8-K filed February
                                                                                                    23, 1998

     10(i)        Material Agreements

     (b)(1)       Agreement for Wholesale Financing (Security Agreement)                            Exhibit 10(i)(b)(1) of
                  between IBM Credit Corporation and the Company dated April                        Company's Form 10-K
                                                                                                    filed April 7, 1994

     (b)(2)       Addendum to Agreement for Wholesale Financing between                             Exhibit 10(i)(b)(2) of
                  IBM Credit Corporation and the Company dated July 7, 1993                         Company's Form 10-K
                                                                                                    filed April 7, 1994

     (c)(1)       Agreement for Wholesale Financing (Security Agreement)                            Exhibit 10(i)(c)(1) of
                  between ITT Commercial Finance Corporation and the                                Company's Form 10-K
                  Company dated March 27, 1992                                                      filed April 7, 1994

     (c)(2)       Addendum to Agreement for Wholesale Financing between                             Exhibit 10(i)(c)(2) of
                  ITT Commercial Finance Corporation and the Company dated                          Company's Form 10-K
                  July 7, 1993                                                                      filed April 7, 1994
===========================================================================================================================

===========================================================================================================================
     (c)(3)       Amendment to Agreement for Wholesale Financing between                            Exhibit 10(i)(c)(3) of
                  Deutsche Financial Services f/k/a ITT Commercial Finance                          Company's Form 10-
                  Corporation and the Company dated May 5, 1995                                     Q filed May 18, 1995

     (d)(1)       Asset Purchase Agreement among the Company; TCSS; and                             Exhibit 10(i)(z) of
                  Richard Feaster, Victoria Feaster, Harry Feaster, Carolyn                         Company's Form 8-K
                  Feaster, Victoria Feaster, trustee of the Emily Patricia Feaster                  dated March 14, 1996
                  Trust, and Victoria Feaster, as trustee of the Nicole Ann
                  Feaster Trust dated March 14, 1996

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

     (e)(2)       Schedule of Substantially                                                         Exhibit 10(i)(e)(2) of
                  Identical IBM Agreements for Authorized Dealers                                   Company's Form S-1
                  And Industry Remarketers                                                          filed Feb. 14, 1992
===========================================================================================================================

===============================================================================================================
     (kk)(1)      The Asset Purchase Agreement dated July 27, 2000 by, between         Exhibit 10)(i)(kk)(1)
                  and among Pomeroy Computer Resources, Inc., Pomeroy Select           Company's Form 10-
                  Integration Solutions, Inc., DataNet, Inc., DataNet Technical        Q filed
                  Services, LLC, DataNet Tangible Products, LLC, DataNet               November 10, 2000
                  Programming, LLC, Richard Stitt, Gregory Stitt, Jeffrey Eacho,
                  and Richard Washington.

     (mm)(1)      The Asset Purchase Agreement dated February 9, 2001 by,              Exhibit 10(l)(mm)(1)
                  between and among Pomeroy Computer Resources, Inc.,                  of Company's Form
                  Pomeroy Select Integration Solutions, Inc., Osage Systems            10Q filed August 17,
                  Group, Inc.,  Osage Computer Group, Inc.,  Solsource Computers       2001
                   Inc., H.V. Jones, Inc., Open System Technologies, Inc., Open
                  Business Systems, Inc., and Osage Systems Group Minnesota,
                  Inc.

     (mm)(2)      The First Amendment to Asset Purchase Agreement dated                Exhibit 10(l)(mm)(2)
                  February 28, 2001 by, between and among Pomeroy Computer             of Company's Form
                  Resources, Inc., Pomeroy Select Integration Solutions, Inc.,         10Q filed August 17,
                  Osage Systems Group, Inc.,  Osage Computer Group, Inc.,              2001
                  Solsource Computers Inc., H.V. Jones, Inc., Open System
                  Technologies, Inc., Open Business Systems, Inc., and Osage
                  Systems Group Minnesota, Inc. and Osage iXi Inc.

     (mm)(3)      The Second Amendment to Asset Purchase Agreement dated April 6,      Exhibit 10(l)(mm)(3) of
                  2001 by, between and among Pomeroy Computer Resources, Inc.,         Company's Form 10Q
                  Pomeroy Select Integration Solutions, Inc., Osage Systems Group,     filed August 17, 2001
                  Inc.,  Osage Computer Group, Inc.,  Solsource Computers Inc., H.V.
                  Jones, Inc., Open System Technologies, Inc., Open Business
                  Systems, Inc., and Osage Systems Group Minnesota, Inc. and
                  Osage iXi Inc.

     (mm)(4)      The Credit Facilities Agreement dated June 28, 2001 by,              Exhibit 10(l)(mm)(4) of
                  between, and among Deutsche Financial Services Corporation,          Company's Form 10Q
                  Firstar Bank, National Association, Deutsche Financial Services      filed August 17, 2001
                  Corporation and Firstar Bank, National Association, Other
                  Lenders Hereto as lenders, Pomeroy Computer Resources, Inc.,
                  Pomeroy Select Integration Solutions Inc., Pomeroy Select
                  Advisory Services, Inc., Pomeroy Computer Resources Sales
                  Company, Inc., Pomeroy Computer Resources Holding Company,
                  Inc., Pomeroy Computer Resources Operations LLP, Technology
                  Integration Financial Services, Inc., TIFS Advisory Services, Inc.,
                  TheLinc, LLC, and Val Tech Computer Systems, Inc. as borrowers.

     (mm)(5)      First Consent to Credit Facilities Agreement                         Exhibit 10(l)(mm)(5) of
                                                                                       Company's Form 10Q
                                                                                       filed November 13, 2001
===============================================================================================================

===============================================================================================================
     (mm)(6)      First Amendment to Credit Facilities Agreement                           Exhibit 10(l)(mm)(6) of
                                                                                           Company's Form 10Q
                                                                                           filed November 13, 2001

     (mm)(7)      The Asset Purchase Agreement by, between and among Pomeroy               Exhibit 10(l)(mm)(7) of
                  Select Integration Solutions, Inc., and Ballantyne Consulting Group,     Company's Form 10Q
                  Inc., Mark DeMeo, Joe Schmidt, Scott Schneider and Date Tweedy,          filed November 13, 2001
                  dated September 21, 2001

     (mm)(8)      The Asset Purchase Agreement by, between and among Pomeroy               Exhibit 10(l)(mm)(8) of
                  Computer Resources, Inc., Pomeroy Select Integration Solutions,          Company's Form 10Q
                  Inc., System 5 Technologies, Inc., Dale Tweedy, Jill Tweedy and Phil     filed November 13, 2001
                  Tetreault, dated September 21, 2001

     (mm)(9)      Second Amendment to Credit Facilities and Waiver of Defaults             Exhibit 10(I)(mm)(9) of
                                                                                           Company's Form 10K
                                                                                           filed April 5, 2002

     (mm)(10)     Asset purchase agreement by, between and among Pomeroy Select            Exhibit 10(I)(mm)(10) of
                  Integration Solutions, Inc. and Verity Solutions, LLC and John R.        Company's Form 10Q
                  Blackburn, dated August 30, 2002                                         filed May 20, 2002

     (mm)(11)     Covenant not to compete agreement between John R. Blackburn and          Exhibit 10(I)(mm)(11) of
                  Pomeroy Select Integration Solutions, Inc.                               the Company's Form
                                                                                           10Q filed May 20, 2002

     (mm)(12)     Third amendment and consent under credit facilities agreement            Exhibit (mm)(12) of the
                                                                                           Company's Form 10K
                                                                                           filed March 31, 2003

     (mm)(13)     Fourth amendment to credit facilities agreement                          Exhibit (mm)(13) of the
                                                                                           Company's Form 10Q
                                                                                           filed August 19, 2003

     (mm)(14)     Fifth amendment and consent to credit facilities agreement               Exhibit (mm)(14) of the
                                                                                           Company's Form 10Q
                                                                                           filed August 19, 2003

     (nn)(1)      Stock purchase agreement by, between and among James                     Exhibit (nn)(1) of the
                  Hollander, trustee, Raymond Hays, trustee, David Yoka, trustee and       Company's  Form 10Q
                  Matthew Cussigh and Pomeroy Computer Resources, Inc.                     filed May 20, 2003

     (nn)(2)      Asset purchase agreement by, between and among Pomeroy IT                E-1 - E-61
                  Solutions, Inc., Pomeroy Select Integration Solutions, Inc., eServe
                  Solutions Group, LLC, Tim Baldwin and Pat Sherman.
===============================================================================================================

================================================================================================
     10 (iii)     Material Employee Benefit and Other Agreements

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

       (a)(4)     Agreement between the Company and David B.          Exhibit 10(iii)(a)(4) of
                  Pomeroy related to the personal guarantee of the    Company's Form 10-K
                  Datago agreement by David B. Pomeroy and his        filed April 7, 1994
                  spouse effective July 6, 1993

       (a)(5)     Third Amendment  to Employment Agreement            Exhibit 10(iii)(a)(5) of
                  between the Company and David B. Pomeroy            Company's Form 10-Q
                  effective January 6, 1995                           filed November 17, 1995

       (a)(6)     Supplemental Executive Compensation Agreement       Exhibit 10(iii)(a)(6) of
                  between the Company and David B. Pomeroy            Company's Form 10-Q
                  effective January 6, 1995                           filed November 17, 1995

       (a)(7)     Collateral Assignment Split Dollar Agreement
                  between the Company; Edwin S. Weinstein, as         Exhibit 10(iii)(a)(7) of
                  Trustee; and David B. Pomeroy dated June 28,        Company's Form 10-Q
                  1995                                                filed November 17,1995

       (a)(8)     Fourth Amendment  to Employment Agreement           Exhibit 10(iii)(a)(8) of
                  between the Company and David B. Pomeroy            Company's Form
                  dated December 20, 1995, effective January 6,       10-Q filed May 17,
                  1995                                                1996

       (a)(9)     Fifth Amendment  to Employment Agreement            Exhibit 10(iii)(a)(9) of
                  between the Company and David B. Pomeroy            Company's Form 10-Q
                  effective January 6, 1996                           filed May 17, 1996

      (a)(10)     Sixth Amendment  to Employment Agreement            Exhibit 10.10 of
                  between the Company and David B. Pomeroy            Company's Form S-3
                  effective January 6, 1997                           filed January 3, 1997

      (a)(11)     Award Agreement between the Company and             Exhibit 10.11 of
                  David B. Pomeroy effective January 6, 1997          Company's Form S-3
                                                                      filed January 3, 1997

      (a)(12)     Registration Rights Agreement between the           Exhibit 10.12 of
                  Company and David B. Pomeroy effective January      Company's Form S-3
                  6, 1997                                             filed January 3, 1997

      (a)(13)     Seventh Amendment to Employment Agreement           Exhibit 10)(iii)(a)(13) of
                  between the Company and David B. Pomeroy            Company's Form 10-Q
                  effective January 6, 1998                           filed May 6, 1998
================================================================================================

================================================================================================
     (a)(14)      Collateral Assignment Split Dollar Agreement        Exhibit 10)(iii)(a)(14)
                  between the Company, James H. Smith as Trustee,     of Company's Form
                  and David B. Pomeroy dated January 6, 1998          10-Q filed May 6,
                                                                      1998
     (a)(15)      Eight Amendment to Employment Agreement             Exhibit 10(iii)(a)(15)
                  between the Company and David B. Pomeroy            of the Company's
                  effective January 6, 1999                           Form 10K filed
                                                                      March 31, 2000
     (a)(16)      Ninth Amendment to Employment Agreement             Exhibit 10(iii)(a)(16)
                  between the Company and David B. Pomeroy            of the Company's
                  effective January 6, 2000                           Form 10K filed
                                                                      March 31, 2000

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

     (a) (19)     Twelfth Amendment to Employment Agreement           Exhibit (a)(19) of the
                  Between the Company and David B. Pomeroy            Company's Form 10K
                  Effective January 6, 2003                           filed March 31,
                                                                      2003

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

     (j)(3)       Employment Agreement between Pomeroy Select         Exhibit  10(iii)(j)(3)
                  Integration Solutions, Inc. and Stephen E. Pomeroy, of Company's Form
                  dated January 6, 1999                               10-K filed April 5,
                                                                      1999
================================================================================================

================================================================================================
     (j)(4)       First Amendment to Employment Agreement between      Exhibit 10 (iii)(j) (4)
                  Pomeroy Select Integration Solutions, Inc. and       of Company's Form
                  Stephen E. Pomeroy, dated September 1, 1999          10-K filed March
                                                                       31, 2000.

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

     (j)(7)       Fourth Amendment to Employment Agreement             Exhibit (j)(7) of the
                  between Pomeroy Computer Resources, Inc., and        Company's Form
                  Stephen E. Pomeroy, dated January 6, 2003            10K filed March 31,
                                                                       2003

     (j)(8)       Amended and restated employment agreement by and     Exhibit 10(iii)(j)(7)
                  between Pomeroy IT Solutions, Inc. fka Pomeroy       of the Company's
                  Computer Resources, Inc. and Stephen E. Pomeroy,     Form 10Q filed
                  dated November 3, 2003                               November 19, 2003

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

     (m)(2)       Second Amendment to Employment Agreement by          Exhibit (m)(2) of the
                  and between Pomeroy Computer Resources, Inc. and     Company's Form 10K
                  Michael E. Rohrkemper, dated March 5, 2003           filed March 31, 2003

     (m)(3)       Addendum to Second Amendment to Employment           Exhibit (m)(3) of the
                  Agreement by and between Pomeroy Computer            Company's Form
                  Resources, Inc. and Michael E. Rohrkemper, dated     10K filed March 31,
                  March 11, 2003                                       2003

     11           Computation of Per Share Earnings                    See Note 2 of Notes
                                                                       to Consolidated
                                                                       Financial Statements

     21           Subsidiaries of the Company                          E-62

     23.1         Consent of  Crowe Chizek and Company LLC             E-63

     23.2         Consent of Grant Thornton LLP                        E-64

     31.1         Section 302 CEO Certification                        E-65
================================================================================================


================================================================================================
     31.2         Section 302 CFO Certification                        E-66

     32.1         Section 906 CEO Certification                        E-67

     32.2         Section 906 CFO Certification                        E-68

================================================================================================
(b)  Reports  on  Form  8-K:

On  December  31, 2003, the Company announced the acquisition of eServ Solutions
Group, LLC, a Rock Island, Illinois based IT solutions and professional services provider.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Pomeroy IT Solutions, Inc.

                                By: /s/ David B. Pomeroy, II
                                -------------------------------------------
                                    David B. Pomeroy, II
                                    Chairman of the Board and
                                    Chief Executive Officer

                                By: /s/ Stephen E. Pomeroy
                                -------------------------------------------
                                    Stephen E. Pomeroy
                                    President and Chief Operating
                                    Officer

                                By: /s/ Michael E. Rohrkemper
                                -------------------------------------------
                                    Michael E. Rohrkemper
                                    Chief Financial Officer and Chief
                                    Accounting Officer

Dated: March 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


        Signature and Title                             Date
        -------------------                             ----


By:  /s/  David B.  Pomeroy,  II                  March  19,  2004
--------------------------------------
     David B. Pomeroy, II Director


By:  /s/  Stephen  E.  Pomeroy                    March  19,  2004
--------------------------------------
     Stephen E. Pomeroy, Director


By:  /s/  James  H.  Smith  III                   March  19,  2004
--------------------------------------
     James H. Smith III, Director


By:  /s/  Michael  E.  Rohrkemper                 March  19,  2004
--------------------------------------
     Michael E. Rohrkemper, Director


By:
--------------------------------------
     Debra  E.  Tibey,  Director


By:
--------------------------------------
     Edward  E.  Faber,  Director


By:
--------------------------------------
     William  H.  Lomicka,  Director


By:  /s/  Vincent  D.  Rinaldi                    March  19,  2004
--------------------------------------
     Vincent  D.  Rinaldi,  Director

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Pomeroy IT Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Pomeroy IT Solutions, Inc. and subsidiaries as of January 5, 2004, and the related consolidated statements of income, equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pomeroy IT Solutions, Inc. and subsidiaries as of January 5, 2004, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                         Crowe Chizek and Company LLC

                                         /s/  Crowe Chizek and Company LLC

Louisville, Kentucky
February 11, 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Pomeroy Computer Resources, Inc.

We have audited the accompanying consolidated balance sheet of Pomeroy IT Solutions, Inc. (formerly Pomeroy Computer Resources, Inc.) as of January 5, 2003, and the related consolidated statements of income, equity, and cash flows for each of the two years in the period ended January 5, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pomeroy IT Solutions, Inc. (formerly Pomeroy Computer Resources, Inc.) as of January 5, 2003, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended January 5, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) on January 6, 2002.

Grant Thornton LLP

/s/ Grant Thornton LLP

Cincinnati, Ohio
February 7, 2003

                           POMEROY IT SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

(in thousands)                                                  January 5,   January 5,
                                                                  2004         2003
                                                               -----------  -----------
ASSETS

Current Assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $    40,200  $    32,505

Accounts receivable:
    Trade, less allowance of $2,556 and $1,553 at January 5,
      2004 and 2003, respectively . . . . . . . . . . . . . .      111,324       95,859
    Vendor receivables, less allowance of $100 and $3,334
       at January 5, 2004 and 2003, respectively. . . . . . .        7,226       10,297
Net investment in leases. . . . . . . . . . . . . . . . . . .        2,056        1,966
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,043        2,775
                                                               -----------  -----------
         Total receivables. . . . . . . . . . . . . . . . . .      122,649      110,897
                                                               -----------  -----------

Inventories . . . . . . . . . . . . . . . . . . . . . . . . .       12,453       11,238
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,193       10,198
                                                               -----------  -----------
         Total current assets.. . . . . . . . . . . . . . . .      180,495      164,838
                                                               -----------  -----------

 Equipment and leasehold improvements:
   Furniture, fixtures and equipment. . . . . . . . . . . . .       29,517       28,741
   Leasehold Improvements . . . . . . . . . . . . . . . . . .        6,438        5,951
                                                               -----------  -----------
         Total. . . . . . . . . . . . . . . . . . . . . . . .       35,955       34,692

   Less accumulated depreciation. . . . . . . . . . . . . . .       19,696       15,393
                                                               -----------  -----------
         Net equipment and leasehold improvements . . . . . .       16,259       19,299
                                                               -----------  -----------

Net investment in leases, net of current portion. . . . . . .        2,935        1,889
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . .       67,664       60,635
Intangible assets, net. . . . . . . . . . . . . . . . . . . .          436          540
Other assets. . . . . . . . . . . . . . . . . . . . . . . . .        1,410        1,295
                                                               -----------  -----------
         Total assets . . . . . . . . . . . . . . . . . . . .  $   269,199  $   248,496
                                                               ===========  ===========

                 See notes to consolidated financial statements

                           POMEROY IT SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

(in thousands)                                                   January 5,   January 5,
                                                                   2004         2003
                                                                -----------  -----------
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of notes payable . . . . . . . . . . . . . . .  $       912  $       541
                                                                -----------  -----------
Accounts payable:
   Floor plan financing. . . . . . . . . . . . . . . . . . . .       16,572        7,533
   Trade . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,479       23,632
                                                                -----------  -----------
      Total accounts payable . . . . . . . . . . . . . . . . .       50,051       31,165
                                                                -----------  -----------
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .        3,988        1,490
 Accrued liabilities:
   Employee compensation and benefits. . . . . . . . . . . . .        2,425        3,336
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . .           32          322
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . .            5           20
   Other accrued liabilities . . . . . . . . . . . . . . . . .        6,296        4,630
                                                                -----------  -----------
         Total current liabilities . . . . . . . . . . . . . .       63,709       41,504
                                                                -----------  -----------

Notes payable, less current portion. . . . . . . . . . . . . .          913            -
Deferred income taxes. . . . . . . . . . . . . . . . . . . . .        4,780        3,318
Commitments and contingencies

 Equity:
   Preferred stock,  $.01 par value; authorized 2,000 shares,
      (no shares issued or outstanding). . . . . . . . . . . .            -            -
   Common stock, $.01 par value; authorized 20,000 shares,
      (12,943 and 12,869 shares issued at January 5, 2004 and
      2003, respectively). . . . . . . . . . . . . . . . . . .          130          129
   Paid in capital . . . . . . . . . . . . . . . . . . . . . .       82,696       81,740
   Retained earnings . . . . . . . . . . . . . . . . . . . . .      125,250      125,988
                                                                -----------  -----------
                                                                    208,076      207,857
    Less treasury stock, at cost (738 and 355 shares
      at January 5, 2004 and 2003, respectively) . . . . . . .        8,279        4,183
                                                                -----------  -----------
         Total equity. . . . . . . . . . . . . . . . . . . . .      199,797      203,674
                                                                -----------  -----------
         Total liabilities and equity. . . . . . . . . . . . .  $   269,199  $   248,496
                                                                ===========  ===========

                 See notes to consolidated financial statements

                            POMEROY IT SOLUTIONS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except per share data)         Fiscal Years Ended January 5,
                                             -------------------------------
                                               2004       2003       2002
                                             ---------  ---------  ---------
Net sales and revenues:
   Sales - equipment, supplies and leasing.  $470,518   $571,507   $668,748
   Service. . . . . . . . . . . . . . . . .   127,905    131,293    140,466
                                             ---------  ---------  ---------
         Total net sales and revenues . . .   598,423    702,800    809,214
                                             ---------  ---------  ---------

Cost of sales and service:
   Equipment, supplies and leasing. . . . .   435,048    524,237    606,078
   Service. . . . . . . . . . . . . . . . .    92,982     90,898     99,859
                                             ---------  ---------  ---------
         Total cost of sales and service. .   528,030    615,135    705,937
                                             ---------  ---------  ---------

   Gross profit.. . . . . . . . . . . . . .    70,393     87,665    103,277
                                             ---------  ---------  ---------

Operating expenses:
   Selling, general and administrative. . .    46,769     51,157     57,492
   Rent . . . . . . . . . . . . . . . . . .     3,149      3,311      3,631
   Depreciation . . . . . . . . . . . . . .     4,915      4,596      4,805
   Amortization . . . . . . . . . . . . . .       404      1,124      5,557
   Provision for doubtful accounts. . . . .       200        900        517
   Litigation settlement. . . . . . . . . .       150        300      1,000
   Provision for vendor receivables
    and restructuring charge. . . . . . . .         -      4,048     15,934
                                             ---------  ---------  ---------
         Total operating expenses . . . . .    55,587     65,436     88,936
                                             ---------  ---------  ---------

  Income from operations. . . . . . . . . .    14,806     22,229     14,341
                                             ---------  ---------  ---------

Other expense (income):
   Interest, net. . . . . . . . . . . . . .       (75)       541      1,768
   Other. . . . . . . . . . . . . . . . . .        11        (63)      (229)
                                             ---------  ---------  ---------
         Net other expense (income) . . . .       (64)       478      1,539
                                             ---------  ---------  ---------

   Income before income tax . . . . . . . .    14,870     21,751     12,802

   Income tax expense . . . . . . . . . . .     5,799      6,742      4,993
                                             ---------  ---------  ---------

   Net income.. . . . . . . . . . . . . . .  $  9,071   $ 15,009   $  7,809
                                             =========  =========  =========

Weighted average shares outstanding:
   Basic. . . . . . . . . . . . . . . . . .    12,305     12,694     12,609
                                             =========  =========  =========
   Diluted. . . . . . . . . . . . . . . . .    12,375     12,755     12,702
                                             =========  =========  =========

Earnings per common share:
   Basic. . . . . . . . . . . . . . . . . .  $   0.74   $   1.18   $   0.62
                                             =========  =========  =========
   Diluted. . . . . . . . . . . . . . . . .  $   0.73   $   1.18   $   0.61
                                             =========  =========  =========

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                    Fiscal Years Ended January 5,
                                                  -----------------------------
Cash Flows from Operating Activities:              2004       2003       2002
                                                 ---------  ---------  ---------
   Net income . . . . . . . . . . . . . . . . .  $  9,071   $ 15,009   $  7,809
   Adjustments to reconcile net income to
      net cash flows from operating activities:
   Depreciation . . . . . . . . . . . . . . . .     4,915      5,246      6,970
   Amortization . . . . . . . . . . . . . . . .       404      1,124      5,557
   Deferred income taxes. . . . . . . . . . . .     2,488      7,994     (4,213)
   Loss on sale of fixed assets . . . . . . . .        84      1,008        756
   Change in receivables allowances . . . . . .    (4,005)   (12,267)    15,171
   Other. . . . . . . . . . . . . . . . . . . .         -       (283)       283
   Changes in working capital accounts,
      net of effects of acquisitions/divestitures:
      Accounts receivable . . . . . . . . . . .    (4,616)    69,709      4,578
      Inventories . . . . . . . . . . . . . . .    (1,097)     8,865      5,682
      Prepaids. . . . . . . . . . . . . . . . .     5,146    (10,717)     2,252
      Net investment in leases. . . . . . . . .        34      2,349      4,392
      Floor plan financing. . . . . . . . . . .     9,040    (33,117)    (8,458)
      Trade payables. . . . . . . . . . . . . .     5,526    (18,240)    25,356
      Deferred revenue. . . . . . . . . . . . .     2,499     (1,261)    (4,374)
      Income tax payable. . . . . . . . . . . .      (292)      (305)     3,428
      Other, net. . . . . . . . . . . . . . . .      (489)      (169)     1,311
                                                 ---------  ---------  ---------
   Net operating activities . . . . . . . . . .    28,708     34,945     66,500
                                                 ---------  ---------  ---------
Cash Flows from Investing Activities:
   Capital expenditures . . . . . . . . . . . .    (1,670)    (7,820)    (5,251)
   Proceeds from sale of fixed assets . . . . .         4        470          -
   Proceeds from sale of leasing segment assets         -     24,380          -
   Acquisitions of businesses, net
      of cash acquired . . . . . . . . . . . . .   (5,858)    (1,655)    (7,971)
                                                 ---------  ---------  ---------
   Net investing activities . . . . . . . . . .    (7,524)    15,375    (13,222)
                                                 ---------  ---------  ---------
Cash Flows from Financing Activities:
   Payments under notes
      payable . . . . . . . . . . . . . . . . .      (541)    (6,475)    (6,757)
   Net payments under bank  notes
      payable . . . . . . . . . . . . . . . . .         -    (12,118)   (45,991)
   Proceeds from exercise of stock options
      and related tax benefit. . . . . . . . . .      608        813      1,188
   Proceeds from issuance of common shares for
      employee stock purchase plan . . . . . . .      349        441        570
   Purchase of treasury stock . . . . . . . . .    (4,096)    (3,351)      (510)
   Payment of cash dividend . . . . . . . . . .    (9,809)         -          -
                                                 ---------  ---------  ---------
   Net financing activities . . . . . . . . . .   (13,489)   (20,690)   (51,500)
                                                 ---------  ---------  ---------
Increase in cash and cash equivalents . . . . .     7,695     29,630      1,778
Cash and cash equivalents:
   Beginning of year. . . . . . . . . . . . . .    32,505      2,875      1,097
                                                 ---------  ---------  ---------
   End of year. . . . . . . . . . . . . . . . .  $ 40,200   $ 32,505   $  2,875
                                                 =========  =========  =========

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.

                        CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share amounts)  Common   Paid-in    Retained    Treasury     Total
                                                   Stock   Capital    Earnings     Stock       Equity
                                                  -------  --------  ----------  ----------  ---------
Balances at January 5, 2001. . . . . . . . . . .  $   126  $ 78,731  $ 103,170   $    (322)  $181,705
   Net income. . . . . . . . . . . . . . . . . .                         7,809                  7,809
   Treasury stock purchased. . . . . . . . . . .                                      (510)      (510)
   Stock options exercised and
   related tax benefit . . . . . . . . . . . . .        2     1,186                             1,188
    47,284 common shares issued for
       employee stock purchase plan. . . . . . .                570                               570
                                                ------------------------------------------------------
Balances at January 5, 2002. . . . . . . . . . .      128    80,487    110,979        (832)   190,762
   Net income. . . . . . . . . . . . . . . . . .                        15,009                 15,009
   Treasury stock purchased. . . . . . . . . . .                                    (3,351)    (3,351)
   Stock options exercised and
   related tax benefit . . . . . . . . . . . . .        1       812                               813
    40,511 common shares issued for
       employee stock purchase plan. . . . . . .                441                               441
                                                ------------------------------------------------------
Balances at January 5, 2003. . . . . . . . . . .      129    81,740    125,988      (4,183)   203,674
   Net income. . . . . . . . . . . . . . . . . .                         9,071                  9,071
   Treasury stock purchased. . . . . . . . . . .                                    (4,096)    (4,096)
   Cash dividend ($0.80 per share) . . . . . . .                        (9,809)                (9,809)
   Stock options exercised and
   related tax benefit . . . . . . . . . . . . .        1       607                               608
    37,091 common shares issued for
       employee stock purchase plan. . . . . . .                349                               349
                                                ------------------------------------------------------
Balances at January 5, 2004. . . . . . . . . . .  $   130  $ 82,696  $ 125,250   $  (8,279)  $199,797
                                                ======================================================

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FISCAL YEARS ENDED JANUARY 5, 2004, JANUARY 5, 2003, AND JANUARY 5, 2002

1.   Company  Description

     Pomeroy IT Solutions, Inc. (formerly, Pomeroy Computer Resources, Inc.) is a Delaware corporation organized in February 1992. Pomeroy IT Solutions, Inc., collectively with its subsidiaries, ("Pomeroy" or the "Company") is a premier provider of enterprise-wide information technology ("IT") solutions that leverage its comprehensive portfolio of professional services to create long-term relationships.

     Pomeroy's mission is to offer its clients complete solutions that reduce their overall IT costs. The strategy is to be the low cost provider of complete IT solutions that are developed, integrated and managed for its customers. These solutions are designed to maximize clients' financial and operational success and include product sales, configuration, logistical deployment, integration and other professional services. The Company's target markets include Fortune 1000 and small and medium business ("SMB") clients. These clients fall into government and education, financial services, health care and other sectors. The Company's clients are located throughout the United States with an emphasis in the Southeast and Midwest regions. The Company grants credit to substantially all customers in these areas.

     The Company operates in three industry segments: products, services and leasing. See Note 14 of the Notes to Consolidated Financial Statements for discussion of the 2002 sale of the majority of leasing segment net assets. See Note 21 of Notes to Consolidated Financial Statements for a presentation of segment financial information.

2.   Summary  of  Significant  Accounting  Policies

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year - The Company's fiscal year is a 12 month period ending January
     5. References to fiscal 2003, 2002 and 2001 are for the fiscal years ended January 5, 2004, January 5, 2003 and January 5, 2002, respectively.

     Cash and Cash Equivalents - Cash and cash equivalents includes highly liquid, temporary cash investments having original maturity dates of three months or less.

     Goodwill - Prior to fiscal 2002, goodwill was amortized using the straight-line method over periods of fifteen to twenty-five years. As of January 6, 2002, the Company adopted the new accounting pronouncement related to goodwill (See Note 6). In lieu of amortization, the Company tests goodwill for impairment annually or more frequently if certain conditions exist.

     Other Intangible Assets - Prior to fiscal 2002, other intangible assets were amortized using the straight-line method over periods up to fifteen years. As of January 6, 2002, the Company adopted the new accounting pronouncement related to other intangible assets (See Note 6). The Company's other intangible assets consist only of intangibles with definitive lives that are being amortized using the straight-line method over periods up to fifteen years.

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

     Vendor Rebates - The most significant component of vendor receivables is vendor rebates. Vendor rebate programs are developed by original equipment manufacturers ("OEM') allowing them to modify product pricing on a case by case basis (generally determined by individual customers) to maintain their competitive edge on specific transactions. The Company will contact the OEM to request a rebate, for a specific transaction, and if approved, the OEM will provide the Company with a document authorizing a rebate to be paid to the Company at a later date when a claim is filed. At the time the Company records product sales, cost of sales is reduced by the amount of the rebate. Rebate programs involve complex sets of rules varying by manufacturer. As a result of the rules and complexity of applying the rules to each item sold, claims are often rejected and require multiple submissions before credit is given. Pomeroy maintains an allowance for doubtful accounts on vendor receivables for estimated losses resulting from the inability of its vendors to make required payments. The determination of a proper allowance for vendor receivables is based on an ongoing analysis as to the recoverability of the Company's vendor receivable portfolio based primarily on account aging. Primary reasons for claims being disallowed and corresponding re-files include serial number issues (missing, incomplete, transposed, data base match-up discrepancies, etc.), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (bid letters, customer information, etc.).

     Manufacturer Market Development Funds - Several OEM's offer market development funds, cooperative advertising and other promotional programs to distribution channel partners. The Company utilizes these programs to fund some of its advertising and promotional programs. The Company recognizes these anticipated funds as vendor receivables when it has completed its obligation to perform under the specific arrangement. The anticipated funds to be received from manufacturers are offset directly against the expense, thereby reducing selling, general and administrative expenses and increasing net income. In total advertising costs associated with these programs are charged to expense as incurred and amounted to $22 thousand, $410 thousand, and $97 thousand for the fiscal years 2003, 2002 and 2001, respectively.

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

     Stock-Based Compensation - The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", in the fall of 1995. The statement encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company adopted SFAS No. 123 for disclosure purposes and for non-employee stock options.

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per
share amounts)                                 Fiscal 2003   Fiscal 2002   Fiscal 2001
                                              ------------  ------------  ------------

Net income - as reported                      $      9,071  $     15,009  $      7,809
Stock-based compensation expense-net of tax          1,622         1,078         1,704
                                              ------------  ------------  ------------
Net income - pro forma                        $      7,449  $     13,931  $      6,105
                                              ============  ============  ============
Net income per common share - as reported
  Basic                                       $       0.74  $       1.18  $       0.62
  Diluted                                             0.73          1.18          0.61
Net income per common share - pro forma
  Basic                                               0.61          1.10          0.48
  Diluted                                             0.60          1.09          0.48

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                          Fiscal 2003   Fiscal 2002   Fiscal 2001
                          ------------  ------------  ------------
Expected life (years)             4.1           2.8           3.3
Risk free interest rate           2.4%          2.9%          4.5%
Volatility                         51%           46%           57%
Dividend yield                      0%            0%            0%

     The total fair value of options granted are recognized as pro forma stock-based compensation expense over each option's vesting period.

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

     The following is a reconciliation of the number of common shares used in the basic and diluted EPS computations:

(in thousands, except per                                   Fiscal Years
                                   ------------------------------------------------------------
share data)                                2003                 2002                2001
                                   -------------------  ------------------  -------------------
                                            Per Share           Per Share            Per Share
                                   Shares     Amount     Shares   Amount     Shares     Amount
                                   ------  -----------  -------  ----------  ------  -----------
Basic EPS                          12,305  $     0.74    12,694  $     1.18  12,609  $     0.62
Effect of dilutive stock options       70       (0.01)       61           -      93       (0.01)
                                   ------  -----------  -------  ----------  ------  -----------
Diluted EPS                        12,375  $     0.73    12,755  $     1.18  12,702  $     0.61
                                   ======  ===========  =======  ==========  ======  ===========


     Use of Estimates in Financial Statements - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accounting estimates in these financial statements include allowances for trade accounts receivable and vendor accounts receivable. Pomeroy maintains allowances for doubtful accounts on both vendor and trade receivables for estimated losses resulting from the inability of its customers or vendors to make required payments. The determination of a proper allowance for vendor receivables is based on an ongoing analysis as to the recoverability of the Company's vendor receivable portfolio based primarily on account aging. The determination of a proper allowance for trade receivables is based on an ongoing analysis as to the credit quality and recoverability of the Company's trade receivable portfolio. Factors considered are account aging, historical bad debt experience, current economic trends and others. The analysis is performed on both vendor and trade receivable portfolios. A separate allowance account is maintained based on each analysis. Actual results could differ from those estimates.

     Reclassifications - Certain reclassifications of prior years' amounts have been made to conform to the current presentation.

     Fair Value Disclosures - The fair value of financial instruments approximates carrying value.

     Comprehensive Income - The Company does not have any comprehensive income items other than net income.

     Derivative Instruments and Hedging Activities - The Company does not currently have any derivative instruments or hedging activities.

     Recent Accounting Pronouncements - In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF No. 00-21 is effective for fiscal years beginning after June 15, 2003. The Company does not expect the adoption of EITF No. 00-21 will have a material impact on its financial position and results of operations.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002.

     The Company had been participating in a vendor program that expired in November of 2003. Since this program was initiated prior to December 31, 2002, the Company has classified these vendor program payments as a reduction in selling, general and administrative expenses. Under new agreements, the Company has classified these vendor program payments under cost of sales in accordance with EITF 02-16.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has determined that the adoption of the provisions of FIN 46 will not have an impact upon its financial condition or results of operations.

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities under SFAS 133. The Company has adopted the provisions of SFAS 149 and they had no material impact on our financial position or results of operations.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as either debt or equity. The new Statement requires that those financial instruments be classified as liabilities in statements of financial position. The Company has adopted the provisions of SFAS 150 and they had no material impact on our financial position or results of operations.

3.   Accounts  Receivable

     The following table summarizes the activity in the allowance for doubtful accounts for fiscal years 2003, 2002 and 2001:

              (in thousands)             Trade       Vendor and Other
                                        --------    ------------------
              Balance January 5, 2001     $   586   $           1,892
                Provision 2001                517              15,000
                Accounts written-off         (919)               (780)
                Recoveries                    443                   -
                                          --------  ------------------
              Balance January 5, 2002         627              16,112
                Provision 2002                900               3,334
                Accounts written-off         (389)            (16,112)
                Recoveries                    415                   -
                                          --------  ------------------
              Balance January 5, 2003       1,553               3,334
                Provision 2003                200                   -
                Accounts written-off         (971)             (3,234)
                Recoveries                  1,774                   -
                                          --------  ------------------
              Balance January 5, 2004     $ 2,556   $             100
                                          ========  ==================

     During fiscal 2001 and fiscal 2002, the Company recorded an increase in allowances of $15.0 million and $3.3 million, respectively, specifically related to the collectibility of vendor receivables. The determination of the increase in allowances was based on the deterioration of the aging of the vendor receivables, the expected resolution of the vendor rebate disallowed claims and the general posture of the OEM's regarding resolution. Primary reasons for vendor rebate claims being disallowed and corresponding re-files include serial number issues (missing, incomplete, transposed, data base match-up discrepancies, etc.), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (bid letters, customer information, etc.).


4.   Net  Investment  in  Leases

     The Company's net investment in leases principally includes sales-type leases. See Note 14 of Notes to Consolidated Financial Statements for information regarding the sale of substantially all of the assets of TIFS. The Company originates financing for customers in a variety of industries and throughout the United States. The Company has a diversified portfolio of capital equipment financing for end users.

     Leases consist principally of notebook and desktop personal computers, communication products and high-powered servers with terms generally from one to three years. The following table summarizes the components of the net investment in sales-type leases as of end of fiscal years 2003 and 2002:


              (in thousands)                       2003     2002
                                                  -------  -------
              Minimum lease payments receivable   $3,770   $2,513
              Estimated residual value             1,388    1,588
              Initial direct costs                    19       12
              Unearned income                       (186)    (258)
                                                  -------  -------
              Total                               $4,991   $3,855
                                                  =======  =======

     The future minimum lease payments for the net investment in leases, are as follows:

              (in thousands)
              Fiscal Year
              -----------------------------
              2004                                $2,056
              2005                                 2,125
              2006                                   726
              2007                                    84
                                                  ------
              Total minimum lease payments        $4,991
                                                  ======

5.   Inventories

     Inventories consist of items held for resale and are comprised of the following components as of the end of fiscal years 2003 and 2002:

              (in thousands)            2003     2002
                                       -------  -------
              Equipment and supplies   $ 9,859  $ 8,378
              Service parts              2,594    2,860
                                       -------  -------
              Total                    $12,453  $11,238
                                       =======  =======


6.   Goodwill  and  Other  Intangible  Assets

     Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company's intangible assets with definite lives as of January 5, 2004 and January 5, 2003:


Intangible  assets  consist  of  the  following:

(in thousands)                    Gross                      Net       Gross                      Net
                                Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                                 Amount    Amortization    Amount     Amount    Amortization    Amount
                                1/5/2004     1/5/2004     1/5/2004   1/5/2003     1/5/2003     1/5/2003
                                ---------  -------------  ---------  ---------  -------------  ---------
Amortized intangible assets:
  Covenants not-to-compete      $   1,844  $       1,650  $     194  $   1,694  $       1,324  $     370
  Customer lists                      627            385        242        477            307        170
                                ---------  -------------  ---------  ---------  -------------  ---------
  Total amortized intangibles   $   2,471  $       2,035  $     436  $   2,171  $       1,631  $     540
                                =========  =============  =========  =========  =============  =========

     Amortized intangible assets are being amortized over periods ranging from 3 to 15 years for covenants not-to-compete and 10 to 15 years for customer lists. The weighted average amortization period for all amortized intangible assets acquired in fiscal 2003 is 15 years.

     Projected future amortization expense related to intangible assets with definite lives are as follows:

(in thousands)
Fiscal years:
2004            $  138
2005                53
2006                20
2007                20
2008                20
2009+              185
                ------
Total           $  436
                ======

     For the year ended January 5, 2004, amortization expense related to intangible assets was $404 thousand.

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

     The changes in the net carrying amount of goodwill for the years ended January 5, 2004 and 2003 by segment are as follows:


(in thousands)                          Products   Services   Consolidated
                                       ----------  ---------  -------------
Net carrying amount as of 1/5/02       $  40,812   $  16,642  $      57,454
Goodwill recorded during fiscal 2002       1,545       1,636          3,181
                                       ----------  ---------  -------------
Net carrying amount as of 1/5/03          42,357      18,278         60,635
Reallocation of goodwill                 (10,284)     10,284              -
Goodwill recorded during fiscal 2003       3,789       3,240          7,029
                                       ----------  ---------  -------------
Net carrying amount as of 1/5/04       $  35,862   $  31,802  $      67,664
                                       ==========  =========  =============

     During the first quarter of fiscal 2003, the Company changed the allocation of goodwill by reporting unit. As a result of this evaluation process, the Company reallocated approximately $10.3 million of goodwill to the services reporting unit from the products reporting unit. This reallocation had no effect on the result of any previous period's impairment testing. The reallocation is also reflected in the segment information in Note 21.

     Net income and earnings per share exclusive of amortization expense are as follows:

(in thousands, except per share data)             For the Year ended
                                                      January 5,
                                                2004    2003     2002
                                               ------  -------  -------
Reported net income                            $9,071  $15,009  $ 7,809
Add back:  Goodwill amortization (net of tax)       -        -    2,692
                                               ------  -------  -------
Adjusted net income                            $9,071  $15,009  $10,501
                                               ======  =======  =======

Basic earnings per share:
Reported net income                            $ 0.74  $  1.18  $  0.62
Goodwill amortization                               -        -     0.21
                                               ------  -------  -------
Adjusted net income                            $ 0.74  $  1.18  $  0.83
                                               ======  =======  =======

Diluted earnings per share:
Reported net income                            $ 0.73  $  1.18  $  0.61
Goodwill amortization                               -        -     0.21
                                               ------  -------  -------
Adjusted net income                            $ 0.73  $  1.18  $  0.82
                                               ======  =======  =======

     During fiscal 2003, the Company acquired all of the outstanding common stock of Micrologic Business Systems of K.C., Inc. ("Micrologic"), a Kansas City based IT solutions and professional services provider. Their primary services include systems network integration, project management, and telephony integration. The Company recorded $3.2 million of goodwill related to the acquisition. In addition, the Company acquired certain assets of eServ Solutions Group, LLC ("eServ"), a Rock Island, Illinois based IT solutions and professional services provider. eServ's primary service offerings include network infrastructure, enterprise storage and server solutions. The Company recorded $1.1 million of goodwill related to the acquisition. Also during fiscal 2003, the Company recorded $2.7 million of goodwill associated with earn-out payments made in conjunction with prior acquisitions.

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

 7.  Borrowing  Arrangements

     Bank notes payable - The Company's financing of receivables is provided through a portion of its credit facility with GE Commercial Distribution Finance ("GECDF"), formerly with Deutsche Financial Services. The Company's $240.0 million credit facility with GECDF has a three-year term and includes $72.0 million for inventory financing, $144.0 million for working capital which is based upon accounts receivable financing, and a cash-flow component in the form of a $24.0 million term loan, which is not restricted to a borrowing base. The accounts receivable and term loan portion of the credit facility carry a variable interest rate based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. This credit facility expires June 28, 2004. The Company is currently negotiating a new credit facility with terms sufficient for its financing needs and does not anticipate any problems securing a new credit facility before June 28, 2004.

     At January 5, 2004 and January 5, 2003, the Company did not have any balance outstanding under the working capital and cash flow components under this facility. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants and restricted from paying cash dividends without the prior approval of GECDF. Currently, the Company is in compliance with all financial covenants.

     Floor plan arrangements - A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At January 5, 2004, these lines of credit totaled $84.0 million, including $72.0 million with GECDF and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes.
     Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are collateralized by the related inventory. Financing on substantially all of the arrangements is nominal due to subsidies by manufacturers. Overall, the average interest rate on these arrangements is less than 1.0%. Pomeroy classifies amounts outstanding under the floor plan arrangements as accounts payable.

     Notes  payable  -  Notes  payable  consist  of  the  following:

(in thousands)                                                   Fiscal Years
                                                               ---------------
                                                                 2003    2002
                                                               -------  ------
Acquisition notes payable at various interest rates, ranging from 4.00% to 4.25%, and unsecured.  Principal payments
are made in equal annual installments, ranging from one to
two years, through 2005                                        $ 1,825  $  541
                                                               -------  ------

Total notes payable                                              1,825     541
Less current maturities                                            912     541
                                                               -------  ------
Long-term notes payable                                        $   913  $    -
                                                               =======  ======


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

     The execution of the plan began and was completed during fiscal 2002. As of January 5, 2003, the Company had $41 thousand in accrued and unpaid restructuring costs. During fiscal 2003, the Company had paid all of the accrued and unpaid restructuring costs.

 9.  Income  Taxes

     During fiscal 2002, the Company recorded an income tax benefit of $1.6 million associated with an increase in the tax basis of leased assets as a result of an accounting method change for tax purposes. This amount is reported in the caption "income tax expense."

     The  provision  for  income  taxes  consists  of  the  following:

(in thousands)                       Fiscal Years
                             ----------------------------
                               2003     2002      2001
                             ------  ----------  --------
Current:
  Federal                    $2,623  $  (1,219)  $ 7,932
  State                         688        (33)    1,273
                             ------  ----------  --------
    Total current             3,311     (1,252)    9,205
                             ------  ----------  --------

Deferred:
  Federal                     2,197      7,402    (3,899)
  State                         291        592      (313)
                             ------  ----------  --------
    Total deferred            2,488      7,994    (4,212)
                             ------  ----------  --------
Total income tax provision   $5,799  $   6,742   $ 4,993
                             ======  ==========  ========

     The approximate tax effect of the temporary differences giving rise to the Company's deferred income tax assets (liabilities) are:


(in thousands)                          Fiscal Years
                                     ------------------
                                        2003      2002
                                     --------  --------
Deferred Tax Assets:
  Receivables allowances             $ 1,084   $   596
  Depreciation                            83         -
  Leases                                 240        37
  Deferred compensation                  321       829
  Non-compete agreements                 545       760
  State net operating losses               -       389
  Other                                  124       147
                                     --------  --------
    Total deferred tax assets          2,397     2,758
                                     --------  --------

Deferred Tax Liabilities:
  Acquisition of lease residuals           -      (356)
  Depreciation                        (1,517)   (1,323)
  Intangibles                         (5,249)   (3,135)
  Other                               (1,809)   (1,634)
                                     --------  --------
    Total deferred tax liabilities    (8,575)   (6,448)
                                     --------  --------
Net deferred tax liabilities         $(6,178)  $(3,690)
                                     ========  ========

     For fiscal 2003, the Company's net short-term deferred tax liabilities ($1,398) are included in other accrued liabilities and the net long-term deferred tax liabilities ($4,780) are presented as such on the balance sheet. For fiscal 2002, the Company's net short-term deferred tax liabilities ($372) are included in other accrued liabilities and the net long-term deferred tax liabilities ($3,318) are presented as such on the balance sheet.


     The Company's effective income tax rate differs from the federal statutory rate as follows:

                                            Fiscal Years
                                        --------------------
                                        2003     2002   2001
                                        -----  -------  ----
Tax at federal statutory rate           35.0     35.0   35.0
State taxes                              4.3      3.2    4.0
Change in tax accounting method - TIFS     -     (7.4)     -
Other                                   (0.3)     0.2      -
                                        -----  -------  ----
  Effective tax rate                    39.0     31.0   39.0
                                        =====  =======  ====



10.  Operating  Leases  and  Commitments

     Operating Leases- The Company leases office and warehouse space, vehicles and certain office equipment from various lessors including a related party. See Note 15 of Notes to Consolidated Financial Statements for information regarding related parties. Lease terms vary in duration and include various option periods. The leases generally require the Company to pay taxes and insurance. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year as of January 5, 2004, including the lease with the related party, are as follows:

(in thousands)
Fiscal Year
-----------------------------
2004                           $ 3,964
2005                             3,492
2006                             2,214
2007                             1,696
2008                             1,520
Thereafter                       2,174
                               -------
Total minimum lease payments   $15,060
                               =======

     Employment Agreements- The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

11.  Employee  Benefit  Plans

     The Company has a savings plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company makes contributions to the plan based on a participant's annual pay. Contributions made by the Company for fiscal 2003, 2002 and 2001 were approximately $136 thousand, $408 thousand and $418 thousand, respectively.

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

12.  Major  Customers

     During fiscal 2003, 2002, and 2001, no customer accounted for more than 10% of the Company's total net sales and revenues.


13.  Acquisitions

     During fiscal 2003, the Company completed two acquisitions. The total consideration paid consisted of $4.9 million in cash and subordinated notes of $1.8 million. Additionally, the purchase price will be adjusted for any potential earn outs. The Company shall pay fifty percent of the net profit before taxes ("NPBT") to the purchaser in excess of the NPBT threshold for the applicable year, subject to a cumulative limitation of $5.5 million during such aggregate earn out period. Interest on the subordinated notes is payable quarterly. Principal in the amount of $1.8 million is payable in two annual installments commencing on the first anniversary of closing. The results of operations of the acquisitions are included in the fiscal 2003 consolidated statement of income from the respective dates of acquisition. If the fiscal 2003 acquisitions had occurred on January 6, 2003, the pro forma results of operations of the Company would not have been materially different than those reported in the accompanying fiscal 2003 consolidated statement of income.

     During fiscal 2002, the Company completed one acquisition. The total consideration paid consisted of $0.3 million in cash and subordinated notes of $0.2 million. Additionally, the purchase price will be adjusted for any potential earn outs. The Company shall pay fifty percent of the net profit before taxes ("NPBT") to the purchaser in excess of the NPBT threshold for the applicable year, subject to a cumulative limitation of $1.0 million dollars during such aggregate period as earn outs. The acquisition was accounted for as a purchase, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the date of acquisition. The results of operations of the acquisition are included in the fiscal 2002 consolidated statement of income from the date of acquisition. If the fiscal 2002 acquisition had occurred on January 6, 2002, the pro forma results of operations of the Company would not have been materially different than that reported in the accompanying fiscal
     2002  consolidated  statement  of  income.

     During fiscal 2001, the Company completed three acquisitions. The total consideration given consisted of $8.0 million in cash and subordinated notes of $1.3 million. Additionally, the purchase price will be adjusted for any potential earn outs. The acquisitions were accounted for as purchases, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the dates of acquisition. The results of operations of the acquisitions are included in the consolidated statement of income from the respective dates of acquisition. If the fiscal 2001 acquisitions had occurred on January 6, 2001, the pro forma results of operations of the Company would not have been materially different than that reported in the accompanying fiscal 2001 consolidated statement of income.


14.  Sale  of  Technology  Integration  Financial  Services,  Inc.  ("TIFS")

     In April 2002, the Company sold for book value substantially all of the net assets of its wholly owned subsidiary - Technology Integration Financial Services, Inc. ("TIFS") to Information Leasing Corporation ("ILC"), the leasing division of the Provident Bank of Cincinnati, Ohio. Vincent D. Rinaldi, a Director of the Company, is the President of ILC. In addition, ILC assumed and liquidated at the time of the closing approximately $20.0 million of the Company's debt related to leased assets owed by TIFS. As part of the transaction, the Company signed an exclusive seven-year vendor agreement whereby the Company is appointed as an agent for remarketing and reselling of the leased equipment sold. The Company will be paid a commission on future lease transactions referred to and accepted by ILC and will act as the remarketing and reselling agent for such future leased equipment.



15.  Related  Party  Transactions

     Leases- The Company leases its headquarters, distribution facility and the national training center from a company that is controlled by the Chief Executive Officer of the Company. It is a triple net lease agreement, which expires in the year 2010. Base rental for fiscal 2003, 2002 and 2001 was approximately $1.2 million each year. The annual rental for these properties was determined on the basis of a fair market value rental opinion provided by an independent real estate company, which was updated in 2000. In addition, the Company pays for the business use of other real estate that is owned by the Chief Executive Officer of the Company. During fiscal years 2003, 2002 and 2001, the Company paid $95 thousand each year in connection with this real estate.

     The lessor of the headquarters, distribution facility and national training center does not meet the conditions to be considered a variable interest entity in accordance with FIN 46.

     A director of the Company is President of ILC. See Note 14 of Notes to Consolidated Financial Statements for information regarding the sale of substantially all of the assets of TIFS to ILC.

     Investment in Lease Residuals - The Company participates in a Remarketing and Agency Agreement ("Agreement") with ILC whereby the Company obtains rights to 50% of lease residual values for services rendered in connection with locating the lessee, selling the equipment to ILC and agreeing to assist in remarketing the used equipment.

     During fiscal 2003, 2002 and 2001, the Company sold equipment and related support services to ILC, for lease to ILC's customers, in amounts of $19.5 million, $32.6 million and $2.3 million, respectively.

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

     The carrying value of investments in lease residuals is $0.9 million as of January 5, 2004 and 2003 and is included in long-term net investment in leases. Investments in lease residuals are evaluated on a quarterly basis, and are subject only to downward market adjustments until ultimately realized through a sale or re-lease of the equipment.

16.  Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)                                      Fiscal Years
                                          ----------------------------------
                                            2003         2002         2001
                                          --------  --------------  --------
Interest paid                             $   387   $         556   $ 2,181
                                          ========  ==============  ========
Income taxes paid                         $ 1,342   $      10,623   $ 3,661
                                          ========  ==============  ========
Additions to goodwill for adjustments
  to acquisition assets and intangibles   $   322   $       2,014   $ 1,788
                                          ========  ==============  ========

Business combinations accounted
for as purchases:
  Assets acquired                         $12,070   $       2,099   $14,153
  Liabilities assumed                      (4,387)           (260)   (4,854)
  Notes payable issued                     (1,825)           (184)   (1,328)
                                          --------  --------------  --------
Net cash paid                             $ 5,858   $       1,655   $ 7,971
                                          ========  ==============  ========

17.  Treasury  Stock

     During fiscal 2003, the Company's Board of Directors authorized a program to repurchase up to 1.1 million shares of the Company's outstanding common stock at market price. During fiscal 2003, the Company repurchased 383,000 shares of common stock at a cost of $4.1 million. This repurchase program expires June 1, 2004.

     During fiscal 2002, the Company's Board of Directors authorized a program to repurchase up to 350,000 shares of the Company's outstanding common stock at market price. During fiscal 2002, the Company repurchased 280,000 shares of common stock at a cost of $3.4 million.

     During fiscal 2001, the Company's Board of Directors authorized a program to repurchase up to 100,000 shares of the Company's outstanding stock at market price. During fiscal 2001, the Company repurchased 44,000 shares of common stock at a cost of $0.5 million.

18.  Dividends

     On August 7, 2003, the Company paid a one-time cash dividend of $9.8 million or $0.80 per share to shareholders of record as of July 28, 2003.


19.  Stockholders'  Equity  and  Stock  Option  Plans

     On March 27, 2002, the Company adopted the 2002 Non-Qualified and Incentive Stock Option Plan and it was approved by the shareholders on June 13, 2002. The Company's 2002 Non-Qualified and Incentive Stock Option Plan provides certain employees of the Company with options to purchase common stock of the Company through options at an exercise price equal to the market value on the date of grant. The maximum aggregate number of shares which may be optioned and sold under the plan is 3,410,905. The plan will terminate ten years from the date of adoption. Stock options granted under the plan are exercisable in accordance with various terms as authorized by the Compensation Committee. To the extent not exercised, options will expire not more than ten years after the date of grant.

     On March 27, 2002, the Company adopted the 2002 Outside Directors' Stock Option Plan and it was approved by the shareholders on June 13, 2002. The Company's 2002 Outside Directors' Stock Option Plan provides outside directors of the Company with options to purchase common stock of the Company at an exercise price equal to the market value of the shares at the date of grant. The maximum aggregate number of shares which may be optioned and sold under the plan is 106,356. The plan will terminate ten years from the date of adoption. Pursuant to the plan, an option to purchase 10,000 shares of common stock will automatically be granted on the first day of the initial term of a director. An additional 2,500 shares of common stock will automatically be granted to an eligible director upon the first day of each consecutive year of service on the board. Options may be exercised after one year from the date of grant for not more than one-third of the shares subject to the option and an additional one-third of the shares subject to the option may be exercised for each of the next two years thereafter. To the extent not exercised, options will expire five years after the date of grant.

     The following summarizes the stock option transactions under the plans for the three fiscal years ended January 5, 2004:


                                                 Weighted Average
                                       Shares     Exercise price
                                     ----------  -----------------
Options outstanding January 5, 2001  1,635,394   $           15.16
  Granted                              821,576               13.76
  Exercised                           (115,368)              10.33
  Forfeitures                         (422,952)              15.79
                                     ----------
Options outstanding January 5, 2002  1,918,650               14.64
  Granted                              345,305               13.98
  Exercised                            (61,308)              13.61
  Forfeitures                         (234,108)              14.79
                                     ----------
Options outstanding January 5, 2003  1,968,539               14.43
  Granted                              537,360                9.75
  Exercised                            (55,509)               8.54
  Forfeitures                         (382,872)              14.47
                                     ----------
Options outstanding January 5, 2004  2,067,518               13.41
                                     ==========

     The following summarizes options outstanding and exercisable at January 5, 2004:

                             Options  Outstanding                      Options Exercisable
                  ---------------------------------------------  ----------------------------
                  Number       Weighted Avg.                      Number
Range of          Outstanding  Remaining         Weighted Avg.    Exercisable  Weighted Avg.
Exercise Prices   at 1/5/04    Contractual Life  Exercise Price   at 1/5/04    Exercise Price
---------------------------------------------------------------  ----------------------------
2.83 to $5.65         19,125              1.00  $          4.54       19,125  $          4.54
5.66 to $8.48        211,950              3.80  $          6.93       39,050  $          6.29
8.49 to $11.30       238,407              3.30  $         10.17      188,813  $         10.09
11.31 to $14.13      628,436              2.30  $         12.99      525,362  $         13.07
14.14 to $16.95      685,011              3.10  $         14.89      461,360  $         14.86
16.96 to $19.78      199,589              3.20  $         17.67      126,891  $         17.65
19.79 to $22.60       85,000              0.10  $         21.78       85,000  $         21.78
                  -----------                                    -----------
                   2,067,518                                       1,445,601
                  ===========                                    ===========

     The weighted average fair value at date of grant for options granted during fiscal 2003, 2002 and 2001 was $4.09, $4.56 and $6.05, respectively.

     The unissued preferred stock carries certain voting rights and has preferences with respect to dividends and liquidation proceeds.


20.  Litigation

     During fiscal 2003, 2002 and fiscal 2001, the Company made litigation settlement payments of $ 0.2 million, $0.3 million and $1.0 million, respectively.

     There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

21.  Segment  Information  and  Concentrations

     Segment Information - The Company operates in three industry segments: products, services and leasing.

     The products segment is comprised of the sale of a broad range of desktop computer equipment, including servers, infrastructure and peripherals.

     The services segment entails providing information technology services which support such computer products. As a service solution provider, the Company offers three groups of services: enterprise consulting, infrastructure solutions, and lifecycle services. The enterprise consulting group offerings consist of: e-solutions, infrastructure solutions, business intelligence solutions, business process re-engineering solutions, customer relationship management solutions, and value chain management solutions. The infrastructure solutions group offerings consist of: internetworking, wireless solutions, midrange platform, storage, thin client, and managed services. Pomeroy's lifecycle services group offers the following comprehensive portfolio of services: strategic sourcing, integration and distribution logistics, implementation services, technical support services, and technology disposition.

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

     During the first quarter of fiscal 2003, the Company revised its segment methodologies for allocating operating expenses between segments to reflect ongoing changes in the operating activities giving rise to such expenses. This change resulted in a decrease of approximately $6.0 million year-to-date of allocated operating expenses to the product segment and a corresponding increase by the same amount to the services segment. In addition, the Company revised its allocation of assets between segments to reflect the use of assets in those segments. The assets affected were principally goodwill, tax-related assets and equipment and leasehold improvements.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)


                                              Fiscal 2003
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenue                        $ 470,336  $ 127,905  $    182  $     598,423
Income from operations         $   8,167  $   6,512  $    127  $      14,806
Total assets                   $ 169,461  $  92,211  $  7,527  $     269,199
Capital expenditures           $     833  $     837  $      -  $       1,670

                                              Fiscal 2002
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenue                        $ 568,194  $ 131,293  $  3,313  $     702,800
Income from operations         $   5,773  $  15,116  $  1,340  $      22,229
Total assets                   $ 188,937  $  52,424  $  7,134  $     248,495
Capital expenditures           $   5,379  $   2,357  $     84  $       7,820
Depreciation and amortization  $   5,260  $     881  $    229  $       6,370

                                             Fiscal 2001
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenue                        $ 658,854  $ 140,466  $  9,894  $     809,214
Income from operations         $   3,481  $   8,537  $  2,323  $      14,341
Total assets                   $ 215,181  $  61,090  $ 65,447  $     341,718
Capital expenditures           $   4,101  $     610  $    540  $       5,251
Depreciation and amortization  $   9,322  $   2,228  $    977  $      12,527

     Concentrations - During fiscal 2003, 2002 and 2001 approximately 20.9%, 28.1% and 24.1%, respectively, of the Company's total net sales and revenues were derived from its top ten customers.

     During fiscal 2003, 2002 and fiscal 2001, no customer accounted for more than 10% of the Company's net sales and revenues for either the products or services segments.