Form 10-Q
period 2004-04-05
POMEROY IT SOLUTIONS INC
filed 2004-05-17
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to

Commission file number 0-20022


                           POMEROY IT SOLUTIONS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                 31-1227808
--------                                                 ----------
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

The number of shares of common stock outstanding as of April 30, 2004 was 12,257,752

                            POMEROY IT SOLUTIONS, INC.

                                 TABLE OF CONTENTS


Part I.   Financial Information

          Item 1.                Financial Statements:                      Page
                                                                            ----

                                 Consolidated Balance Sheets as of April       3
                                 5, 2004 (Unaudited) and January 5, 2004

                                 Consolidated Statements of Income for
                                 the Three Months Ended April 5, 2004          5
                                 and 2003 (Unaudited)

                                 Consolidated Statements of Cash Flows         6
                                 for the Three Months Ended April 5, 2004 and 2003 (Unaudited)

                                 Notes to Consolidated Financial               7
                                 Statements (Unaudited)

          Item 2.                Management's Discussion and Analysis of      12
                                 Financial Condition and Results of
                                 Operations

          Item 3.                Quantitative and Qualitative Disclosure      17
                                 about Market Risk

          Item 4.                Controls and Procedures                      17

Part II.  Other Information                                                   18

SIGNATURES                                                                    20

                           POMEROY IT SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS


(in thousands)                                            April 5,    January 5,
                                                            2004         2004
                                                        ------------  -----------
                                                        (unaudited)
ASSETS

Current Assets:
Cash and cash equivalents. . . . . . . . . . . . . . .  $     48,633  $    40,200

Accounts receivable:
    Trade, less allowance of  $2,556 at April 5, 2004
        and January 5, 2004. . . . . . . . . . . . . .        99,961      111,324
    Vendor receivables, less allowance of $100 at
        April 5, 2004 and January 5, 2004. . . . . . .         4,032        7,226
    Net investment in leases . . . . . . . . . . . . .         2,491        2,056
    Other. . . . . . . . . . . . . . . . . . . . . . .         2,117        2,043
                                                        ------------  -----------
         Total receivables . . . . . . . . . . . . . .       108,601      122,649
                                                        ------------  -----------

Inventories. . . . . . . . . . . . . . . . . . . . . .        22,158       12,453
Other. . . . . . . . . . . . . . . . . . . . . . . . .         4,968        5,193
                                                        ------------  -----------
         Total current assets. . . . . . . . . . . . .       184,360      180,495
                                                        ------------  -----------

Equipment and leasehold improvements:
   Furniture, fixtures and equipment . . . . . . . . .        29,908       29,517
   Leasehold Improvements. . . . . . . . . . . . . . .         6,332        6,438
                                                        ------------  -----------
         Total . . . . . . . . . . . . . . . . . . . .        36,240       35,955

   Less accumulated depreciation . . . . . . . . . . .        20,392       19,696
                                                        ------------  -----------
         Net equipment and leasehold improvements. . .        15,848       16,259
                                                        ------------  -----------

Net investment in leases, net of current portion . . .         2,781        2,935
Goodwill . . . . . . . . . . . . . . . . . . . . . . .        67,910       67,664
Intangible assets, net . . . . . . . . . . . . . . . .           496          436
Other assets . . . . . . . . . . . . . . . . . . . . .         1,490        1,410
                                                        ------------  -----------
         Total assets. . . . . . . . . . . . . . . . .  $    272,885  $   269,199
                                                        ============  ===========

                 See notes to consolidated financial statements.

                                POMEROY IT SOLUTIONS, INC.

                                CONSOLIDATED BALANCE SHEETS

(in thousands)                                                     April 5,    January 5,
                                                                     2004         2004
                                                                 ------------  -----------
                                                                 (unaudited)
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of notes payable. . . . . . . . . . . . . . . .  $        913  $       912
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .        50,615       50,051
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .         3,082        3,988
Other current liabilities . . . . . . . . . . . . . . . . . . .        10,814        8,758
                                                                 ------------  -----------
       Total current liabilities. . . . . . . . . . . . . . . .        65,424       63,709
                                                                 ------------  -----------

Notes payable, less current portion . . . . . . . . . . . . . .           250          913
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .         4,818        4,780
 Commitments and contingencies

 Equity:
   Preferred stock,  $.01 par value; authorized 2,000 shares,
      (no shares issued or outstanding) . . . . . . . . . . . .             -            -
   Common stock, $.01 par value; authorized 20,000 shares,
      (12,990 and 12,943 shares issued at April 5, 2004 and
      January 5, 2004, respectively). . . . . . . . . . . . . .           130          130
   Paid-in-capital. . . . . . . . . . . . . . . . . . . . . . .        83,016       82,696
   Retained earnings. . . . . . . . . . . . . . . . . . . . . .       127,526      125,250
                                                                 ------------  -----------
                                                                      210,672      208,076
    Less treasury stock, at cost ( 738 shares at April 5, 2004
     and January 5, 2004, respectively) . . . . . . . . . . . .         8,279        8,279
                                                                 ------------  -----------
         Total equity . . . . . . . . . . . . . . . . . . . . .       202,393      199,797
                                                                 ------------  -----------
         Total liabilities and equity . . . . . . . . . . . . .  $    272,885  $   269,199
                                                                 ============  ===========

                    See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except earnings per share data)      Three Months Ended
                                                --------------------------
                                                  April 5,      April 5,
                                                    2004          2003
                                                ------------  ------------
                                                (unaudited)   (unaudited)
Net sales and revenues:
 Sales-equipment, supplies and leasing . . . .  $   124,599   $    99,986
 Service . . . . . . . . . . . . . . . . . . .       30,615        29,992
                                                ------------  ------------
    Total net sales and revenues . . . . . . .      155,214       129,978
                                                ------------  ------------

Cost of sales and service:
 Sales-equipment, supplies and leasing . . . .      114,573        92,070
 Service . . . . . . . . . . . . . . . . . . .       22,272        21,531
                                                ------------  ------------
    Total cost of sales and service. . . . . .      136,845       113,601
                                                ------------  ------------

         Gross profit. . . . . . . . . . . . .       18,369        16,377
                                                ------------  ------------

Operating expenses:
   Selling, general and administrative . . . .       12,967        11,687
   Rent expense. . . . . . . . . . . . . . . .          768           787
   Depreciation. . . . . . . . . . . . . . . .          889         1,165
   Amortization. . . . . . . . . . . . . . . .           40           224
                                                ------------  ------------
         Total operating expenses. . . . . . .       14,664        13,863
                                                ------------  ------------

Income from operations . . . . . . . . . . . .        3,705         2,514
                                                ------------  ------------

Other expense (income):
   Interest, net . . . . . . . . . . . . . . .          (12)           67
   Other . . . . . . . . . . . . . . . . . . .            2           (22)
                                                ------------  ------------
         Total other expense (income). . . . .          (10)           45
                                                ------------  ------------

   Income  before income tax . . . . . . . . .        3,715         2,469
Income tax expense . . . . . . . . . . . . . .        1,439           963
                                                ------------  ------------

   Net income. . . . . . . . . . . . . . . . .  $     2,276   $     1,506
                                                ============  ============

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . . . . . .       12,231        12,451
                                                ============  ============
   Diluted . . . . . . . . . . . . . . . . . .       12,401        12,465
                                                ============  ============

Earnings per common share:
   Basic . . . . . . . . . . . . . . . . . . .  $      0.19   $      0.12
                                                ============  ============
   Diluted . . . . . . . . . . . . . . . . . .  $      0.18   $      0.12
                                                ============  ============

             See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                          Three Months Ended
                                                    --------------------------
                                                      April 5,      April 5,
                                                        2004          2003
                                                    ------------  ------------
                                                    (unaudited)   (unaudited)
Cash Flows from operating activities:
   Net income. . . . . . . . . . . . . . . . . . .  $     2,276   $     1,506
   Adjustments to reconcile net income to net cash
from operating activities:
   Depreciation. . . . . . . . . . . . . . . . . .          889         1,163
   Amortization. . . . . . . . . . . . . . . . . .           40           224
   Deferred income taxes . . . . . . . . . . . . .          197          (672)
   Loss on sale of fixed assets. . . . . . . . . .            3             -
Changes in working capital accounts, net of
effects of acquisitions:
      Accounts receivable. . . . . . . . . . . . .       14,480        20,345
      Inventories. . . . . . . . . . . . . . . . .       (9,932)        1,419
      Prepaids . . . . . . . . . . . . . . . . . .          225         4,887
      Net investment in leases . . . . . . . . . .         (281)          427
      Accounts payable . . . . . . . . . . . . . .          564           612
      Deferred revenue . . . . . . . . . . . . . .         (906)           66
      Income tax payable . . . . . . . . . . . . .          363             -
      Other, net . . . . . . . . . . . . . . . . .        1,546           808
                                                    ------------  ------------
   Net operating activities. . . . . . . . . . . .        9,464        30,785
                                                    ------------  ------------
Cash Flows from investing activities:
   Capital expenditures. . . . . . . . . . . . . .         (251)         (788)
   Proceeds from sale of fixed assets. . . . . . .            -             1
   Acquisition of businesses, net of
      cash acquired. . . . . . . . . . . . . . . .         (438)       (3,184)
                                                    ------------  ------------
   Net investing activities. . . . . . . . . . . .         (689)       (3,971)
                                                    ------------  ------------
Cash Flows from financing activities:
   Payments of notes payable . . . . . . . . . . .         (662)            -
   Proceeds from exercise of stock options
     and related tax benefit . . . . . . . . . . .          320            34
   Purchase of treasury stock. . . . . . . . . . .            -          (770)
                                                    ------------  ------------
   Net financing activities. . . . . . . . . . . .         (342)         (736)
                                                    ------------  ------------

Increase in cash . . . . . . . . . . . . . . . . .        8,433        26,078
Cash and cash equivalents
   Beginning of period . . . . . . . . . . . . . .       40,200        32,505
                                                    ------------  ------------
   End of period . . . . . . . . . . . . . . . . .  $    48,633   $    58,583
                                                    ============  ============

            See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis  of  Presentation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the three month period ended April 5, 2004 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2005.

2.   Recent  Accounting  Pronouncements

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF No. 00-21 is effective for fiscal years beginning after June 15, 2003. Adoption of EITF No. 00-21 did not have any material impact on the Company's financial position or results of operations.

     In November 2002, the EITF reached a consensus on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002.

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

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption of FIN 46 did not have any impact on the Company's financial condition or results of operations.

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities under SFAS 133. The Company has adopted the provisions of SFAS 149 and they had no material impact on our financial position or results of operations.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as either debt or equity. The new Statement requires that those financial instruments be classified as liabilities in statements of financial position. The Company has adopted the provisions of SFAS 150 and they had no material impact on our financial position or results of operations.

3.   Cash  and  Bank  Notes  Payable

     The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as payment towards the Company's credit facility. As of April 5, 2004 and January 5, 2004, the Company did not have a balance outstanding under the Company's credit facility. This credit facility expires June 28, 2004. The Company is currently negotiating a new credit facility with terms sufficient for its financing needs and does not anticipate any problems securing a new credit facility before June 28, 2004.

4.   Stock-Based  Compensation

     The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", in the fall of 1995. The statement encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company adopted SFAS No. 123 for disclosure purposes and for non-employee stock options.

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per                       Three Months Ended April 5,
share amounts)                                    2004            2003
                                              -------------  ---------------

Net income - as reported                      $       2,276  $         1,506
Stock-based compensation expense-net of tax             539              552
                                              -------------  ---------------
Net income - pro forma                        $       1,737  $           954
                                              =============  ===============
Net income per common share - as reported
  Basic                                       $        0.19  $          0.12
                                              =============  ===============
  Diluted                                     $        0.18  $          0.12
                                              =============  ===============
Net income per common share - pro forma
  Basic                                       $        0.14  $          0.08
                                              =============  ===============
  Diluted                                     $        0.14  $          0.08
                                              =============  ===============

5.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                                    Three Months Ended April 5,
                    ---------------------------------------------------------
                            2004                             2003
                    -------------------------        ------------------------
                                   Per Share                       Per Share
                    Shares          Amount           Shares          Amount
                    ------        -----------        ------        ----------
Basic EPS           12,231        $     0.19         12,451        $     0.12
Effect of dilutive
  Stock options        170             (0.01)            14                 -
                    ------        -----------        ------        ----------
Diluted EPS         12,401        $     0.18         12,465        $     0.12
                    ======        ===========        ======        ==========

6.   Goodwill  and  Long-Lived  Assets

     Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company's intangible assets with definite lives as of April 5, 2004 and January 5, 2004:

(in thousands)                    Gross                      Net       Gross                      Net
                                Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                                 Amount    Amortization    Amount     Amount    Amortization    Amount
                                4/5/2004     4/5/2004     4/5/2004   1/5/2004     1/5/2004     1/5/2004
                                -----------------------------------  -----------------------------------
Amortized intangible assets:
  Covenants not-to-compete      $   1,894  $       1,669  $     225  $   1,844  $       1,650  $     194
  Customer lists                      677            406        271        627            385        242
  Total amortized intangibles   $   2,571  $       2,075  $     496  $   2,471  $       2,035  $     436
                                =========  =============  =========  =========  =============  =========

     Amortized intangible assets are being amortized over periods ranging from 3 to 15 years for covenants not-to-compete and 10 to 15 years for customer lists. The weighted average amortization period for all amortized intangible assets acquired in fiscal 2004 is 15 years. For the quarters ended April 5, 2004 and 2003, amortization expense related to intangible assets with definite lives was $40 and $224 thousand, respectively.

     Projected future amortization expense related to intangible assets with definite lives are as follows:

(in thousands)
Fiscal Years:
2004                  $106   April 6, 2004 - January 5, 2005
2005                    58
2006                    27
2007                    27
2008                    27
2009 and thereafter    251
                      ----
              Total   $496
                      ====

     The change of the net carrying amount of goodwill for the three months ended April 5, 2004 by segment are as follows:

(in thousands)                           Products   Services   Consolidated
                                         ---------  ---------  -------------
Net carrying amount as of 1/5/04         $  35,862  $  31,802  $      67,664
Goodwill recorded during first quarter         130        116            246
Net carrying amount as of 4/5/04         $  35,992  $  31,918  $      67,910
                                         =========  =========  =============

7.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                                          Three Months Ended April 5,
                                        -------------------------------
                                            2004             2003
                                        -------------  ----------------
Interest paid                           $          88  $            70
                                        =============  ================
Income taxes paid                       $         978  $           350
                                        =============  ================
Adjustments to purchase price
 of acquisition assets and intangibles  $          92  $         1,624
                                        =============  ================

Business combinations accounted for
as purchases:
  Assets acquired                       $         438  $         7,258
  Liabilities assumed                               -           (4,074)
                                        -------------------------------
  Net cash paid                         $         438  $         3,184
                                        ===============================

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

9.   Segment  Information

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                      Three Months Ended April 5, 2004
                               ----------------------------------------------
                               Products   Services    Leasing   Consolidated
                               ---------  ---------  ---------  -------------
Revenues                       $ 124,586  $  30,615  $      13  $     155,214
Income from operations             1,533      2,171          1          3,705
Total assets                     173,475     91,665      7,745        272,885
Capital expenditures                 137        114          -            251
Depreciation and amortization        505        423          1            929

                                      Three Months Ended April 5, 2003
                               ----------------------------------------------
                               Products   Services   Leasing    Consolidated
                               ---------  ---------  ---------  -------------
Revenues                       $  99,880  $  29,992  $     106  $     129,978
Income from operations             1,270      1,143        101          2,514
Total assets                     165,584     83,522      6,515        255,621
Capital expenditures                 382        406          -            788
Depreciation and amortization        756        631          -          1,387

10.  Merger

     On May 11, 2004, Pomeroy IT Solutions, Inc. announced that Pomeroy Acquisition Sub, Inc., a wholly owned subsidiary of Pomeroy ("PAS"), and Alternative Resources Corporation (OTCBB: ALRC) ("ARC") entered into an Agreement and Plan of Merger ("Agreement") pursuant to which PAS will be merged with and into ARC. The signing of the Agreement was announced in a joint news release by the parties on May 11, 2004.

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

RESULTS  OF  OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of income expressed as a percentage of net sales and revenues:

                                       Percentage of Net Sales and Revenues
          Financial Results                Three months ended April 5,
-------------------------------------  ------------------------------------
                                             2004               2003
                                       ----------------  ------------------

Net sales and revenues:
  Equipment, supplies and leasing                 80.3%               76.9%
  Service                                         19.7%               23.1%
                                       ----------------  ------------------
  Total net sales and revenues                   100.0%              100.0%
                                       ================  ==================

Cost of sales and servce:
  Equipment, supplies and leasing                 73.8%               70.8%
  Service                                         14.3%               16.6%
                                       ----------------  ------------------
    Total cost of sales and service               88.1%               87.4%
                                       ================  ==================

Gross profit:
  Equipment, supplies and leasing                  6.5%                6.1%
  Service                                          5.4%                6.5%
                                       ----------------  ------------------
    Total gross profit                            11.9%               12.6%
                                       ================  ==================

Operating expenses:
  Selling, general and administrative              8.4%                9.0%
  Rent                                             0.5%                0.6%
  Depreciation                                     0.6%                0.9%
  Amortization                                     0.0%                0.2%
                                       ----------------  ------------------
    Total operating expenses                       9.5%               10.7%
                                       ================  ==================

Income from operations                             2.4%                1.9%

Net other expense                                  0.0%                0.0%

Income before income tax                           2.4%                1.9%
Income tax expense                                 0.9%                0.7%
                                       ----------------  ------------------
Net income                                         1.5%                1.2%
                                       ================  ==================

                           POMEROY IT SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues increased $25.2 million, or 19.4%, to $155.2 million in the first quarter of fiscal 2004 from $130.0 million in the first quarter of fiscal 2003. This increase was primarily a result of increased, industry-wide technology spending. Excluding acquisitions completed in fiscal year 2003, total net sales and revenues increased 12.4%. Products and leasing sales increased $24.6 million, or 24.6% to $124.6 million in the first quarter of fiscal 2004 from $100.0 million in the first quarter of fiscal 2003. Excluding acquisitions completed in fiscal year 2003, products and leasing sales increased 16.1%. Service revenues increased $0.6 million, or 2.1%, to $30.6 million in the first quarter of fiscal 2004 from $30.0 million in the first quarter of fiscal year 2003. Excluding acquisitions completed in fiscal year 2003, service revenues increased 0.04%.

GROSS PROFIT. Gross profit increased $2.0 million, or 12.2%, to $18.4 million in the first quarter of fiscal 2004 from $16.4 million in the first quarter of fiscal 2003. The increase was primarily due to increased product sales offset somewhat by lower service gross profit margins in 2004. Gross profit, as a percentage of revenue, decreased to 11.9% in the first quarter of fiscal 2004 as compared to 12.6% in the first quarter of fiscal 2003. This decrease in gross margin resulted primarily from the decrease in service margins, decrease in service revenues as a percentage of total revenues and the decrease in service gross margin as a percentage of total gross margin. The decrease in service margins was offset by an increase in product margins enhanced somewhat by the adoption of EITF 02-16. As a consequence of adopting EITF 02-16, the Company recorded approximately $265 thousand during the first quarter of fiscal 2004 of vendor considerations as a reduction of product cost of sales, which would previously have been recorded as a reduction of selling, general and administrative expenses. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 11.7% during the first quarter of fiscal 2004 compared to 12.6% during the first quarter of fiscal 2003. The non-GAAP gross profit margin is included in this discussion to provide meaningful comparison to prior periods. On a forward looking basis, the Company expects to be aggressive in product and service pricing in order to gain existing market share which will have a continued unfavorable impact on overall gross margin. Additionally, the Company expects to continue increasing the breadth and depth of its service offerings, which will have a continued impact on service gross margin. Factors that may have an impact on gross margin in the future include the continued changes in hardware margins, change in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and the Company's decision to aggressively price certain products and services.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues decreased to 8.9% in the first quarter of fiscal 2004 from 9.6% in the first quarter of fiscal 2003. This decrease is primarily a result of higher net sales and revenues. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 9.5% in the first quarter of fiscal 2004 from 10.7% in the first quarter of fiscal 2003. This decrease is primarily the result of higher net sales and revenues. As a result of adopting EITF 02-16, the Company reclassified approximately $265 thousand of vendor consideration to a reduction of cost of sales, which would previously have been recorded as a reduction of selling, general and administrative expenses. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, operating expenses would have been 9.6% during the first quarter of fiscal 2004 as compared to 10.7% during the first quarter of fiscal 2003. This non-GAAP measurement is included to provide a more meaningful comparison to prior periods.

INCOME FROM OPERATIONS. Income from operations increased $1.2 million, or 47.4%, to $3.7 million in the first quarter of fiscal 2004 from $2.5 million in the first quarter of fiscal 2003. The Company's operating margin increased to 2.4% in the first quarter of fiscal 2004 as compared to 1.9% in the first quarter of fiscal 2003. This increase is primarily due to higher net sales and revenues.

INTEREST INCOME/EXPENSE. Net interest income was $0.012 million during first quarter of fiscal 2004 as compared to net interest expense of $0.07 million during first quarter of fiscal 2003. This decrease in interest expense was a result of improved net cash flow and interest income earned on cash balances.

INCOME TAXES. The Company's effective tax rate was 38.7% in the first quarter of fiscal 2004 compared to 39.0% in the first quarter of fiscal 2003.

NET INCOME. Net income increased $0.8 million, or 51.1%, to $2.3 million in the first three months of fiscal 2004 from $1.5 million in the first three months of fiscal 2003 due to the factors described above.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $9.5 million in the first three months of fiscal 2004. Cash used in investing activities was $0.7 million, which included $0.4 million for prior year acquisitions and $0.3 million for capital expenditures. Cash used in financing activities was $0.4 million, which included $0.7 million for payments of notes payable offset by $0.3 million of proceeds from exercise of stock options.

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At April 5, 2004, these lines of credit totaled $84.0 million, including $72.0 million with GE Commercial Distribution Finance ("GECDF") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes.
Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

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

At April 5, 2004, the Company did not have a balance outstanding under the working capital and cash flow components under this facility. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants. Currently, the company is in compliance with all financial covenants.

The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company's capital requirements for the next twelve months. Historically, the Company has financed acquisitions using a combination of cash, earn outs, shares of its Common Stock and seller financing. Other than the merger of Alternative Resources Corporation with an into Pomeroy Acquisition Sub, Inc., a wholly owned subsidiary of the Company, as announced on May 11, 2004 which the Company anticipates will be finance using cash only, the Company anticipates that future acquisitions will be financed in a similar manner.

Aggregated information about the Company's contractual obligations and other off balance sheet commitments as of April 5, 2004 are presented in the following table:

                                                                                 MORE THAN
                            TOTAL   YEAR 1   YEAR 2   YEAR 3   YEAR 4   YEAR 5    5 YEARS
                           -------  -------  -------  -------  -------  -------  ---------
Acquisition notes          $ 1,163  $   913  $   250  $     -  $     -  $     -  $       -
Operating leases            14,348    3,009    3,634    2,302    1,709    1,520      2,174
                           -------  -------  -------  -------  -------  -------  ---------
Total contractual
cash obligations           $15,511  $ 3,922  $ 3,884  $ 2,302  $ 1,709  $ 1,520  $   2,174
                           =======  =======  =======  =======  =======  =======  =========

The operating leases, shown above, are not recorded on the consolidated balance sheet. Operating leases are utilized in the normal course of business.

Item 3-Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to interest rate risk primarily through its credit facility with GECDF. Due to the Company's current cash position, the Company did not experience a material impact from interest rate risk for the first quarter of fiscal 2004.

Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.


Item 4-Controls and Procedures

As of April 5, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to April 5, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls.

                             PART II - OTHER INFORMATION

Item 1-Legal Proceedings

There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2-Changes in Securities and Use of Proceeds. . . . . . . . . . .   None

Item 3-Defaults Upon Senior Securities. . . . . . . . . . . . . . . .   None

Item 4-Submission of Matters to a Vote of Security Holders. . . . . .   None

Item 5-Other Information. . . . . . . . . . . . . . . . . . . . . . .   None

Item 6-Exhibits and Reports on Form 8-K

     (a)  Reports on Form 8-K
          On February 23, 2004, Pomeroy IT Solutions, Inc. announced that it was recognized by Cisco Systems, Inc., during the Cisco annual Partner Summit, in Honolulu, Hawaii, as the Direct Value Added Reseller (DVAR) of the Year in the Southeast Region. The Cisco DVAR Awards are conferred to partners who meet and score the highest on a specific set of requirements that are designed to identify the best channel partners. These include customer satisfaction, year over year growth of Cisco sales and Advanced Technologies sales as a percentage of overall bookings and compliance with the Cisco Channel Partner Program.

          On May 11, 2004, Pomeroy IT Solutions, Inc. announced that Pomeroy Acquisition Sub, Inc., a wholly owned subsidiary of Pomeroy ("PAS"), and Alternative Resources Corporation ("ARC") entered into an Agreement and Plan of Merger pursuant to which PAS will be merged with and into ARC.

     (b)  Exhibits

          10(I) Agreement and Plan of Merger by and between Pomeroy Acquisition Sub, Inc., a wholly owned subsidiary of Pomeroy, and Alternative Resources Corporation, dated May 11, 2004.
          10(ii) Lockup and Purchase Agreement by and between Pomeroy IT Solutions, Inc., a Delaware corporation ("Parent"), and Wynnchurch Capital Partners, L.P. ("Wynnchurch US"), a Delaware limited partnership, Wynnchurch Capital Partners Canada, L.P. ("Wynnchurch Canada"), an Alberta, Canada limited partnership and Wynnchurch Capital, Ltd., a Delaware corporation (Wynnchurch US, Wynnchurch Canada and Wynnchurch Capital, Ltd. are collectively "Wynnchurch"), dated May 11, 2004.
          10 (iii)  Material Employee Benefit and Other Agreements

                    (j)(8) Amended and restated employment agreement by and between Pomeroy IT Solutions, Inc. and David B. Pomeroy, II, dated January 6, 2004.
                    (j)(9) Amended and restated employment agreement by and between Pomeroy IT Solutions, Inc. and Stephen E. Pomeroy, dated January 6, 2004.
          31.1      Section 302 CEO Certification

          31.2      Section 302 CFO Certification

          32.1      Section 906 CEO Certification

          32.2      Section 906 CFO Certification

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

                                      POMEROY IT SOLUTIONS, INC.
                                      --------------------------
                                            (Registrant)

Date: May 17, 2004                    By:/s/ Michael E. Rohrkemper
                                      --------------------------------------
                                      Michael E. Rohrkemper
                                      Chief Financial Officer and
                                      Chief Accounting Officer