Form 10-Q
period 2004-07-05
POMEROY IT SOLUTIONS INC
filed 2004-08-16
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2004

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

The number of shares of common stock outstanding as of August 5, 2004 was 12,239,459

                           POMEROY IT SOLUTIONS, INC.

                                TABLE OF CONTENTS

Part I.    Financial Information

           Item 1.                Financial Statements:                     Page
                                                                            ----
                                  Consolidated Balance Sheets as of July       3
                                  5, 2004 (Unaudited) and January 5, 2004

                                  Consolidated Statements of Income for        5
                                  the Three Months Ended July 5, 2004 and
                                                          2003 (Unaudited)

                                  Consolidated Statements of Income for        6
                                  the Six Months Ended July 5, 2004 and
                                                          2003 (Unaudited)

                                  Consolidated Statements of Cash Flows        7
                                  for the Six Months Ended July 5, 2004
                                  and 2003 (Unaudited)

                                  Notes to Consolidated Financial              8
                                  Statements (Unaudited)

           Item 2.                Management's Discussion and Analysis of     14
                                  Financial Condition and Results of
                                  Operations

           Item 3.                Quantitative and Qualitative Disclosure     19
                                  about Market Risk

           Item 4.                Controls and Procedures                     19

Part II.   Other Information                                                  20

SIGNATURE                                                                     22

                           POMEROY IT SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

(in thousands)                                           July 5,     January 5,
                                                           2004         2004
                                                       ------------  -----------
                                                       (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents . . . . . . . . . . . . . .  $     45,373  $    40,200
                                                       ------------  -----------

Accounts receivable:
    Trade, less allowance of  $2,556 at July 5, 2004
        and January 5, 2004 . . . . . . . . . . . . .       111,779      111,324
    Vendor receivables, less allowance of $100 at
        July 5, 2004 and January 5, 2004. . . . . . .         4,491        7,226
    Net investment in leases. . . . . . . . . . . . .         4,427        2,056
    Other . . . . . . . . . . . . . . . . . . . . . .         1,668        2,043
                                                       ------------  -----------
        Total receivables . . . . . . . . . . . . . .       122,365      122,649
                                                       ------------  -----------

Inventories . . . . . . . . . . . . . . . . . . . . .        17,710       12,453
Other . . . . . . . . . . . . . . . . . . . . . . . .         5,655        5,193
                                                       ------------  -----------
        Total current assets. . . . . . . . . . . . .       191,103      180,495
                                                       ------------  -----------

Equipment and leasehold improvements:
   Furniture, fixtures and equipment. . . . . . . . .        29,967       29,517
   Leasehold Improvements . . . . . . . . . . . . . .         6,384        6,438
                                                       ------------  -----------
        Total . . . . . . . . . . . . . . . . . . . .        36,351       35,955

   Less accumulated depreciation. . . . . . . . . . .        20,467       19,696
                                                       ------------  -----------
        Net equipment and leasehold improvements. . .        15,884       16,259
                                                       ------------  -----------

Net investment in leases, net of current portion. . .         2,292        2,935
Goodwill. . . . . . . . . . . . . . . . . . . . . . .        68,035       67,664
Intangible assets, net. . . . . . . . . . . . . . . .           457          436
Other assets. . . . . . . . . . . . . . . . . . . . .         1,757        1,410
                                                       ------------  -----------
        Total assets. . . . . . . . . . . . . . . . .  $    279,528  $   269,199
                                                       ============  ===========

                 See notes to consolidated financial statements.

                                POMEROY IT SOLUTIONS, INC.

                               CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)                             July 5,     January 5,
                                                                    2004         2004
                                                                ------------  -----------
                                                                (unaudited)
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of notes payable . . . . . . . . . . . . . . .  $        912  $       912
Accounts payable . . . . . . . . . . . . . . . . . . . . . . .        55,383       50,051
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .         3,080        3,988
Other current liabilities. . . . . . . . . . . . . . . . . . .         9,703        8,758
                                                                ------------  -----------
      Total current liabilities. . . . . . . . . . . . . . . .        69,078       63,709
                                                                ------------  -----------

Notes payable, less current portion. . . . . . . . . . . . . .           250          913
Deferred income taxes. . . . . . . . . . . . . . . . . . . . .         4,834        4,780
Commitments and contingencies

Equity:
   Preferred stock,  $.01 par value; authorized 2,000 shares,
      (no shares issued or outstanding). . . . . . . . . . . .             -            -
   Common stock, $.01 par value; authorized 20,000 shares,
      (13,017 and 12,943 shares issued at July 5, 2004 and
      January 5, 2004, respectively) . . . . . . . . . . . . .           130          130
   Paid-in-capital . . . . . . . . . . . . . . . . . . . . . .        83,252       82,696
   Retained earnings . . . . . . . . . . . . . . . . . . . . .       130,612      125,250
                                                                ------------  -----------
                                                                     213,994      208,076
   Less treasury stock, at cost ( 768 and 738 shares at
     July 5, 2004 and January 5, 2004, respectively) . . . . .         8,628        8,279
                                                                ------------  -----------
         Total equity. . . . . . . . . . . . . . . . . . . . .       205,366      199,797
         Total liabilities and equity. . . . . . . . . . . . .  $    279,528  $   269,199
                                                                ============  ===========

                 See notes to consolidated financial statements.

                  POMEROY IT SOLUTIONS, INC.
                CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)        Three Months Ended
                                         --------------------------
                                           July 5,       July 5,
                                             2004          2003
                                         ------------  ------------
                                         (unaudited)   (unaudited)
Net sales and revenues:
 Sales-equipment, supplies and leasing.  $   143,722   $   116,195
 Service. . . . . . . . . . . . . . . .       34,433        31,157
                                         ------------  ------------
    Total net sales and revenues. . . .      178,155       147,352
                                         ------------  ------------

Cost of sales and service:
 Sales-equipment, supplies and leasing.      133,444       107,291
 Service. . . . . . . . . . . . . . . .       24,980        22,744
                                         ------------  ------------
    Total cost of sales and service . .      158,424       130,035
                                         ------------  ------------

         Gross profit . . . . . . . . .       19,731        17,317
                                         ------------  ------------

Operating expenses:
   Selling, general and administrative.       12,785        11,958
   Rent expense . . . . . . . . . . . .          777           809
   Depreciation . . . . . . . . . . . .        1,027         1,250
   Amortization . . . . . . . . . . . .           39            73
                                         ------------  ------------
         Total operating expenses . . .       14,628        14,090
                                         ------------  ------------

Income from operations. . . . . . . . .        5,103         3,227
                                         ------------  ------------

Other expense (income):
   Interest, net. . . . . . . . . . . .          (19)          (81)
   Other. . . . . . . . . . . . . . . .           21             8
                                         ------------  ------------
         Total other expense (income) .            2           (73)
                                         ------------  ------------

Income  before income tax . . . . . . .        5,101         3,300
Income tax expense. . . . . . . . . . .        2,015         1,287
                                         ------------  ------------

   Net income . . . . . . . . . . . . .  $     3,086   $     2,013
                                         ============  ============

Weighted average shares outstanding:
   Basic. . . . . . . . . . . . . . . .       12,258        12,346
                                         ============  ============
   Diluted. . . . . . . . . . . . . . .       12,401        12,379
                                         ============  ============

Earnings per common share:
   Basic. . . . . . . . . . . . . . . .  $      0.25   $      0.16
                                         ============  ============
   Diluted. . . . . . . . . . . . . . .  $      0.25   $      0.16
                                         ============  ============

                 See notes to consolidated financial statements.

                   POMEROY IT SOLUTIONS, INC.
                CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)         Six Months Ended
                                         --------------------------
                                           July 5,       July 5,
                                             2004          2003
                                         ------------  ------------
                                         (unaudited)   (unaudited)
Net sales and revenues:
 Sales-equipment, supplies and leasing.  $   268,321   $   216,181
 Service. . . . . . . . . . . . . . . .       65,048        61,149
                                         ------------  ------------
    Total net sales and revenues. . . .      333,369       277,330
                                         ------------  ------------

Cost of sales and service:
 Sales-equipment, supplies and leasing.      248,017       199,361
 Service. . . . . . . . . . . . . . . .       47,252        44,275
                                         ------------  ------------
    Total cost of sales and service . .      295,269       243,636
                                         ------------  ------------
                                         ------------  ------------
         Gross profit . . . . . . . . .       38,100        33,694
                                         ------------  ------------

Operating expenses:
   Selling, general and administrative.       25,752        23,448
   Rent expense . . . . . . . . . . . .        1,545         1,595
   Depreciation . . . . . . . . . . . .        1,916         2,414
   Amortization . . . . . . . . . . . .           79           296
   Provision for doubtful accounts. . .            -           200
                                         ------------  ------------
         Total operating expenses . . .       29,292        27,953
                                         ------------  ------------

Income from operations. . . . . . . . .        8,808         5,741
                                         ------------  ------------

Other expense (income):
   Interest . . . . . . . . . . . . . .          (31)          (15)
   Miscellaneous. . . . . . . . . . . .           23           (14)
                                         ------------  ------------
         Net other expense (income) . .           (8)          (29)
                                         ------------  ------------

Income  before income tax . . . . . . .        8,816         5,770
Income tax expense. . . . . . . . . . .        3,454         2,250
                                         ------------  ------------
   Net income . . . . . . . . . . . . .  $     5,362   $     3,520
                                         ============  ============

Weighted average shares outstanding:
   Basic. . . . . . . . . . . . . . . .       12,245        12,399
                                         ============  ============
   Diluted. . . . . . . . . . . . . . .       12,362        12,422
                                         ============  ============

Earnings per common share:
   Basic. . . . . . . . . . . . . . . .  $      0.44   $      0.28
                                         ============  ============
   Diluted. . . . . . . . . . . . . . .  $      0.43   $      0.28
                                         ============  ============

                 See notes to consolidated financial statements

                            POMEROY IT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                            Six Months Ended
                                                     --------------------------
                                                       July 5,       July 5,
                                                         2004          2003
                                                     ------------  ------------
                                                     (unaudited)   (unaudited)
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . .  $     5,362   $     3,520
   Adjustments to reconcile net income to net cash
      from operating activities:
   Depreciation . . . . . . . . . . . . . . . . . .        1,916         2,414
   Amortization . . . . . . . . . . . . . . . . . .           79           296
   Deferred income taxes. . . . . . . . . . . . . .         (395)        1,617
   Loss on sale of fixed assets . . . . . . . . . .           22            19
   Changes in working capital accounts, net of
      effects of acquisitions:
      Accounts receivable . . . . . . . . . . . . .          668        17,736
      Inventories . . . . . . . . . . . . . . . . .       (5,793)         (339)
      Prepaids. . . . . . . . . . . . . . . . . . .         (462)        1,834
      Net investment in leases. . . . . . . . . . .          254        (1,156)
      Accounts payable. . . . . . . . . . . . . . .        5,332         6,205
      Deferred revenue. . . . . . . . . . . . . . .         (908)          376
      Income tax payable. . . . . . . . . . . . . .          290             -
      Other, net. . . . . . . . . . . . . . . . . .          847            23
                                                     ------------  ------------
   Net operating activities . . . . . . . . . . . .        7,212        32,545
                                                     ------------  ------------
Cash flows from investing activities:
   Capital expenditures . . . . . . . . . . . . . .       (1,062)       (1,166)
   Proceeds from sale of fixed assets . . . . . . .           20             1
   Acquisition of businesses, net of
      cash acquired . . . . . . . . . . . . . . . .         (541)       (3,499)
                                                     ------------  ------------
   Net investing activities . . . . . . . . . . . .       (1,583)       (4,664)
                                                     ------------  ------------
Cash flows from financing activities:
   Payments of notes payable. . . . . . . . . . . .         (663)            -
   Proceeds from exercise of stock options
      and related tax benefit . . . . . . . . . . .          396            34
   Purchase of treasury stock . . . . . . . . . . .         (349)       (2,686)
   Proceeds from employee stock purchase plan . . .          160           166
                                                     ------------  ------------
   Net financing activities . . . . . . . . . . . .         (456)       (2,486)
                                                     ------------  ------------

Increase in cash. . . . . . . . . . . . . . . . . .        5,173        25,395
Cash and cash equivalents
   Beginning of period. . . . . . . . . . . . . . .       40,200        32,505
                                                     ------------  ------------
   End of period. . . . . . . . . . . . . . . . . .  $    45,373   $    57,900
                                                     ============  ============

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis  of  Presentation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the six month period ended July 5, 2004 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2005.

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

3.   Cash  and  Bank  Notes  Payable

     On June 28, 2004, the Company finalized a new $165 million Syndicated Credit Facility Agreement with GE Commercial Distribution Finance ("GECDF"). The new credit facility has a three-year term and its components include a maximum of $75 million for inventory financing and a revolver, collateralized primarily by accounts receivable, of up to $110 million. Under the new agreement, the credit facility provides a letter of credit facility of $5 million.

     The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as payment towards the Company's credit facility. As of July 5, 2004 and January 5, 2004, the Company did not have a balance outstanding under the Company's credit facility.

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

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per                       Three Months Ended July 5,
share amounts)                                    2004            2003
                                              -------------  --------------
Net income - as reported                      $       3,086  $        2,013
Stock-based compensation expense-net of tax             261             253
                                              -------------  --------------
Net income - pro forma                        $       2,825  $        1,760
                                              =============  ==============
Net income per common share - as reported
   Basic                                               0.25  $         0.16
                                              =============  ==============
   Diluted                                             0.25  $         0.16
                                              =============  ==============
Net income per common share - pro forma
   Basic                                      $        0.23  $         0.14
                                              =============  ==============
   Diluted                                    $        0.23  $         0.14
                                              =============  ==============

(in thousands, except per                      Six Months Ended July 5,
share amounts)                                   2004           2003
                                              -----------  --------------
Net income - as reported                      $     5,362  $        3,520
Stock-based compensation expense-net of tax           800             805
                                              -----------  --------------
Net income - pro forma                        $     4,562  $        2,715
                                              ===========  ==============
Net income per common share - as reported
   Basic                                             0.44  $         0.28
                                              ===========  ==============
   Diluted                                           0.43  $         0.28
                                              ===========  ==============
Net income per common share - pro forma
   Basic                                             0.37  $         0.22
                                              ===========  ==============
   Diluted                                           0.37  $         0.22
                                              ===========  ==============

5.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                           Three Months Ended July 5,
                    ---------------------------------------
                           2004                 2003
                    -------------------  ------------------
                             Per Share           Per Share
                    Shares    Amount     Shares    Amount
                    ------  -----------  ------  ----------
Basic EPS           12,258  $     0.25   12,346  $     0.16
Effect of dilutive
  stock options        143           -       33           -
                    ------  -----------  ------  ----------
Diluted EPS         12,401  $     0.25   12,379  $     0.16
                    ======  ===========  ======  ==========


                            Six Months Ended July 5,
                    ---------------------------------------
                           2004                 2003
                    -------------------  ------------------
                             Per Share           Per Share
                    Shares    Amount     Shares   Amount
                    ------  -----------  ------  ----------
Basic EPS           12,245  $     0.44   12,399  $     0.28
Effect of dilutive
  stock options        117       (0.01)      23           -
                    ------  -----------  ------  ----------
Diluted EPS         12,362  $     0.43   12,422  $     0.28
                    ======  ===========  ======  ==========

6.   Goodwill  and  Long-Lived  Assets

     Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company's intangible assets with definite lives as of April 5, 2004 and January 5, 2004:

(in thousands)                    Gross                      Net       Gross                      Net
                                Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                                 Amount    Amortization    Amount     Amount    Amortization    Amount
                                7/5/2004     7/5/2004     7/5/2004   1/5/2004     1/5/2004     1/5/2004
                                -----------------------------------  -----------------------------------
Amortized intangible assets:
  Covenants not-to-compete      $   1,894  $       1,687  $     207  $   1,844  $       1,650  $     194
  Customer lists                      677            427        250        627            385        242
                                ---------  -------------  ---------  ---------  -------------  ---------
  Total amortized intangibles   $   2,571  $       2,114  $     457  $   2,471  $       2,035  $     436
                                =========  =============  =========  =========  =============  =========

     Amortized intangible assets are being amortized over periods ranging from 3 to 15 years for covenants not-to-compete and 10 to 15 years for customer lists. The weighted average amortization period for all amortized intangible assets acquired in fiscal 2004 is 15 years. For the quarters ended July 5, 2004 and 2003, amortization expense related to intangible assets with definite lives was $39 and $73 thousand, respectively. For the six months ended July 5, 2004 and 2003, amortization expense related to intangible assets with definite lives was $79 and $296 thousand, respectively.

     Projected future amortization expense related to intangible assets with definite lives are as follows:

(in thousands)
Fiscal Years:
2004                  $   68  July 6, 2004 - January 5, 2005
2005                      57
2006                      26
2007                      26
2008                      26
2009 and thereafter      254
                      ------
Total                 $  457
                      ======

     The change in the net carrying amount of goodwill for the six months ended July 5, 2004 by segment are as follows:

(in thousands)                            Products   Services   Consolidated
                                          ---------  ---------  -------------
Net carrying amount as of 1/5/04          $  35,862  $  31,802  $      67,664
Goodwill recorded during first quarter          130        116            246
                                          ---------  ---------  -------------
Net carrying amount as of 4/5/04             35,992     31,918         67,910
Goodwill recorded during second quarter          66         59            125
                                          ---------  ---------  -------------
Net carrying amount as of 7/5/04          $  36,058  $  31,977  $      68,035
                                          =========  =========  =============

7.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                                          Six Months Ended July 5,
                                        ----------------------------
                                           2004           2003
                                        -----------  ---------------
Interest paid                           $       162  $          211
                                        ===========  ===============
Income taxes paid                       $     2,364  $          684
                                        ===========  ===============
Adjustments to purchase price
 of acquisition assets and intangibles  $        70  $        1,624
                                        ===========  ===============

Business combinations accounted for
as purchases:
  Assets acquired                       $       541  $        7,573
  Liabilities assumed                             -          (4,074)
                                        ----------------------------
  Net cash paid                         $       541  $        3,499
                                        ============================

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

9.   Segment  Information

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                     Three Months Ended July 5, 2004
                               -----------------------------------------------
                               Products   Services    Leasing    Consolidated
                               ---------  ---------  ----------  -------------
Revenues                       $ 143,703  $  34,433  $       19  $     178,155
Income from operations             2,514      2,588           1          5,103
Total assets                     175,926     96,586       7,016        279,528
Capital expenditures                 423        388           -            811
Depreciation and amortization        546        519           1          1,066

                                     Three Months Ended July 5, 2003
                               -----------------------------------------------
                               Products   Services   Leasing     Consolidated
                               ---------  ---------  ----------  -------------
Revenues                       $ 116,150  $  31,157  $       45  $     147,352
Income from operations             2,008      1,180          39          3,227
Total assets                     168,966     87,677       6,416        263,059
Capital expenditures                 195        183           -            378
Depreciation and amortization        671        652                      1,323

                                      Six Months Ended July 5, 2004
                               -----------------------------------------------
                               Products   Services    Leasing    Consolidated
                               ---------  ---------  ----------  -------------
Revenues                       $ 268,289  $  65,048  $       32  $     333,369
Income from operations             4,047      4,759           2          8,808
Total assets                     175,926     96,586       7,016        279,528
Capital expenditures                 560        502           -          1,062
Depreciation and amortization      1,051        942           2          1,995

                                      Six Months Ended July 5, 2003
                               -----------------------------------------------
                               Products   Services   Leasing     Consolidated
                               ---------  ---------  ----------  -------------
Revenues                       $ 216,030  $  61,149  $      151  $     277,330
Income from operations             3,278      2,323         140          5,741
Total assets                     168,966     87,677       6,416        263,059
Capital expenditures                 577        589           -          1,166
Depreciation and amortization      1,427      1,283           -          2,710

10.  Merger

     On July 23, 2004, Pomeroy IT Solutions, Inc. ("Pomeroy") and Pomeroy Acquisition Sub, Inc. ("PAS"), a wholly owned subsidiary of Pomeroy, completed a merger with Alternative Resources Corporation ("ARC"). On May 11, 2004, the parties entered into a definitive merger agreement for PAS to acquire all of the issued and outstanding shares of capital stock of ARC. The merger was approved by ARC shareholders at a meeting held on July 22, 2004. As a result of the merger, ARC is now a wholly-owned subsidiary of Pomeroy.

     The cash consideration paid, including the cost of all stock, stock options and warrants purchased and the amount of ARC net debt retired, was approximately $46.1 million, which was funded from cash on hand and borrowings from Pomeroy's existing line of credit.

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

RESULTS  OF  OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of income expressed as a percentage of net sales and revenues:

                                                  Percentage of net sales and revenues
         Financial Results                    Three months ended July 5, Six months ended
-------------------------------------             July 5,                      July 5,
                                       -------------  --------------  -----------  -----------
                                           2004            2003          2004         2003
                                       -------------  --------------  -----------  -----------
Net sales and revenues:
  Equipment, supplies and leasing              80.7%           78.9%        80.5%        78.0%
  Service                                      19.3%           21.1%        19.5%        22.0%
                                       -------------  --------------  -----------  -----------
  Total net sales and revenues                100.0%          100.0%       100.0%       100.0%
                                       =============  ==============  ===========  ===========

Cost of sales and servce:
  Equipment, supplies and leasing              74.9%           72.8%        74.4%        71.9%
  Service                                      14.0%           15.4%        14.2%        15.9%
                                       -------------  --------------  -----------  -----------
    Total cost of sales and service            88.9%           88.2%        88.6%        87.8%
                                       =============  ==============  ===========  ===========

Gross profit:
  Equipment, supplies and leasing               5.8%            6.1%         6.1%         6.1%
  Service                                       5.3%            5.7%         5.3%         6.1%
                                       -------------  --------------  -----------  -----------
    Total gross profit                         11.1%           11.8%        11.4%        12.2%
                                       =============  ==============  ===========  ===========

Operating expenses:
  Selling, general and administrative           7.2%            8.1%         7.7%         8.4%
  Rent                                          0.4%            0.6%         0.5%         0.6%
  Depreciation                                  0.6%            0.9%         0.6%         0.9%
  Amortization                                  0.0%            0.0%         0.0%         0.1%
  Provision for doubtful accounts               0.0%            0.0%         0.0%         0.1%
                                       -------------  --------------  -----------  -----------
    Total operating expenses                    8.2%            9.6%         8.8%        10.1%
                                       =============  ==============  ===========  ===========

Income from operations                          2.9%            2.2%         2.6%         2.1%

Net other expense                               0.0%            0.0%         0.0%         0.0%

Income before income tax                        2.9%            2.2%         2.6%         2.1%
Income tax expense                              1.2%            0.8%         1.0%         0.8%
                                       -------------  --------------  -----------  -----------
Net income                                      1.7%            1.4%         1.6%         1.3%
                                       =============  ==============  ===========  ===========

                           POMEROY IT SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues increased $30.8 million, or 20.9%, to $178.2 million in the second quarter of fiscal 2004 from $147.4 million in the second quarter of fiscal 2003. This increase was primarily a result of increased, industry-wide technology spending. Excluding acquisitions completed in fiscal year 2003, total net sales and revenues increased 18.2%. Products and leasing sales increased $27.5 million, or 23.7% to $143.7 million in the second quarter of fiscal 2004 from $116.2 million in the second quarter of fiscal 2003. Excluding acquisitions completed in fiscal year 2003, products and leasing sales in the second quarter of fiscal 2004 increased 21.6% over the products and leasing sales in the second quarter of fiscal 2003. Service revenues increased $3.2 million, or 10.5%, to $34.4 million in the second quarter of fiscal 2004 from $31.2 million in the second quarter of fiscal year 2003. Excluding acquisitions completed in fiscal year 2003, service revenues in the second quarter of fiscal 2004 increased 5.6% over service revenues in the second quarter of fiscal 2003.

Total net sales and revenues increased $56.1 million, or 20.2%, to $333.4 million in the first six months of fiscal 2004 from $277.3 million in the first six months of fiscal 2003. Excluding acquisitions completed in fiscal year 2003, total net sales and revenues increased 18.3%. Products and leasing sales increased $52.1 million, or 24.1% to $268.3 million in the first six months of fiscal 2004 from $216.2 million in the first six months of fiscal 2003. Excluding acquisitions completed in fiscal year 2003, products and leasing sales in the first six months of fiscal 2004 increased 22.5% over products and leasing sales in the first six months of fiscal 2003. Service revenues increased $3.9 million, or 6.4%, to $65.0 million in the first six months of fiscal 2004 from $61.1 million in the first six months of fiscal year 2003. Excluding acquisitions completed in fiscal year 2003, service revenues in the first six months of fiscal 2004 increased 3.6% over service revenues in the first six months of fiscal 2003.

GROSS PROFIT. Gross profit increased $2.4 million, or 13.9%, to $19.7 million in the second quarter of fiscal 2004 from $17.3 million in the second quarter of fiscal 2003. The increase was primarily due to increased total net sales and revenues offset somewhat by lower product gross profit margins in 2004. Gross profit, as a percentage of revenue, decreased to 11.1% in the second quarter of fiscal 2004 as compared to 11.8% in the second quarter of fiscal 2003. This decrease in gross margin resulted primarily from the decrease in product margins, decrease in service revenues as a percentage of total revenues and the decrease in service gross margin as a percentage of total gross margin. As a consequence of adopting EITF 02-16, the Company recorded approximately $208 thousand during the second quarter of fiscal 2004 of vendor considerations as a reduction of product cost of sales, which previously would have been recorded as a reduction of selling, general and administrative expenses. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 11.0% during the second quarter of fiscal 2004 compared to 11.8% during the second quarter of fiscal 2003. The non-GAAP gross profit margin is included in this discussion to provide meaningful comparison to prior periods. On a forward looking basis, the Company expects to be aggressive in product and service pricing in order to gain existing market share which may have a continued unfavorable impact on overall gross margin. Additionally, the Company expects to continue increasing the breadth and depth of its service offerings, which will have a continued impact on service gross margin. Factors that may have an impact on gross margin in the future include the continued changes in hardware margins, change in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and the Company's decision to aggressively price certain products and services.

Gross profit increased $4.4 million, or 13.1%, to $38.1 million in the first six months of fiscal 2004 from $33.7 million in the first six months of fiscal 2003. The increase was primarily due to increased total net sales and revenues offset somewhat by lower product and service gross profit margins in 2004. Gross profit, as a percentage of revenue, decreased to 11.4% in the first six months of fiscal 2004 as compared to 12.2% in the first six months of fiscal 2003. This decrease in gross margin resulted primarily from the decrease in product and service gross profit margins, decrease in service revenues as a percentage of total revenues and decrease in service gross margin as a percentage of total gross margin. As a consequence of adopting EITF 02-16, the Company recorded approximately $473 thousand during the first six months of fiscal 2004 of vendor considerations as a reduction of product cost of sales, which previously would have been recorded as a reduction of selling, general and administrative expenses. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 11.3% during the first six months of fiscal 2004 compared to 12.2% during the first six months of fiscal 2003. The non-GAAP gross profit margin is included in this discussion to provide meaningful comparison to prior periods. On a forward looking basis, the Company expects to be aggressive in product and service pricing in order to gain existing market share which may have a continued unfavorable impact on overall gross margin.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues decreased to 7.6% in the second quarter of fiscal 2004 from 8.7% in the second quarter of fiscal 2003. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 8.2% in the second quarter of fiscal 2004 from 9.6% in the second quarter of fiscal 2003. This decrease is primarily the result of higher net sales and revenues in the second quarter of fiscal 2004 as compared to the second quarter of fiscal
2003.    As  a  result  of  adopting  EITF  02-16,  the  Company  reclassified approximately $208 thousand of vendor consideration to a reduction of cost of sales, which would previously have been recorded as a reduction of selling, general and administrative expenses. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, operating expenses would have been 8.1% during the second quarter of fiscal 2004 as compared to 9.6% during the second quarter of fiscal 2003. This non-GAAP measurement is included to provide a more meaningful comparison to prior periods.

Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues decreased to 8.2% in the first six months of fiscal 2004 from 9.1% in the first six months of fiscal 2003. Total operating expenses expressed as a percentage of total net sales and revenues decreased to 8.8% in the first six months of fiscal 2004 from 10.1% in the first six months of fiscal 2003. This decrease is primarily the result of higher net sales and revenues in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003. As a result of adopting EITF 02-16, the Company reclassified approximately $473 thousand of vendor consideration to a reduction of cost of sales, which would previously have been recorded as a reduction of selling, general and administrative expenses. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, operating expenses would have been 8.6% during the first six months of fiscal 2004 as compared to 10.1% during the first six months of fiscal 2003. This non-GAAP measurement is included to provide a more meaningful comparison to prior periods.

INCOME FROM OPERATIONS. Income from operations increased $1.9 million, or 58.1%, to $5.1 million in the second quarter of fiscal 2004 from $3.2 million in the second quarter of fiscal 2003. The Company's operating margin increased to 2.9% in the second quarter of fiscal 2004 as compared to 2.2% in the second quarter of fiscal 2003. This increase is primarily due to higher net sales and revenues and decreased operating expenses as a percentage of total net sales and revenues.

Income from operations increased $3.1 million, or 53.4%, to $8.8 million in the first six months of fiscal 2004 from $5.7 million in the first six months of fiscal 2003. The Company's operating margin increased to 2.6% in the first six months of fiscal 2004 as compared to 2.1% in the first six months of fiscal 2003. This increase is primarily due to higher net sales and revenues and decreased operating expenses as a percentage of total net sales and revenues.

NET INTEREST INCOME. Net interest income was $19 thousand during the second quarter of fiscal 2004 as compared to $81 thousand during the second quarter of fiscal 2003. This was a result of reduced cash available to invest.

Interest income was $31 thousand in the first six months of fiscal 2004 compared to $15 thousand in the first six months of fiscal 2003. This increase in interest income was a result of improved net cash flow and interest income earned on cash balances.

INCOME TAXES. The Company's effective tax rate was 39.5% in the second quarter of fiscal 2004 compared to 39.0% in the second quarter of fiscal 2003.

The  Company's  effective  tax  rate was 39.2% in the first six months of fiscal
2004  compared  to  39.0%  in  the  first  six  months  of  fiscal  2003.

NET INCOME. Net income increased $1.1 million, or 53.3%, to $3.1 million in the second quarter of fiscal 2004 from $2.0 million in the second quarter of fiscal 2003 due to the factors described above.

Net income increased $1.9 million, or 52.3%, to $5.4 million in the first six months of fiscal 2004 from $3.5 million in the first six months of fiscal 2003 due to the factors described above.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $7.2 million in the first six months of fiscal 2004. Cash used in investing activities was $1.6 million, which included payments of $0.5 million for prior year acquisitions and $1.1 million for capital expenditures. Cash used in financing activities was $0.5 million, which included $0.7 million for payments of notes payable and $0.3 million for the purchase of treasury stock offset by $0.4 million of proceeds from exercise of stock options and $0.2 million of proceeds from employee stock plan purchases.

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At July 5, 2004, these lines of credit totaled $87.0 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $12.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes.
Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company's financing of receivables is provided through a portion of its credit facility with GECDF. On June 28, 2004, the Company finalized a new $165 million syndicated credit facility with GECDF. This new $165 million syndicated credit facility has a three-year term and supersedes the $240.0 million credit facility that was in effect with GECDF prior to the closing of this transaction. The new credit facility components include a maximum of $75 million for inventory financing and a revolver, collateralized primarily by accounts receivable, of up to $110 million. Under the new agreement, the credit facility provides a letter of credit facility of $5 million. The accounts receivable portion of the credit facility carries a variable interest rate based on the London InterBank Offering Rate ("LIBOR") and a pricing grid.

At July 5, 2004, the Company did not have a balance outstanding under the working capital component of this facility. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants. Currently, the Company is in compliance with all financial covenants.

The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company's capital requirements for the next twelve months. Historically, the Company has financed acquisitions using a combination of cash, earn outs, shares of its Common Stock and seller financing. The merger of Alternative Resources Corporation with and into Pomeroy Acquisition Sub, Inc., a wholly owned subsidiary of the Company, completed on July 23, 2004 was financed using cash on hand and borrowings from Pomeroy's existing line of credit. The Company anticipates that future acquisitions will be financed in a similar manner.

Aggregated information about the Company's contractual obligations and other off balance sheet commitments as of July 5, 2004 are presented in the following table:

                                                                                          MORE THAN
                                     TOTAL   YEAR 1   YEAR 2   YEAR 3   YEAR 4   YEAR 5    5 YEARS
                                    ---------------------------------------------------------------
Acquisition notes                   $ 1,162  $   912  $   250  $     -  $     -  $     -  $       -
Operating leases                     13,136    3,869    2,901    1,883    1,646    1,383      1,454
                                    ---------------------------------------------------------------
Total contractual cash obligations  $14,298  $ 4,781  $ 3,151  $ 1,883  $ 1,646  $ 1,383  $   1,454
                                    ===============================================================

The operating leases, shown above, are not recorded on the consolidated balance sheet. Operating leases are utilized in the normal course of business.


Item 3-Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to interest rate risk primarily through its credit facility with GECDF. Due to the Company's current cash position, the Company did not experience a material impact from interest rate risk for the second quarter of fiscal 2004.

Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.


Item 4-Controls and Procedures

As of July 5, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to July 5, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls.

                           PART II - OTHER INFORMATION

Item 1-Legal Proceedings

There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2-Changes in Securities and Use of Proceeds

                      Issuer Purchases of Equity Securities

                                                 (c) Total number  (d) Maximum
                                                 of shares         number of shares
                 (a) Total number  (b) Average   purchased as      that may yet be
                 of shares         price paid    part of publicly  purchased under
Period           purchased         per share     announced plan    the plan
4/6/04 - 5/5/04                 -
5/6/04 - 6/5/04                 -
6/6/04 - 7/5/04            30,000  $      11.64           413,367           586,633
                 ------------------------------------------------------------------
Total                      30,000  $      11.64           413,367           586,633
                 ==================================================================

Item 3-Defaults Upon Senior Securities

     NONE

Item 4-Submission of Matters to a Vote of Security Holders

On June 10, 2004, the Company held its annual meeting of stockholders for the following purposes:

          1.   To  elect  nine  directors;  and

          2. To approve the amendment to the Company's 1998 Employee Stock Purchase Plan; and

          3. To approve the amendments to the Company's 2002 Outside Director's Stock option Plan; and

          4. To approve the Company's 2002 Amended and Restated Stock Incentive Plan.

     The voting on the above matters by the stockholders was as follows:

     Matter
     ------

     Election of Directors:            For         Withheld
     ----------------------            ----------  ---------
     David B. Pomeroy, II               6,937,918  4,941,894
     James H. Smith III                 6,867,790  5,012,022
     Michael E. Rohrkemper              6,908,252  4,971,560
     Stephen E. Pomeroy                 6,924,375  4,955,437
     William H. Lomicka                10,529,259  1,350,553
     Vincent D. Rinaldi                 6,988,240  4,891,572
     Debra E. Tibey                    10,217,221  1,662,591
     Edward E. Faber                   10,268,514  1,611,298
     Kenneth R. Waters                 10,581,026  1,298,786

          Approve  the  Amendment  to the Company's 1998 Employee Stock Purchase
          ----------------------------------------------------------------------
          Plan
          ----

     10,178,853 shares were voted in favor of the forgoing proposal and 295,019 shares were voted against the forgoing proposal. Stockholders holding 49,785 shares abstained from voting in this proposal. The number of shares voted in favor of the proposal was sufficient for its passage.

          Approve  the  Amendment to the Company's 2002 Outside Director's Stock
          ----------------------------------------------------------------------
          Option  Plan
          ------------

     8,377,604 shares were voted in favor of the forgoing proposal and 2,095,098 shares were voted against the forgoing proposal. Stockholders holding 50,955 shares abstained from voting in this proposal. The number of shares voted in favor of the proposal was sufficient for its passage.

          Approve  the  Company's 2002 Amended and Restated Stock Incentive Plan
          ----------------------------------------------------------------------

     6,380,860 shares were voted in favor of the forgoing proposal and 4,091,537 shares were voted against the forgoing proposal. Stockholders holding 51,260 shares abstained from voting in this proposal. The number of shares voted in favor of the proposal was sufficient for its passage.

Item 5-Other Information

          NONE

Item 6-Exhibits and Reports on Form 8-K

     (a)  Reports on Form 8-K
          On May 11, 2004, Pomeroy IT Solutions, Inc. announced that Pomeroy Acquisition Sub, Inc. ("PAS"), a wholly owned subsidiary of Pomeroy and Alternative Resources Corporation ("ARC") entered into an Agreement and Plan of Merger pursuant to which PAS will be merged with and into ARC.

          On July 23, 2004, Pomeroy IT Solutions, Inc. ("Pomeroy") announced that Pomeroy and PAS completed the merger with Alternative Resources Corporation ("ARC"). On May 11, 2004, the parties entered into a definitive merger agreement for PAS to acquire ARC. The merger was approved by ARC shareholders at a meeting held on July 22, 2004.

     (b)  Exhibits

     10 (I)    Material Agreements

               (mm)(1) The Credit Facilities Agreement dated June 28, 2004 by, between, and among Pomeroy IT Solutions, Inc. (formerly known as, Pomeroy Computer Resources, Inc.), Pomeroy Select Integration Solutions, Inc., Pomeroy Select Advisory Services, LLC (formerly, prior to conversion, Pomeroy Select Advisory Services, Inc.), Pomeroy IT Solutions Sales Company, Inc. (formerly known as, Pomeroy Computer Resources Sales Company, Inc.),
                         Pomeroy  Computer  Resources  Holding  Company,  Inc.,
                         Pomeroy Computer Resources Operations, LLP, PCR Holdings, Inc. (formerly known as, Technology Integration Financial Services, Inc.), PCR Properties, LLC (formerly, prior to conversion, PCR Properties, Inc., and prior to such conversion, formerly known as, T.I.F.S. Advisory Services, Inc.), TheLinc, LLC, Val Tech Computer Systems, Inc., Micrologic Business Systems of K.C., LLC, Pomeroy Acquisition Sub, Inc. (collectively, and separately referred to as, "Borrower"), and GE Commercial Distribution Finance Corporation ("GECDF"), as Administrative Agent, and GECDF and the other lenders listed on Exhibit 3 of the Agreement and the signature pages hereto (and their respective successors and permitted assigns), as "Lenders".

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

                                        POMEROY IT SOLUTIONS, INC.
                                        --------------------------
                                               (Registrant)

Date: August 16, 2004                   By: /s/ Michael E. Rohrkemper
                                        ----------------------------------------
                                        Michael E. Rohrkemper
                                        Chief Financial Officer and
                                        Chief Accounting Officer