Form 10-Q
period 2004-10-05
POMEROY IT SOLUTIONS INC
filed 2004-11-15
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  October  5,  2004

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

The number of shares of common stock outstanding as of November 5, 2004 was 12,247,390.

                          POMEROY IT SOLUTIONS, INC.

                                TABLE OF CONTENTS

Part I.    Financial Information

             Item 1.              Financial Statements:                       Page
                                                                              ----
                                  Consolidated Balance Sheets as of            3
                                  October 5, 2004 (Unaudited) and January
                                  5, 2004

                                  Consolidated Statements of Income for        5
                                  the Three Months Ended October 5, 2004
                                  and 2003 (Unaudited)

                                  Consolidated Statements of                   6
                                  Comprehensive Income for the
                                  Three Months Ended October 5, 2004
                                  and 2003 (Unaudited)

                                  Consolidated Statements of Income for        7
                                  the Nine Months Ended October 5, 2004
                                  and 2003 (Unaudited)

                                  Consolidated Statements of                   8
                                  Comprehensive Income for the
                                  Nine Months Ended October 5, 2004 and
                                  2003 (Unaudited)

                                  Consolidated Statements of Cash Flows        9
                                  for the Nine Months Ended October 5,
                                  2004 and 2003 (Unaudited)

                                  Notes to Consolidated Financial             10
                                  Statements (Unaudited)

           Item 2.                Management's Discussion and Analysis of     18
                                  Financial Condition and Results of
                                  Operations

           Item 3.                Quantitative and Qualitative Disclosure     23
                                  about Market Risk

           Item 4.                Controls and Procedures                     23

Part II.   Other Information                                                  24

SIGNATURE                                                                     25

                                 POMEROY IT SOLUTIONS, INC.

                                 CONSOLIDATED BALANCE SHEETS

(in thousands)                                                      October 5,   January 5,
                                                                       2004         2004
                                                                   ------------  -----------
                                                                   (unaudited)
ASSETS

Current Assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $      9,599  $    40,200

 Accounts receivable:
  Trade, less allowance of  $1,564 and $2,556 at October 5, 2004
    and January 5, 2004, respectively . . . . . . . . . . . . . .       117,477      111,324
  Vendor receivables, less allowance of $100 at
    October 5, 2004 and January 5, 2004 . . . . . . . . . . . . .         5,052        7,226
  Net investment in leases. . . . . . . . . . . . . . . . . . . .         4,377        2,056
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,148        2,043
                                                                   ------------  -----------
    Total receivables . . . . . . . . . . . . . . . . . . . . . .       129,054      122,649

Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,680       12,453
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,444        5,193
                                                                   ------------  -----------
    Total current assets. . . . . . . . . . . . . . . . . . . . .       162,777      180,495

Equipment and leasehold improvements:
  Furniture, fixtures and equipment . . . . . . . . . . . . . . .        30,746       29,517
  Leasehold improvements. . . . . . . . . . . . . . . . . . . . .         6,304        6,438
                                                                   ------------  -----------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .        37,050       35,955

  Less accumulated depreciation . . . . . . . . . . . . . . . . .        21,158       19,696
                                                                   ------------  -----------
    Net equipment and leasehold improvements. . . . . . . . . . .        15,892       16,259

Net investment in leases, net of current portion. . . . . . . . .         2,219        2,935
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . .       120,403       67,664
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . .         3,864          436
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         3,509        1,410
                                                                   ------------  -----------
    Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $    308,664  $   269,199
                                                                   ============  ===========

                       See notes to consolidated financial statements.

                             POMEROY  IT  SOLUTIONS,  INC.

                              CONSOLIDATED BALANCE SHEETS


(in thousands, except per share data)                          October 5,   January 5,
                                                                  2004         2004
                                                              ------------  -----------
                                                              (unaudited)
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of notes payable . . . . . . . . . . . . . .  $       912   $       912
Short-term borrowings. . . . . . . . . . . . . . . . . . . .        2,853             -
Accounts payable . . . . . . . . . . . . . . . . . . . . . .       63,325        50,051
Deferred revenue . . . . . . . . . . . . . . . . . . . . . .        3,487         3,988
Accrued restructuring and severance charges. . . . . . . . .        8,875             -
Other current liabilities. . . . . . . . . . . . . . . . . .       16,387         8,758
                                                              ------------  -----------
    Total current liabilities. . . . . . . . . . . . . . . .       95,839        63,709

Notes payable, less current portion. . . . . . . . . . . . .          250           913
Deferred income taxes. . . . . . . . . . . . . . . . . . . .        5,446         4,780

Commitments and contingencies

Equity:
  Preferred stock,  $.01 par value; authorized 2,000 shares
    (no shares issued or outstanding . . . . . . . . . . . .            -             -
  Common stock, $.01 par value; authorized 20,000 shares
    (13,021 and 12,943 shares issued at October 5, 2004
    and January 5, 2004, respectively. . . . . . . . . . . .          130           130
  Paid-in-capital. . . . . . . . . . . . . . . . . . . . . .       83,297        82,696
  Accumulated other comprehensive loss . . . . . . . . . . .          (36)            -
  Retained earnings. . . . . . . . . . . . . . . . . . . . .      132,484       125,250
                                                              ------------  -----------
                                                                  215,875       208,076


  Less treasury stock, at cost ( 778 and 738 shares at
  October 5, 2004 and January 5, 2004, respectively. . . . .        8,746         8,279
                                                              ------------  -----------
    Total equity . . . . . . . . . . . . . . . . . . . . . .      207,129       199,797
                                                              ------------  -----------
    Total liabilities and equity . . . . . . . . . . . . . .  $   308,664   $   269,199
                                                              ============  ===========

                    See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)                     Three Months Ended
                                                      --------------------------
                                                       October 5,    October 5,
                                                          2004          2003
                                                      (unaudited)   (unaudited)
                                                      ------------  ------------
Net sales and revenues:
  Sales-equipment, supplies and leasing. . . . . . .  $    139,403  $   125,698
  Service. . . . . . . . . . . . . . . . . . . . . .        61,101       32,374
                                                      ------------  ------------
    Total net sales and revenues . . . . . . . . . .       200,504      158,072

Cost of sales and service:
  Sales-equipment, supplies and leasing. . . . . . .       129,621      116,825
  Service. . . . . . . . . . . . . . . . . . . . . .        44,433       23,612
                                                      ------------  ------------
    Total cost of sales and service. . . . . . . . .       174,054      140,437
                                                      ------------  ------------

      Gross profit . . . . . . . . . . . . . . . . .        26,450       17,635

Operating expenses:
    Selling, general and administrative. . . . . . .        18,818       11,331
    Rent expense . . . . . . . . . . . . . . . . . .           906          802
    Depreciation . . . . . . . . . . . . . . . . . .         1,052        1,228
    Amortization . . . . . . . . . . . . . . . . . .           122           63
    Restructuring and severance charges. . . . . . .         2,423            -
                                                      ------------  ------------
      Total operating expenses . . . . . . . . . . .        23,321       13,424
                                                      ------------  ------------

Income before other expense (income) and income tax.         3,129        4,211

Other expense (income):
    Interest, net. . . . . . . . . . . . . . . . . .            32           (7)
    Other. . . . . . . . . . . . . . . . . . . . . .             4           16
                                                      ------------  ------------
      Total other expense, net . . . . . . . . . . .            36            9
                                                      ------------  ------------

Income  before income tax. . . . . . . . . . . . . .         3,093        4,202
Income tax expense . . . . . . . . . . . . . . . . .         1,221        1,639
                                                      ------------  ------------

    Net income . . . . . . . . . . . . . . . . . . .  $      1,872  $     2,563
                                                      ============  ============

Weighted average shares outstanding:
    Basic. . . . . . . . . . . . . . . . . . . . . .        12,240       12,226
                                                      ============  ============
    Diluted. . . . . . . . . . . . . . . . . . . . .        12,366       12,369
                                                      ============  ============

Earnings per common share:
    Basic. . . . . . . . . . . . . . . . . . . . . .  $       0.15  $      0.21
                                                      ============  ============
    Diluted. . . . . . . . . . . . . . . . . . . . .  $       0.15  $      0.21
                                                      ============  ============
Dividends per common share,  . . . . . . . . . . . .  $         --  $      0.80
                                                      ============  ============

             See  notes  to  consolidated  financial  statements.

                           POMEROY IT SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(in thousands)                                               Three Months Ended
                                                        --------------------------
                                                         October 5,    October 5,
                                                            2004          2003
                                                        ------------  ------------
                                                        (unaudited)   (unaudited)

Net income . . . . . . . . . . . . . . . . . . . . . .  $     1,872   $      2,563
Other comprehensive loss:
  Foreign currency translation adjustment, net of tax.          (36)             -
                                                        ------------  ------------

Comprehensive income . . . . . . . . . . . . . . . . .  $     1,836   $      2,563
                                                        ============  ============

           See  notes  to  consolidated  financial  statements.

                           POMEROY IT SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)                      Nine Months Ended
                                                      --------------------------
                                                       October 5,    October 5,
                                                          2004          2003
                                                      ------------  ------------
                                                      (unaudited)   (unaudited)
Net sales and revenues:
  Sales-equipment, supplies and leasing. . . . . . .  $    407,724  $   341,879
  Service. . . . . . . . . . . . . . . . . . . . . .       126,149       93,523
                                                      ------------  ------------
    Total net sales and revenues . . . . . . . . . .       533,873      435,402

Cost of sales and service:
  Sales-equipment, supplies and leasing. . . . . . .       377,638      316,186
  Service. . . . . . . . . . . . . . . . . . . . . .        91,685       67,887
                                                      ------------  ------------
    Total cost of sales and service. . . . . . . . .       469,323      384,073
                                                      ------------  ------------

      Gross profit . . . . . . . . . . . . . . . . .        64,550       51,329

Operating expenses:
    Selling, general and administrative. . . . . . .        44,570       34,777
    Rent expense . . . . . . . . . . . . . . . . . .         2,451        2,397
    Depreciation . . . . . . . . . . . . . . . . . .         2,968        3,643
    Amortization . . . . . . . . . . . . . . . . . .           201          360
    Provision for doubtful accounts. . . . . . . . .             -          200
    Restructuring and severance charges. . . . . . .         2,423            -
                                                      ------------  ------------
      Total operating expenses . . . . . . . . . . .        52,613       41,377
                                                      ------------  ------------

Income before other expense (income) and income tax.        11,937        9,952

Other expense (income):
    Interest, net. . . . . . . . . . . . . . . . . .             1          (21)
    Other. . . . . . . . . . . . . . . . . . . . . .            27            1
                                                      ------------  ------------
      Total other expense (income), net. . . . . . .            28          (20)
                                                      ------------  ------------

Income  before income tax. . . . . . . . . . . . . .        11,909        9,972
Income tax expense . . . . . . . . . . . . . . . . .         4,675        3,889
                                                      ------------  ------------
    Net income . . . . . . . . . . . . . . . . . . .  $      7,234  $     6,083
                                                      ============  ============

Weighted average shares outstanding:
    Basic. . . . . . . . . . . . . . . . . . . . . .        12,243       12,340
                                                      ============  ============
    Diluted. . . . . . . . . . . . . . . . . . . . .        12,419       12,390
                                                      ============  ============

Earnings per common share:
    Basic. . . . . . . . . . . . . . . . . . . . . .  $       0.59  $      0.49
                                                      ============  ============
    Diluted. . . . . . . . . . . . . . . . . . . . .  $       0.58  $      0.49
                                                      ============  ============
Dividends per common share,  . . . . . . . . . . . .  $         --  $      0.80
                                                      ============  ============

                See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)                                               Nine Months Ended
                                                        --------------------------
                                                         October 5,    October 5,
                                                            2004          2003
                                                        ------------  ------------
                                                        (unaudited)   (unaudited)

Net income . . . . . . . . . . . . . . . . . . . . . .  $     7,234   $      6,083
Other comprehensive loss:
  Foreign currency translation adjustment, net of tax.          (36)             -
                                                        ------------  ------------

Comprehensive income . . . . . . . . . . . . . . . . .  $     7,198   $      6,083
                                                        ============  ============

                See notes to consolidated financial statements.

                            POMEROY IT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                        Nine Months Ended
                                                                 --------------------------
                                                                  October 5,    October 5,
                                                                     2004          2003
                                                                 ------------  ------------
                                                                 (unaudited)   (unaudited)
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $     7,234   $     6,083
  Adjustments to reconcile net income to net cash
    from operating activities:
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .        2,968         3,643
  Amortization. . . . . . . . . . . . . . . . . . . . . . . . .          201           360
  Deferred income taxes . . . . . . . . . . . . . . . . . . . .           12         2,365
  Effect of exchange rate changes on cash and cash equivalents.          (36)            -
  Loss on sale of fixed assets. . . . . . . . . . . . . . . . .           30            73
  Changes in working capital accounts, net of
    effects of acquisitions:
    Accounts receivable . . . . . . . . . . . . . . . . . . . .       13,232        (1,624)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . .       (5,959)       (1,851)
    Prepaids. . . . . . . . . . . . . . . . . . . . . . . . . .       (2,210)        3,057
    Net investment in leases. . . . . . . . . . . . . . . . . .          377          (561)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . .        1,023        13,216
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . .         (501)        1,840
    Income tax payable. . . . . . . . . . . . . . . . . . . . .          204             -
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . .         (669)        1,629
                                                                 ------------  ------------
  Net operating activities. . . . . . . . . . . . . . . . . . .       15,906        28,230
                                                                 ------------  ------------
Cash flows from investing activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . .       (1,495)       (1,485)
  Proceeds from sale of fixed assets. . . . . . . . . . . . . .           20             1
  Acquisition of businesses, net of
    cash acquired . . . . . . . . . . . . . . . . . . . . . . .      (16,634)       (5,097)
                                                                 ------------  ------------
  Net investing activities. . . . . . . . . . . . . . . . . . .      (18,109)       (6,581)
                                                                 ------------  ------------
Cash flows from financing activities:
  Proceeds from short-term borrowings . . . . . . . . . . . . .        2,853             -
  Payments of  acquisition notes payable. . . . . . . . . . . .      (31,385)         (541)
  Proceeds from exercise of stock options
    and related tax benefit . . . . . . . . . . . . . . . . . .          441           391
  Purchase of treasury stock. . . . . . . . . . . . . . . . . .         (467)       (4,096)
  Proceeds from employee stock purchase plan. . . . . . . . . .          160           165
  Cash dividend paid. . . . . . . . . . . . . . . . . . . . . .            -        (9,809)
                                                                 ------------  ------------
  Net financing activities. . . . . . . . . . . . . . . . . . .      (28,398)      (13,890)
                                                                 ------------  ------------

Change in cash and cash equivalents . . . . . . . . . . . . . .      (30,601)        7,759
Cash and cash equivalents
  Beginning of period . . . . . . . . . . . . . . . . . . . . .       40,200        32,505
                                                                 ------------  ------------
  End of period . . . . . . . . . . . . . . . . . . . . . . . .  $     9,599   $    40,264
                                                                 ============  ============

                      See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis  of  Presentation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the nine-month period ended October 5, 2004 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2005.

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

3.   Cash  and  Short-Term  Borrowings

     On June 28, 2004, the Company finalized a new $165 million Syndicated Credit Facility Agreement with GE Commercial Distribution Finance. The new credit facility has a three-year term and its components include a maximum of $75 million for inventory financing and a revolver, collateralized primarily by accounts receivable, of up to $110 million. Under the new agreement, the credit facility provides a letter of credit facility of $5 million.

     The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as payment towards balances outstanding under the Company's credit facility. As of October 5, 2004, the Company had an outstanding balance under the Company's credit facility of $2.9 million. As of January 5, 2004, the Company did not have a balance outstanding under the Company's previous credit facility.

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

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per                      Three Months Ended October 5,
share amounts)                                     2004              2003
                                              ---------------  ----------------
Net income - as reported                      $         1,872  $          2,563
Stock-based compensation expense-net of tax               299               206
                                              ---------------  ----------------
Net income - pro forma                        $         1,573  $          2,357
                                              ===============  ================
Net income per common share - as reported
  Basic                                       $          0.15  $           0.21
                                              ===============  ================
  Diluted                                     $          0.15  $           0.21
                                              ===============  ================
Net income per common share - pro forma
  Basic                                       $          0.13  $           0.19
                                              ===============  ================
  Diluted                                     $          0.13  $           0.19
                                              ===============  ================

(in thousands, except per                       Nine Months Ended October 5,
share amounts)                                    2004            2003
                                             -------------  -----------------
Net income - as reported                      $      7,234  $           6,083
Stock-based compensation expense-net of tax          1,099              1,011
                                             -------------  -----------------
Net income - pro forma                        $      6,135  $           5,072
                                              ============  =================
Net income per common share - as reported
  Basic                                       $       0.59  $            0.49
                                              ============  =================
  Diluted                                     $       0.58  $            0.49
                                              ============  =================
Net income per common share - pro forma
  Basic                                       $       0.50  $            0.41
                                              ============  =================
  Diluted                                     $       0.49  $            0.41
                                              ============  =================

5.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                         Three Months Ended October 5,
                    ----------------------------------------
                           2004                 2003
                    -------------------  -------------------
                             Per Share            Per Share
                    Shares    Amount     Shares    Amount
                    ------  -----------  ------  -----------
Basic EPS           12,240  $     0.15   12,226  $      0.21
Effect of dilutive
  stock options        126           -      143            -
                    ------  -----------  ------  -----------
Diluted EPS         12,366  $     0.15   12,369  $      0.21
                    ======  ===========  ======  ===========


                         Nine Months Ended October 5,
                    ----------------------------------------
                              2004                  2003
                    -------------------  -------------------
                            Per Share            Per Share
                    Shares   Amount      Shares   Amount
                    ------  -----------  ------  -----------
Basic EPS           12,243  $     0.59   12,340  $      0.49
Effect of dilutive
  stock options        176       (0.01)      50            -
                    ------  -----------  ------  -----------
Diluted EPS         12,419  $     0.58   12,390  $      0.49
                    ======  ===========  ======  ===========

6.   Goodwill  and  Long-Lived  Assets

     Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company's intangible assets with definite lives as of October 5, 2004 and January 5, 2004:

(in thousands)                    Gross                       Net        Gross                      Net
                                 Carrying    Accumulated    Carrying   Carrying    Accumulated   Carrying
                                  Amount    Amortization     Amount     Amount    Amortization    Amount
                                10/5/2004     10/5/2004    10/5/2004   1/5/2004     1/5/2004     1/5/2004
                                -------------------------------------  -----------------------------------
Amortized intangible assets:
  Covenants not-to-compete      $    2,023  $       1,722  $      301  $   1,844  $       1,650  $     194
  Customer lists                     2,877            485       2,392        627            385        242
  Other intangibles                  1,200             29       1,171          -              -          -
                                ----------  -------------  ----------  ---------  -------------  ---------
  Total amortized intangibles   $    6,100  $       2,236  $    3,864  $   2,471  $       2,035  $     436
                                ==========  =============  ==========  =========  =============  =========

     Amortized intangible assets are being amortized over periods ranging from 1 to 15 years for covenants not-to-compete, 7 to 15 years for customer lists and 7 years for other intangibles. For the quarters ended October 5, 2004 and 2003, amortization expense related to intangible assets with definite lives was $122 and $63 thousand, respectively. For the nine months ended October 5, 2004 and 2003, amortization expense related to intangible assets with definite lives was $201 and $360 thousand, respectively.

     Projected future amortization expense related to intangible assets with definite lives are as follows:

(in thousands)
Fiscal Years:
2004                  $  163  October 6, 2004 - January 5, 2005
2005                     524
2006                     417
2007                     417
2008                     417
2009                     417
2010 and thereafter    1,509
                     -------
Total                 $3,864
                     =======

     The change in the net carrying amount of goodwill for the nine months ended October 5, 2004 by segment are as follows:

(in thousands)                            Products   Services   Consolidated
                                          ---------  ---------  -------------
Net carrying amount as of 1/5/04          $  35,862  $  31,802  $      67,664
Goodwill recorded during first quarter          130        116            246
                                          ---------  ---------  -------------
Net carrying amount as of 4/5/04             35,992     31,918         67,910
Goodwill recorded during second quarter          66         59            125
                                          ---------  ---------  -------------
Net carrying amount as of 7/5/04             36,058     31,977         68,035
Goodwill recorded during third quarter            1     52,367         52,368
                                          ---------  ---------  -------------
Net carrying amount as of 10/5/04         $  36,059  $  84,344  $     120,403
                                          =========  =========  =============

     See footnote 10 for explanation of increase in goodwill for the third quarter of fiscal 2004.

7.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                                         Nine Months Ended October 5,
                                       --------------------------------
                                             2004              2003
                                       --------------  ----------------
Interest paid                          $          270  $            310
                                       ==============  ================
Income taxes paid                      $        3,787  $            744
                                       ==============  ================
Adjustments to purchase price
of acquisition assets and intangibles  $           70  $            299
                                       ==============  ================

Business combinations accounted for
as purchases:
  Assets acquired                      $       78,256  $         10,497
  Liabilities assumed                          61,622             4,074
  Notes payable                                     -             1,326
                                       --------------  ----------------
  Net cash paid                        $       16,634  $          5,097
                                       ==============  ================

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

9.   Segment  Information

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                                            Three Months Ended October 5, 2004
                                                     ------------------------------------------------
                                                     Products   Services   Leasing     Consolidated
                                                     ---------  ---------  --------  ----------------
Revenues                                             $ 139,346  $  61,101  $     57  $        200,504
Income before other expense (income) and income tax      1,097      1,990        42             3,129
Total assets                                           178,211    123,078     7,375           308,664
Capital expenditures                                       204        229         -               433
Depreciation and amortization                              508        666         -             1,174


                                                             Three Months Ended October 5, 2003
                                                     ------------------------------------------------
                                                     Products   Services   Leasing     Consolidated
                                                     ---------  ---------  --------  ----------------
Revenues                                             $ 125,685  $  32,374  $     13  $        158,072
Income before other expense (income) and income tax      2,468      1,733        10             4,211
Total assets                                           169,879     86,849     8,149           264,877
Capital expenditures                                       160        159         -               319
Depreciation and amortization                              644        647         -             1,291


                                                             Nine Months Ended October 5, 2004
                                                     ------------------------------------------------
                                                     Products   Services   Leasing     Consolidated
                                                     ---------  ---------  --------  ----------------
Revenues                                             $ 407,635  $ 126,149  $     89  $        533,873
Income before other expense (income) and income tax      5,144      6,749        44            11,937
Total assets                                           178,211    123,078     7,375           308,664
Capital expenditures                                       764        731         -             1,495
Depreciation and amortization                            1,559      1,608         2             3,169


                                                               Nine Months Ended October 5, 2003
                                                     ------------------------------------------------
                                                     Products   Services   Leasing     Consolidated
                                                     ---------  ---------  --------  ----------------
Revenues                                             $ 341,715  $  93,523  $    164  $        435,402
Income before other expense (income) and income tax      5,746      4,056       150             9,952
Total assets                                           169,879     86,849     8,149           264,877
Capital expenditures                                       737        748         -             1,485
Depreciation and amortization                            2,073      1,930         -             4,003

10.  Merger

     On July 23, 2004, the Company and Pomeroy Acquisition Sub, Inc. ("PAS"), a wholly owned subsidiary the Company, completed a merger with Alternative Resources Corporation ("ARC"). On May 11, 2004, the parties entered into a definitive merger agreement for PAS to acquire all of the issued and outstanding shares of capital stock of ARC. The merger was approved by ARC shareholders at a meeting held on July 22, 2004. As a result of the merger, ARC is now a wholly-owned subsidiary of the Company.

     The cash consideration paid at closing, including the cost of all stock, stock options and warrants purchased and the amount of ARC net debt retired, was approximately $46.1 million, which was funded from cash on hand and borrowings from Pomeroy's existing line of credit. The Merger will nearly double total service revenues for Pomeroy based on historical performance. In addition, with the anticipated recovery of IT spending, it is believed that the Merger represents an opportunity to increase revenue growth. The Merger will add approximately 2,000 technical resources to Pomeroy as well as some major new customers. The additional technical personnel will also allow Pomeroy to add new services capabilities.

     The operating results of ARC have been included in the Company's consolidated financial statements since the acquisition date of July 23, 2004. On an unaudited pro forma basis, assuming the acquisition had occurred at the January 6, 2004, the Company's consolidated results would have been:

(in thousands, except per share data)                 For the three months ended  For the nine months ended
                                                             October 5,2004            October 5, 2004
                                                      --------------------------  -------------------------
                                                         Actual       Pro forma      Actual      Pro forma
                                                      -------------  -----------  ------------  -----------
Net sales and revenues                                $     200,504  $   207,715  $    533,873  $   598,928
Income before other expense (income) and income tax           3,129        2,671        11,937        9,773
Net income                                                    1,872        1,576         7,234        5,787
Earnings per common share, diluted                             0.15         0.13          0.58         0.47

11.  Restructuring  and  Severance  Charges

     During the third quarter of 2004, in connection with certain strategic initiatives, the Company recorded restructuring and severance charges aggregating $1.0 million. The restructuring and severance charge is associated with legacy Pomeroy costs of facilities and processes that have or will become duplicative or redundant as ARC operations are integrated into the Company. These costs consist of facility closing and involuntary employee reduction severance costs of $576 thousand and $400 thousand, respectively. These costs are accounted for under FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," and have been included as a charge to the results of operations for the three and nine-month periods ended October 5, 2004. Going forward, any changes to the estimates of executing the currently approved plans of restructuring will be reflected in current results of operations.

     The Company also recorded a non-recurring, one-time charge for severance in the amount of $1.447 million related to the retirement of founder and former CEO David B. Pomeroy II. Mr. Pomeroy will continue to serve as board chairman.

     Also, in fiscal 2005, the Company plans to have an additional restructuring charge related to exiting unutilized leased facility space of approximately $292 thousand. This charge will be recorded when the leased facilities have been vacated.

     During the third quarter of fiscal 2004, the restructuring and severance charges expensed consisted of the following:

(in thousands)            Total Initial      Cash       Accrued balance
                             Accrual       payments   at October 5, 2004
                          -----------------------------------------------
Severance                 $        1,847  $    (142)  $             1,705
Facility consolidations              576          -                   576
                          -----------------------------------------------
                          $        2,423  $    (142)  $             2,281
                          ===============================================

     Also, the Company's management recorded a restructuring charge liability on the ARC opening balance sheet to eliminate certain duplicative activities and reduced facility requirements. As a result, approximately $6.4 million of costs were recorded as part of the ARC merger. The restructuring charge consisted of costs of vacating duplicative leased facilities and severance costs associated with exiting activities. These costs are accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire ARC. A portion of the restructuring liabilities are classified as long-term liabilities in the accompanying consolidated balance sheet at October 5, 2004. Changes to the estimates of executing the currently approved plans of restructuring will be recorded as an increase or decrease to goodwill.

(in thousands)            Total Initial      Cash      Liability balance
                            Liability      payments   at October 5, 2004
                          -----------------------------------------------
Severance                 $        2,682  $    (453)  $             2,229
Facility consolidations            3,715       (106)                3,609
                          -----------------------------------------------
                          $        6,397  $    (559)  $             5,838
                          ===============================================

     Additionally, as part of the acquisition of ARC, the Company acquired the remaining obligations of ARC's existing restructuring plans, which were initially recorded in fiscal 2003 and fiscal 2002. The total obligations acquired in connection with these restructuring plans was $2.1 million at July 23, 2004. As of October 5, 2004, the Company had paid approximately $1.3 million of the acquired accrued costs.

     As of October 5, 2004, the balance of the ARC fiscal 2003 and fiscal 2002 accrued restructuring costs recorded consisted of the following:

(in thousands)

Fiscal 2003 Restructuring Charge
                            Total Accrual    Cash       Balance at
                            as of 7/23/04    payments   October 5, 2004
                            --------------------------------------------
Severance                   $          647  $    (461)  $            186
                            --------------------------------------------
                            $          647  $    (461)  $            186
                            ============================================

Fiscal 2002 Restructuring Charge
                            Total Accrual   Cash        Balance at
                            as of 7/23/04   payments    October 5, 2004
                            --------------------------------------------
Facility consolidations     $          756  $    (226)  $            530
Other charges                          696       (656)                40
                            --------------------------------------------
                            $        1,452  $    (882)  $            570
                            ============================================

     Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations

         Special Cautionary Notice Regarding Forward-Looking Statements
         --------------------------------------------------------------

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements regarding future financial results of the Company. The words "expect," "estimate," "anticipate," "predict," and similar expressions are intended to identify forward-looking statements. Such statements are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this document including, without limitation, those statements made in conjunction with the forward-looking statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations". All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

RESULTS  OF  OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of income expressed as a percentage of net sales and revenues:

Financial Results                                         Percentage of net sales and revenues
                                                        Three months ended       Nine months ended
                                                            October 5,              October 5,
                                                     ----------------------  ------------------------
                                                        2004        2003       2004         2003
                                                     ----------  ----------  ---------  -------------

Net sales and revenues:
  Equipment, supplies and leasing                         69.5%       79.5%      76.4%          78.5%
  Service                                                 30.5%       20.5%      23.6%          21.5%
                                                     ----------  ----------  ---------  -------------
  Total net sales and revenues                           100.0%      100.0%     100.0%         100.0%
                                                     ==========  ==========  =========  =============

Cost of sales and servce:
  Equipment, supplies and leasing                         64.6%       73.9%      70.7%          72.6%
  Service                                                 22.2%       14.9%      17.2%          15.6%
                                                     ----------  ----------  ---------  -------------
    Total cost of sales and service                       86.8%       88.8%      87.9%          88.2%
                                                     ==========  ==========  =========  =============

Gross profit:
  Equipment, supplies and leasing                          4.9%        5.6%       5.7%           5.9%
  Service                                                  8.3%        5.5%       6.4%           5.9%
                                                     ----------  ----------  ---------  -------------
    Total gross profit                                    13.2%       11.2%      12.1%          11.8%
                                                     ==========  ==========  =========  =============

Operating expenses:
  Selling, general and administrative                      9.4%        7.2%       8.3%           8.0%
  Rent                                                     0.4%        0.5%       0.5%           0.6%
  Depreciation                                             0.5%        0.8%       0.6%           0.8%
  Amortization                                             0.1%        0.0%       0.0%           0.1%
  Provision for doubtful accounts                          0.0%        0.0%       0.0%           0.0%
  Restructuring and severance charges                      1.2%        0.0%       0.5%           0.0%
                                                     ----------  ----------  ---------  -------------
    Total operating expenses                              11.6%        8.5%       9.9%           9.5%
                                                     ==========  ==========  =========  =============

Income before other expense (income) and income tax        1.6%        2.6%       2.2%           2.3%

Net other expense                                          0.1%        0.0%       0.0%           0.0%

Income before income tax                                   1.5%        2.6%       2.2%           2.3%
Income tax expense                                         0.6%        1.0%       0.8%           0.9%

                                                     ----------  ----------  ---------  -------------
Net income                                                 0.9%        1.6%       1.4%           1.4%
                                                     ==========  ==========  =========  =============

                           POMEROY IT SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues increased $42.4 million, or 26.8%, to $200.5 million in the third quarter of fiscal 2004 from $158.1 million in the third quarter of fiscal 2003. This increase was primarily a result of increased industry-wide technology spending and the acquisition of Alternative Resources Corporation on July 23, 2004. Excluding acquisitions completed in fiscal years 2003 and 2004, total net sales and revenues increased 11.5%. Products and leasing sales increased $13.7 million, or 10.9% to $139.4 million in the third quarter of fiscal 2004 from $125.7 million in the third quarter of fiscal 2003. Excluding acquisitions completed in fiscal years 2003 and 2004, products and leasing sales in the third quarter of fiscal 2004 increased 9.7% over the products and leasing sales in the third quarter of fiscal 2003. Service revenues increased $28.7 million, or 88.7%, to $61.1 million in the third quarter of fiscal 2004 from $32.4 million in the third quarter of fiscal year 2003, primarily as a result of the acquisition of Alternative Resources Corporation. Excluding acquisitions completed in fiscal years 2003 and 2004, service revenues in the third quarter of fiscal 2004 increased 18.6% over service revenues in the third quarter of fiscal 2003.

Total net sales and revenues increased $98.5 million, or 22.6%, to $533.9 million in the first nine months of fiscal 2004 from $435.4 million in the first nine months of fiscal 2003. Excluding acquisitions completed in fiscal years 2003 and 2004, total net sales and revenues increased 15.9%. Products and leasing sales increased $65.8 million, or 19.3%, to $407.7 million in the first nine months of fiscal 2004 from $341.9 million in the first nine months of fiscal 2003. Excluding acquisitions completed in fiscal years 2003 and 2004, products and leasing sales in the first nine months of fiscal 2004 increased 17.8% over products and leasing sales in the first nine months of fiscal 2003. Service revenues increased $32.6 million, or 34.9%, to $126.1 million in the first nine months of fiscal 2004 from $93.5 million in the first nine months of fiscal year 2003, primarily as a result of the acquisition of Alternative Resources Corporation in the third quarter of fiscal 2004. Excluding acquisitions completed in fiscal years 2003 and 2004, service revenues in the first nine months of fiscal 2004 increased 8.8% over service revenues in the first nine months of fiscal 2003.

GROSS PROFIT. Gross profit increased $8.8 million, or 50.0%, to $26.4 million in the third quarter of fiscal 2004 from $17.6 million in the third quarter of fiscal 2003. The increase was primarily due to increased total net sales and revenues. Gross profit, as a percentage of revenue, increased to 13.2% in the third quarter of fiscal 2004 as compared to 11.2% in the third quarter of fiscal 2003. This increase in gross margin resulted primarily from the increase in service revenues as a percentage of total revenues and the increase in service gross margin as a percentage of total gross margin due to the acquisition of Alternative Resources Corporation. As a consequence of adopting EITF 02-16, the Company recorded approximately $70 thousand during the third quarter of fiscal 2004 of vendor considerations as a reduction of product cost of sales, which previously would have been recorded as a reduction of selling, general and administrative expenses. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have remained at 13.2% during the third quarter of fiscal 2004 compared to 11.2% during the third quarter of fiscal 2003. The non-GAAP gross profit margin is included in this discussion to provide meaningful comparison to prior periods. On a forward looking basis, the Company expects to be aggressive in product and service pricing in order to gain existing market share which may have an unfavorable impact on overall gross margin. Additionally, the Company expects to continue increasing the breadth and depth of its service offerings, which should have a continued favorable impact on service gross margin. Factors that may have an impact on gross margin in the future include the continued changes in hardware margins, change in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and the Company's decision to aggressively price certain products and services.

Gross profit increased $13.2 million, or 25.8%, to $64.5 million in the first nine months of fiscal 2004 from $51.3 million in the first nine months of fiscal 2003. The increase was primarily due to increased total net sales and revenues. Gross profit, as a percentage of revenue, increased to 12.1% in the first nine months of fiscal 2004 as compared to 11.8% in the first nine months of fiscal 2003. This increase in gross margin resulted primarily from the increase in service revenues as a percentage of total revenues and the increase in service gross margin as a percentage of total gross margin due to the acquisition of Alternative Resources Corporation. As a consequence of adopting EITF 02-16, the Company recorded approximately $543 thousand during the first nine months of fiscal 2004 of vendor considerations as a reduction of product cost of sales, which previously would have been recorded as a reduction of selling, general and administrative expenses. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 12.0% during the first nine months of fiscal 2004 compared to 11.8% during the first nine months of fiscal 2003. The non-GAAP gross profit margin is included in this discussion to provide meaningful comparison to prior periods. On a forward looking basis, the Company expects to be aggressive in product and service pricing in order to gain existing market share which may have a continued unfavorable impact on overall gross margin.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 9.8% in the third quarter of fiscal 2004 from 7.7% in the third quarter of fiscal 2003. Total operating expenses expressed as a percentage of total net sales and revenues increased to 11.6% in the third quarter of fiscal 2004 from 8.5% in the third quarter of fiscal 2003. This increase is primarily the result of the acquisition of Alternative Resources Corporation and recording a $2.4 million restructuring charge offset by higher net sales and revenues in the third quarter of fiscal 2004 as compared to the third quarter of fiscal
2003.    As  a  result  of  adopting  EITF  02-16,  the  Company  reclassified approximately $70 thousand of vendor consideration to a reduction of cost of sales, which would previously have been recorded as a reduction of selling, general and administrative expenses. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, operating expenses would have been 11.6% during the third quarter of fiscal 2004 as compared to 8.5% during the third quarter of fiscal 2003. This non-GAAP measurement is included to provide a more meaningful comparison to prior periods.

Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues increased to 8.8% in the first nine months of fiscal 2004 from 8.6% in the first nine months of fiscal 2003. Total operating expenses expressed as a percentage of total net sales and revenues increased to 9.9% in the first nine months of fiscal 2004 from 9.5% in the first nine months of fiscal 2003. This increase is primarily the result of recording a $2.4 million restructuring charge in the third quarter of fiscal 2004 offset by higher net sales and revenues in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003. As a result of adopting EITF 02-16, the Company reclassified approximately $543 thousand of vendor consideration to a reduction of cost of sales, which would previously have been recorded as a reduction of selling, general and administrative expenses. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, operating expenses would have been 9.7% during the first nine months of fiscal 2004 as compared to 9.5% during the first nine months of fiscal 2003. This non-GAAP measurement is included to provide a more meaningful comparison to prior periods.

RESTRUCTURING AND SEVERANCE CHARGES. During the third quarter of 2004, in connection with certain strategic initiatives, the Company recorded restructuring and severance charges of $1.0 million. The restructuring charge is associated with legacy Pomeroy costs of facilities and processes that have or will become duplicative or redundant as ARC operations are integrated into the Company. The Company also recorded a non-recurring, one-time charge for severance in the amount of $1.4 million related to the retirement of founder and former CEO David B. Pomeroy II.

INCOME BEFORE OTHER EXPENSE (INCOME) AND INCOME TAX. Income from operations decreased $1.1 million, or 25.7%, to $3.1 million in the third quarter of fiscal 2004 from $4.2 million in the third quarter of fiscal 2003. The Company's operating margin decreased to 1.6% in the third quarter of fiscal 2004 as compared to 2.6% in the third quarter of fiscal 2003. This decrease is primarily due to recording the non-recurring restructuring and severance charges described above.

Income before other expense (income) and income tax increased $2.0 million, or 19.9%, to $11.9 million in the first nine months of fiscal 2004 from $9.9 million in the first nine months of fiscal 2003. The Company's operating margin decreased to 2.2% in the first nine months of fiscal 2004 as compared to 2.3% in the first nine months of fiscal 2003. This decrease is primarily due to recording the restructuring and severance charges described above offset by increase in service revenues as a percentage of total revenues and the increase in service gross margin as a percentage of total gross margin due to the acquisition of Alternative Resources Corporation.

NET INTEREST INCOME (EXPENSE). Net interest expense was $0.032 million during the third quarter of fiscal 2004 as compared to net interest income of $0.007 million during the third quarter of fiscal 2003. This was primarily a result of increased borrowings on the credit facility.

Net interest expense was $0.001 million in the first nine months of fiscal 2004 compared to net interest income of $0.02 million in the first nine months of fiscal 2003. This increase in net interest expense was a result of increased borrowings under our credit facility and lower interest rates on invested funds.

INCOME TAXES. The Company's effective tax rate was 39.5% in the third quarter of fiscal 2004 compared to 39.0% in the third quarter of fiscal 2003.

The  Company's  effective  tax rate was 39.3% in the first nine months of fiscal
2004  compared  to  39.0%  in  the  first  nine  months  of  fiscal  2003.

NET INCOME. Net income decreased $0.7 million, or 27.0%, to $1.9 million in the third quarter of fiscal 2004 from $2.6 million in the third quarter of fiscal 2003 due to the factors described above.

Net income increased $1.1 million, or 18.9%, to $7.2 million in the first nine months of fiscal 2004 from $6.1 million in the first nine months of fiscal 2003 due to the factors described above.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $15.9 million in the first nine months of fiscal 2004. Cash used in investing activities was $18.1 million, which included payments of $16.6 million for current and prior year acquisitions and $1.5 million for capital expenditures. Cash used in financing activities was $28.4 million, which included $31.4 million for payments of acquisition notes payable and $0.5 million for the purchase of treasury stock offset by $2.9 million of proceeds from short-term borrowings, $0.4 million of proceeds from exercise of stock options and $0.2 million of proceeds from employee stock plan purchases.

A significant part of the Company's inventories is financed by floor plan arrangements with third parties. At October 5, 2004, these lines of credit totaled $87.0 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $10.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on either thirty-day or sixty-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

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

As of October 5, 2004 the Company had an outstanding balance on the working capital component of this facility of $2.9 million. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants. Currently, the Company is in compliance with all financial covenants.

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

Aggregated information about the Company's contractual obligations and other off balance sheet commitments as of October 5, 2004 are presented in the following table:

                                                                          MORE
                                                                         THAN 5
                    TOTAL   YEAR 1   YEAR 2   YEAR 3   YEAR 4   YEAR 5    YEARS
                   -------------------------------------------------------------
Acquisition notes  $ 1,162  $   912  $   250  $     -  $     -  $     -  $     -
Operating leases    20,320    5,991    3,979    3,375    3,014    2,719    1,242
                   -------------------------------------------------------------
Total contractual
cash obligations   $21,482  $ 6,903  $ 4,229  $ 3,375  $ 3,014  $ 2,719  $ 1,242
                   =============================================================

The operating leases, shown above, are not recorded on the consolidated balance sheet. Operating leases are utilized in the normal course of business.


Item  3-Quantitative  and  Qualitative  Disclosures  about  Market  Risk.

The Company is exposed to interest rate risk primarily through its credit facility with GECDF. Due to the Company's current cash position, the Company did not experience a material impact from interest rate risk for the third quarter of fiscal 2004.

Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.


Item  4-Controls  and  Procedures

As of October 5, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to October 5, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls.

                           PART II - OTHER INFORMATION

Item  1-Legal  Proceedings

There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item  2-Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

                         Issuer Purchases of Equity Securities


                                                  (c) Total number    (d) Maximum
                                                     of shares      number of shares
                  (a) Total number  (b) Average     purchased as    that may yet be
                     of shares       price paid   part of publicly  purchased under
Period               purchased       per share     announced plan       the plan
7/6/04 - 8/5/04             10,000  $      11.81           423,367                 0
8/6/04 - 9/5/04                  -             -                 -                 -
9/6/04 - 10/5/04                 -             -                 -                 -
                  ------------------------------------------------------------------
Total                       10,000                         423,367                 0
                  ==================================================================

Item 3-Defaults Upon Senior Securities

     NONE

Item 4-Submission of Matters to a Vote of Security Holders

     NONE

Item 5-Other Information

     NONE

Item 6-Exhibits and Reports on Form 8-K

     (a)  Reports on Form 8-K

Item 2.02.  Results of Operations and Financial Condition.

     On November 11, 2004, Pomeroy IT Solutions, Inc. issued a press release announcing financial results for the third quarter and nine months ended October 5, 2004. A copy of this press release is attached hereto as Exhibit 99.1. Certain information in this press release was discussed by Stephen Pomeroy, Chief Executive Officer and President and Michael Rohrkemper, Chief Financial Officer and Chief Accounting Officer in our third quarter conference call that was conducted following the public issuance of the press release.

Item 9.01  Financial Statements and Exhibits.
---------------------------------------------

99.1 Press Release, dated November 11, 2004, announcing financial results for the third quarter and nine months ended October 5, 2004.

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

                                    POMEROY  IT  SOLUTIONS, INC.
                                    ----------------------------
                                             (Registrant)

Date: November 15, 2004                By: /s/ Michael E. Rohrkemper

                                    --------------------------------------------
                                       Michael E. Rohrkemper
                                       Chief Financial Officer and
                                       Chief Accounting Officer