Form 10-K
period 2005-01-05
POMEROY IT SOLUTIONS INC
filed 2005-04-05
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark  One)
(X)     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  fiscal  year  ended  January  5,  2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for  the  past  90  days.
YES     __X__     NO     _____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES     __X__     NO     _____


The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $86.3 million as of July 5, 2004.

The number of shares of common stock outstanding as of February 28, 2005 was 12,487,464.

                       DOCUMENTS INCORPORATED BY REFERENCE


                    Part  of  Form  10-K  Into  Which  Portions  of  Documents
Document                                                 Are  Incorporated
--------                                                 -----------------

Definitive  Proxy  Statement  for  the  2005             Part  III
Annual Meeting of Stockholders to be filed with the Securities and Exchange
Commission  on  or  before  May  5,  2005.

                           POMEROY IT SOLUTIONS, INC.

                                    FORM 10-K

                           YEAR ENDED JANUARY 5, 2005

                                TABLE OF CONTENTS



PART I                                                                                    Page
                                                                                          ----
Item 1                             Business                                                  1
Item 2                             Properties                                               12
Item 3                             Legal Proceedings                                        13
Item 4                             Submission of Matters to a Vote of Security Holders      13


PART II
                                   Market for Registrant's Common Equity, Related
                                   Stockholder Matters and Issuer Purchases of Equity
Item 5                             Securities                                               13

Item 6                             Selected Financial Data                                  15
Item 7                             Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations                      18
Item 7A                            Quantitative and Qualitative Disclosures About Market
                                   Risk                                                     24
Item 8                             Financial Statements and Supplementary Data              24
Item 9                             Changes in and Disagreements With Accountants
                                   on Accounting and Financial Disclosure                   25
Item 9A                            Controls and Procedures                                  25
Item 9B                            Other Information                                        25

PART III
Item 10                            Directors and Executive Officers of the Registrant       26
Item 11                            Executive Compensation                                   26
Item 12                            Security Ownership of Certain Beneficial Owners
                                   and Management and Related Stockholder Matters           26
Item 13                            Certain Relationships and Related Transactions           26
Item 14                            Principal Accountant Fees and Services                   26

PART IV
Item 15                            Exhibits, Financial Statement Schedules                  26

SIGNATURES                         Chief Executive Officer, President, Chief Financial      35
                                   Officer and Chief Accounting Officer

                                   Directors                                                35


Reports of Independent Registered
Public Accounting Firms                                                                    F-1

Financial Statements                                                                       F-3

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
         --------------------------------------------------------------

Certain of the matters discussed under the captions "Business", "Properties", "Legal Proceedings", "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this document and in documents incorporated herein by reference, including, without limitation, those statements made in conjunction with the forward-looking statements under "Business", "Properties", "Legal Proceedings", "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the factors discussed under "Business - Certain Business Factors". All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.


                                     PART I

ITEM  1.  BUSINESS

COMPANY  OVERVIEW

Pomeroy IT Solutions, Inc. is a national IT solutions provider with a comprehensive portfolio of consulting, infrastructure and lifecycle services. Our mission is to provide customers with increased efficiencies, decreased costs, and the ability to maximize their existing IT investments. We are committed to our customers, our employees and our shareholders and aim to consistently meet and exceed their expectations.

Pomeroy was founded in 1981 and organized as a Delaware corporation in February 1992. Since then, Pomeroy IT Solutions, Inc., collectively with its subsidiaries, ("Pomeroy" or the "Company") has strategically acquired several companies to strengthen the core services offerings the Company delivers. Some of these acquisitions include Ballantyne Consulting Group in Charlotte, NC; and Micrologic Business Solutions in Kansas City, MO. Most recently, the Company made the largest acquisition in its history, that of Alternative Resources Corporation (ARC) in Barrington, IL. The combined service capabilities of ARC and Pomeroy IT Solutions has strengthened our ability to provide:

     - Full Life Cycle Services from technology acquisition to end of life solutions. These solutions embrace both ISO 9001-2000 and Information Technology Infrastructure Library ("ITIL") methodologies.
     - Consulting expertise covering Enterprise Resource Planning ("ERP"), Customer Relationship Management ("CRM"), Application Development, Security and Data Warehousing solutions.
     - Network Infrastructure Solutions with specialization in IP Communications, Storage, UNIX, Wireless and Software Solutions.
     - A robust Service Desk offering that can be co-sourced, off-site or blended to meet customer help desk needs.

Our  Employees
--------------
Pomeroy employs over 3,500 people, including approximately 2,000 technical personnel located throughout the country. Pomeroy is committed to continuing to build its areas of expertise and offerings through continual hiring, training, and strategic acquisitions of companies that bring new skill sets and experience. Collectively, the Company holds thousands of certifications and specializations, including some of the highest recognitions in the industry such as CCIE, HP Master SAN, CISSP, VPN Security, Wireless LAN, IP Communications, PhD, ITIL Practitioner, ITIL Master and PMP.

Our  Solution-Focused  Company
------------------------------
Pomeroy seeks to understand the strategic goals of customers' organizations as well as the specific challenges faced by IT executives. Through this collaborative approach, the Company's sales and technical teams can combine the right people, partners, technologies and methodologies to deliver solutions that meet those goals and challenges. The Company takes advantage of its low-cost business model and scalability to deliver the most economical, flexible solutions to its customers. Ultimately, this allows our customers to reinvest savings into their organizations.

Our  Markets
------------
Pomeroy's target markets include governmental agencies, educational institutions, Fortune 1000 and small and medium business ("SMB") customers. These customers fall into government and education, financial services, health care and other sectors. Pomeroy's customers are located throughout the United States with an emphasis in the Southeast and Midwest regions.


Our  Growth  Strategy
---------------------
Pomeroy's growth strategy is to gain share in existing markets, expand its geographical coverage, and increase the breadth and depth of its service offerings while continuing its strategic model. In addition, Pomeroy's growth strategy includes taking advantage of the expansion in scale and scope that the ARC integration provides. The key impacts of the acquisition are expanded service offerings, client base and geographies. Pomeroy will continue to focus on higher margin services, continued operating expense control and maintaining a strong balance sheet. Pomeroy believes by following this growth strategy, it will be able to improve its earnings performance in the future. The Company has experienced and expects continued pricing pressure in its products segment due to industry consolidation and the efforts of manufacturers to sell directly to Pomeroy's customers. In addition, the general weakness in the U.S. economy has impacted Pomeroy's business. Any pricing pressures, reduced margins or loss of market share resulting from the Company's inability to compete effectively could have a material adverse effect on the Company's operations and financial results.

Our  Dedicated  Delivery  Organization
--------------------------------------

In 2004, the Company invested in various initiatives to greatly enhance its service delivery capabilities. These initiatives have enabled improved utilization of our 3000+ technical resource base ensuring that the right technician is identified and available to meet the customer's needs. Pomeroy leverages proven methodologies and industry best practices to ensure consistent and repeatable service delivery regardless of geography.

Our  Segments
-------------
The Company operates in three industry segments: products, services and leasing. See Note 21 of Notes to Consolidated Financial Statements for a presentation of segment financial information. Pomeroy's products segment is comprised of the sale of a broad range of IT products that include desktop computing equipment, servers, infrastructure devices and peripherals. Pomeroy's services business entails providing IT services which support such computer products. The services segment can be classified into three components: enterprise consulting, infrastructure solutions and lifecycle services. The Company also offers leasing solutions to its customers via an agency agreement with a financial institution located in Cincinnati.

Our  Information
----------------
We  make  available free of charge on our web site at www.pomeroy.com our Annual
                                                      ---------------
Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the "SEC"). We also make available on our web site other reports filed with the SEC under the Securities Exchange Act of 1934, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. We do not intend for information contained in our web site to be part of this Form 10-K or any other report that we file with the SEC.

PRODUCTS  SEGMENT

The Company's products segment is comprised of the sale of a broad range of IT products that include desktop computing equipment, servers, infrastructure devices and peripherals.

Our  Partners
-------------
Out of the extensive list of technology brands we provide, Pomeroy has selected an exclusive group of leading manufacturers with which to develop comprehensive alliance agreements. These alliances underscore our commitment to providing our customers with the most sought-after technologies. Pomeroy engages our alliance partners at the highest levels in order to meet our customer needs in accordance to our standards of excellence.
The  Pomeroy  Marketing  Alliance  Program  goals  are:

     - To build strong on-going business relationships with a select group of vendors and manufacturers
     - To maintain extensive sales of, and technical readiness on, alliance product and solution sets
     - To bring the advantages of strong industry relationships to bear on individual customer projects for the benefit of the customer

The following are manufacturers included within our Marketing Alliance Program.

          3Com
          Altiris
          APC  (American  Power  Conversion)
          Brother
          Cables  to  Go
          Cisco  Systems
          Commvault
          Computer  Associates
          EMC
          Epson
          Hewlett  Packard  -  Compaq
          Hitachi
          IBM
          Kingston  Technology
          Lexmark
          Macromedia
          Microsoft
          Nec/Mitsubishi
          Nortel
          Okidata
          Qlogic
          Sony
          Storagetek
          Sun
          Surfontrol
          Symantec
          Viewsonic

Pomeroy believes that its relationship with such vendors enables it to offer a wide range of products to meet the diverse requirements of its customers as opposed to original equipment manufacturers ("OEMs"), which offer a limited range of products. Additionally, Pomeroy's ability to bundle products with services enables its customers to obtain the flexibility, expertise, and conveniences of multiple vendors from a single source provider of IT solutions.

The information technology needs of its customers are serviced by Pomeroy's ISO 9001:2000 registered distribution and integration center located in Hebron, Kentucky. This facility is approximately 161,000 square feet and distributes and integrates products and technologies sold by the Company as well as products supplied by its customers. Pomeroy also operates a service depot operation within this centralized facility.

Purchasing products and/or services from Pomeroy assures that highly skilled professionals who adhere to world-class quality standards manage the IT initiatives of its customers. Since 1997, Pomeroy's Distribution Center has been registered to the International Organization of Standardization ("ISO") ISO 9001:2000 Quality Standard. The ISO Quality Standard has been accepted by the U.S. and over eighty other countries around the world as the basis for a world class Quality Management System ("QMS"). Pomeroy's QMS specifies the policies, procedures and processes necessary to satisfy customer requirements and ensures those processes are appropriately managed, controlled and continually improved. As a result of Pomeroy's ISO 9001:2000 registration, Pomeroy's customers can be assured that Pomeroy's QMS meets international standards. Documented procedures and records that demonstrate its commitment to the very highest quality standards back up the Company's ISO registration.

Pomeroy is committed to becoming the supplier of choice for all its customers' IT solution needs by continuous process improvements designed to optimize its operational effectiveness without adding undue costs to the model.

Part of its improvement process is an extensive corrective action and internal audit program that not only identifies and solves quality issues but also prevents their recurrence.


The Company believes that its distribution and integration center is adequately designed to support its customers' business and technology needs for the foreseeable future. Pomeroy's distribution and integration center utilizes state-of-the-art warehouse management and enterprise resource planning ("ERP") systems in order to stock, pick and update the status and location of physical and perpetual inventory. The radio-frequency based warehouse management system controls and manages the flow of physical inventory from the earliest point of demand generation, purchase order creation, to the final step in the supply chain process, shipping to meet its customers' delivery and integration needs.

The warehouse management system controls re-order points and directs its fulfillment needs to the product source who can deliver at the lowest possible capital cost while maintaining the speed to market required by Pomeroy's customers. The warehouse management system tracks the inventory in a real time mode, updating Pomeroy's ERP system, which then in turn updates its customers' specific technology driven supply chain management systems. The intelligence inherent with the system is flexible, allowing customization to almost any specific communication standard required by Pomeroy's diverse customer base. Essentially, Pomeroy has the ability to link its ERP and warehouse management systems to its customers' supply chain management ("SCM") systems. As a result, the Company has been able to provide its customers with product shipping information as well as the ability to efficiently process orders while safeguarding its inventory.

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

For fiscal years 2004, 2003 and 2002, sales of computer hardware, software, and related products were approximately $545.0 million, $470.3 million and $568.2 million, respectively, and accounted for approximately 73.4%, 78.6%, and 80.9%, respectively, of the consolidated net sales and revenues of Pomeroy in such years.

SERVICES  SEGMENT
As a national service solution provider, Pomeroy offers three groups of services: enterprise consulting, infrastructure solutions, and lifecycle services.


Enterprise  Consulting
----------------------
By combining the right people, strategy and technologies, Pomeroy helps companies increase efficiencies and decrease costs.

The  enterprise  consulting  group  offerings  consist  of:

     Application  Development  -  Pomeroy  has developers who assist in creating
     ------------------------
     custom applications to meet customers' unique business needs.

     Business  Process  Re-engineering  - Dedicated to helping customers improve
     ---------------------------------
     the bottom line, Pomeroy has consultants who help with process improvement and collaborative logistics.

     ERP  Solutions  - Experienced in Enterprise Resource Planning Solutions,
               --------------
     Pomeroy is a natural choice if customers are considering Oracle or SAP applications.

     CRM  Solutions  - Understanding  a  customer's  experience across all touch
     --------------
     points of its organization is key to customer satisfaction. Pomeroy is experienced in helping companies define and implement the right CRM solution for their business.

     E-Business  -  Pomeroy  can help customers create  a web site or extend its
     ----------
     business processes to the web.

     Business  Intelligence  -  Pomeroy  provides  customers with the ability to
     ----------------------
     access and analyze mission-critical information on demand and in real-time. This is becoming increasingly more important with market competition and required reporting procedures for certain industries.

     Outsourcing  -  Pomeroy  has  IT  personnel  available  to  supplement  its
     -----------
     customers' staffs, freeing up a customers' financial resources and time to concentrate on its core business.


Infrastructure  Solutions
-------------------------
Pomeroy has experienced certified engineers to assist the customer with their infrastructure needs from architecture to implementation.

The  infrastructure  solutions  group  offerings  consist  of:

     High  Performance  File Servers - Pomeroy has the experience and ability to
     -------------------------------
     implement and support mid-range servers including clustering and server consolidation.

     Voice,  Video,  Data  &  Network  Integration - Pomeroy enables businesses,
     ---------------------------------------------
     especially call centers, to increase productivity, save costs through management of one data source, and increase customer satisfaction with integration of data, voice and video on a single IP based network. Pomeroy also architects and installs wireless network connections throughout or between buildings to provide more flexibility and productivity.

     Storage  Strategies - Pomeroy understands the impact enterprise storage can
     -------------------
     have on a company's infrastructure and applications. Pomeroy has a team of storage architects and engineers across best of breed technologies to help its customers select the best option for their environments.

     Security  Solutions  -  Pomeroy's  Security  Solution consists of a layered
     -------------------
     approach, offering products and services that when combined create a comprehensive security program. Business Continuity and Disaster Recovery Planning are two of those six layers.

     Thin Client - Pomeroy provides solutions and services for secure deployment
     -----------
     of server-based applications via a web browser. These solutions are low in cost compared to traditional desktop computers and provide a centralized area for data backup and application upgrades.

     Managed  Services  -  Pomeroy  can  be  the  single source provider for its
     -----------------
     customers' electronic interaction and commerce needs. Services offered include WAN Monitoring, Hosted Applications, and Remote LAN Monitoring.

     Cabling  Solutions  - Pomeroy's Cabling Division is equipped to support all
     ------------------
     aspects of its customers' communication cable system such as move/add change support for cabling, telephones and PCs. We are experienced to support all communication media types including shielded and unshielded copper cable, coaxial cable and fiber optic cable.


Lifecycle  Services
-------------------
Pomeroy has a long history of proven performance with technology refreshes, roll-outs, and desktop services.

The lifecycle services group offers the following comprehensive portfolio of services:
     Strategic  Sourcing  -  Pomeroy's  experienced strategic sourcing group can
     -------------------
     assist its customers with platform selection, sourcing, and order management.

     Integration  &  Distribution  Logistics  -  Pomeroy  takes  great  pride in
     ---------------------------------------
     preparing its customers' equipment to the exact specifications needed. We have a 170,000 square feet distribution and configuration facility to accommodate large rollouts.

     Implementation  Services - Pomeroy understands the importance of a flawless
     ------------------------
     implementation and uses solid project management methodology to ensure a reduction in project time lines, revisits and costs for our customers.

     Technical  Support Services - Pomeroy provides an array of support services
     ---------------------------
     including: help desk, desk side support, moves/adds/changes, and asset management. Pomeroy Extended Care enables customers to have extended warranties that are more customizable and less expensive than what they would receive from the manufacturer.

     DoD  Drive Wiping Services - Pomeroy offers a DoD Drive Wiping service as a
     --------------------------
     part of our Brokerage/End-of-Life offering. A DoD (Department of Defense) wipe is a method of drive clearing and sanitization to the same standard (DoD 5220.22-M) which is used by the US Department of Defense
     (DoD),  US Department of Energy (DoE), the US Nuclear Regulatory Commission
     (NRC), the US Central Intelligence Agency (CIA), and the National Security Administration (NSA).

     In a typical DoD wipe (3 pass over-wipe with random binary patterns), all addressable hard drive locations are overwritten with a character, its complement, and then a random character and verify. The process repeats 3 times, thus guaranteeing that no data can be recovered by either a member of the public or by a commercial enterprise.

     By using this type of wipe, our customers can be confident that any protected information contained on a drive will be made irretrievable.

     Technology  Disposition  -  Pomeroy  provides  customers  with  a  range of
     -----------------------
     solutions for disposition of equipment. These solutions include redeployment to another department within their companies, brokering the equipment, donating the equipment or disposing of the equipment in compliance with applicable EPA regulations.


Our  Technical  Team
--------------------
Pomeroy's technical personnel maintain some of the highest credentials. Maintaining a knowledgeable and resourceful technical staff is an ideal that Pomeroy cultivates through career development programs that promote education and skills training. These certifications include:

CISCO: CCIE, CCNA, CCNP, CCDP, CCDA, CCSP, INFOSEC Professional including IP Communications, Wireless LAN, and VPN Security Specializations
NOVELL:  CNE,  MCNE,  CNA,  and  Certified  GroupWise  Engineer
MICROSOFT: MCP, MCSA, MCSA Security Specialization, MCSE Messaging Specialization, MCSE, MCSE+1, MCDBA and CRM Professional
IBM:  xSeries  Certified  System  Engineer, IBM Technical Specialist RS 6000 SP,
IBM  Advanced  Technical  Expert  RS  6000,  WebSphere  System  Expert
HEWLETT PACKARD: HP Certified Professionals (NT, NetWare, Alpha/Unix, and StorageWorks), HP Accredited Integration Specialist and Master Accredited Systems Engineers - SAN Architect
COMPUTER  ASSOCIATES:  CUE
NORTEL: Networks Specialist, Nortel Networks Certified Support Expert, Nortel Certified Design Expert
LOTUS:  Notes  Professional
COMPTIA: A+ Certified Technicians, Network+, IT Project+, Linux+, Server+, i-Net+ and Security+
SUN:  Storage  Engineers,  Solaris  System  and  Network  Administrator
(ISC)2  Certified  Information  Systems  Security  Professional  (CISSP)
ORACLE:  Oracle  Certified  Professional  (OCP)
EMC:  Master  Operator  and  Builder
ALTIRIS:  Certified  Practitioner
ISACA: Certified Information Systems Auditor (CISA), Certified Information Security Manager (CISM)
CITRIX: Certified Enterprise Administrator (CCEA), Certified Administrator (CCA) F5 NETWORKS: Product Specialist
HELP  DESK  INSTITUTE:  Helpdesk  Manager  and  Helpdesk  Analyst
QLOGIC:  SAN  Solution  Certified
PMI:  Project  Management  Professional  (PMP)
SYMANTEC:  Certified  System  Engineer,  Certified  Security  Practitioner
VMWARE:  VMware  Certified  Professional

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

Pomeroy's revenues from its service and support activities have grown, as a percentage of its consolidated net sales and revenues, over the last several years. For fiscal years 2004, 2003 and 2002, revenues from service and support activities were approximately $197.2 million, $127.9 million and $131.3 million, respectively, and accounted for approximately 26.6%, 21.4% and 18.7%, respectively, of the consolidated net sales and revenues of Pomeroy in such years.

LEASING  SEGMENT
Pomeroy helps customers from strategy to procurement. Pomeroy provides assistance with determining the best method to finance projects based on the customer's objectives. Pomeroy offers a variety of options including standard leasing via an agency agreement with a financial institution located in Cincinnati.

For fiscal years 2004, 2003 and 2002, leasing revenues were approximately $0.1 million, $0.2 million and $3.3 million, respectively, and accounted for approximately 0.02%, 0.03% and 0.5%, respectively, of the consolidated net sales and revenues of Pomeroy.

BUSINESS  STRATEGY
Pomeroy's strategy for building shareholder value is to provide comprehensive solutions to improve the productivity of its customers' IT systems thus reducing their overall IT costs. Key elements of the Company's strategy are: (1) to be the low cost provider of the complete solutions which are developed, integrated and managed for its customers, (2) to expand service offerings particularly in the higher end services and networking areas, (3) to expand offerings and grow the customer base through strategic acquisitions, and (4) to maintain and enhance technical expertise by hiring and training highly qualified technicians and systems engineers.

Pomeroy's sales are generated primarily by its 259 person direct sales and sales support personnel. Pomeroy's business strategy is to provide its customers with a comprehensive portfolio of product and service offerings, including, enterprise consulting services, complete infrastructure solutions and lifecycle services. The Company believes that its ability to combine competitive pricing of computer hardware, software and related products with comprehensive higher margin services allows it to compete effectively against a variety of competitors, including independent dealers, superstores, mail order and direct sales by manufacturers. With many businesses seeking assistance to optimize their information technology investments, Pomeroy is using its resources to assist customers in their decision-making, project implementation and management of IT capital.

Most microcomputer products are sold pursuant to purchase orders. For larger procurements, the Company may enter into written contracts with customers. These contracts typically establish prices for certain equipment and services and require short delivery dates for equipment and services ordered by the customer. These contracts do not require the customer to purchase microcomputer products or services exclusively from Pomeroy and may be terminated without cause upon 30 to 90 days notice. Most contracts are for a term of 12 to 24 months and, in order to be renewed, may require submission of a new bid in response to the customer's request for proposal. As of January 5, 2005, the Company has been awarded contracts it estimates will result in an aggregate of approximately $153.7 million of net sales and revenues after January 5, 2005. $108.4 million in net sales and revenues were generated in 2004 from these contracts. Of the aggregate total, the Company estimates that approximately $110.2 million of net sales and revenues will be generated in fiscal 2005. By comparison, as of January 5, 2004, the Company had been awarded contracts that it estimated would result in an aggregate of approximately $106.0 million of net sales and revenues after January 5, 2004. Of this amount, the Company estimated that $102.1 million of net sales and revenues would be generated during fiscal 2004. The estimates of management could be materially less than stated as a result of factors which would cause one or more of these customers to order less product or services than is anticipated. Such factors include the customer finding another supplier for the desired products at a lower price or on better terms, a change in internal business needs of the customer causing the customer to require less or different products and services, or the occurrence of a significant change in technology or other industry conditions which alters the customer's needs or timing of purchases.

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

Pomeroy provides its services to its customers on a time-and-materials basis and pursuant to written contracts or purchase orders. Either party can generally terminate these service arrangements with limited or no advance notice. Pomeroy also provides some of its services under fixed-price contracts rather than contracts billed on a time-and-materials basis. Fixed-price contracts are used when Pomeroy believes it can clearly define the scope of services to be provided and the cost of providing those services.


COMPETITION

The microcomputer products and services market is highly competitive. Distribution has evolved from manufacturers selling directly to customers, to manufacturers selling to aggregators (wholesalers), resellers and value-added resellers. Competition, in particular the pressure on pricing, has resulted in industry consolidation. In the future, Pomeroy may face fewer but larger competitors as a consequence of such consolidation. These competitors may have access to greater financial resources than Pomeroy. In response to continuing competitive pressures, including specific price pressure from the direct telemarketing, internet and mail order distribution channels, the microcomputer distribution channel is currently undergoing segmentation into value-added resellers who emphasize advanced systems together with service and support for business networks, as compared to computer "superstores," who offer retail purchasers a relatively low cost, low service alternative and direct-mail suppliers which offer low cost and limited service. Certain direct response and internet-based fulfillment organizations have expanded their marketing efforts to target segments of the Company's customer base, which could have a material adverse impact on Pomeroy's operations and financial results. While price is an important competitive factor in Pomeroy's business, Pomeroy believes that its sales are principally dependent upon its ability to provide comprehensive customer support services. Pomeroy's principal competitive strengths include:
(i) quality assurance; (ii) service and technical expertise, reputation and experience; (iii) competitive pricing of products through alternative distribution sources; (iv) prompt delivery of products to customers; (v) various financing alternatives; and (vi) its ability to provide prompt responsiveness to customers services needs and to build performance guarantees into services contracts.

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

Pomeroy believes its services solutions segment competes successfully by providing a comprehensive solution portfolio for its customers' information technology asset management and networking services needs. Pomeroy delivers cost-effective, flexible, consistent, reliable and comprehensive solutions to meet customers' information technology infrastructure service requirements. Pomeroy also believes that it distinguishes itself on the basis of its technical expertise, competitive pricing and its ability to understand its customers' needs.

CERTAIN  BUSINESS  FACTORS

The following business factors, among others, are likely to affect Pomeroy's operations and financial results and should be considered in evaluating Pomeroy's outlook.

Growth  and  Future  Acquisitions
---------------------------------
In the past, Pomeroy has grown both internally and through acquisitions. During fiscal 2004, Pomeroy experienced growth in its products and services segments. Pomeroy continues to focus on customer satisfaction as well as execution of its market development and penetration strategies. Additionally, Pomeroy is beginning to recognize synergies and strategic benefits from the integration of Alternative Resources Corporation ("ARC"). Pomeroy's business strategy is to continue to grow both internally and through acquisitions. There can be no assurance that, in the future, Pomeroy will be successful in repeating the growth experienced in prior years. Pomeroy expects future growth will result from acquisitions in addition to organic growth. In fiscal 2004, Pomeroy completed one acquisition and continues to evaluate expansion and acquisition opportunities that would complement its ongoing operations. As part of Pomeroy's growth strategy, it plans to continue to make investments in complementary companies, assets and technologies, although there can be no assurance that Pomeroy will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies into Pomeroy without substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will be profitable at the time of their acquisition or will achieve levels of profitability that justify the investment therein. Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on Pomeroy's reported operating results, disrupting ongoing business and distracting management and employees, incurring debt to finance acquisitions or issuing equity securities which could be dilutive to existing stockholders, dependence on retaining, hiring and training key personnel, incurring unanticipated problems or legal liabilities and amortization of acquired intangible assets. Some or all of these special risks could have a material adverse effect on Pomeroy's operations and financial results.

Vendor  Receivables
-------------------
Any change in the level of vendor rebates or manufacturer market development funds offered by manufacturers that results in the reduction or elimination of rebates or manufacturer market development funds currently received by Pomeroy could have a material adverse effect on Pomeroy's operations and financial results. In particular, a reduction or elimination of rebates related to government and educational customers could adversely affect Pomeroy's ability to serve those customers profitably. In addition, there are specific risks, discussed below, related to the individual components of vendor receivables that include vendor rebates, manufacturer market development funds and warranty receivables. During fiscal year 2002, the Company recorded a $3.3 million allowance, related to the collectibility of vendor receivables resulting in $2.1 million reduction in net income. The determination of an appropriate allowance was based on the deterioration in the aging of the vendor receivables, the expected resolution of the disallowed claims (see primary reasons for vendor rebate claims being disallowed in "Vendor Rebates" below) and the general posture of the OEMs regarding resolution.

     Vendor  Rebates
     ---------------
     The most significant component of vendor receivables is vendor rebates. Vendor rebate programs are developed by OEMs allowing them to modify product pricing on a case-by-case basis (generally determined by individual customers) to maintain their competitive edge on specific transactions. Pomeroy contacts the OEM to request a rebate, for a specific transaction, and if approved, the OEM provides Pomeroy with a document authorizing a rebate to be paid to Pomeroy at a later date when a claim is filed. If the business is won, Pomeroy records the sale and the cost of the sale is reduced by the amount of the rebate, which is recorded as a vendor receivable. Rebate programs involve a complex set of rules varying by manufacturer. As a result of the rules and complexity of applying the rules to each item sold, claims are often rejected and require multiple submissions before credit is given resulting in longer aging of vendor receivables than other types of receivables. In addition, sometimes a claim is rejected altogether and no credit is given. Primary reasons for claims being disallowed and corresponding re-files include serial number issues (missing, incomplete, transposed, data base match-up discrepancies, etc.), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (bid letters, customer information, etc.) Pomeroy has made substantial process and system enhancements geared towards minimizing refiling rebate claims, but there is no assurance that Pomeroy will be able to successfully claim all of the vendor rebates that were passed along to the customers in a form of a reduction in sales price. Pomeroy has written off vendor receivables in the past and may do so in the future.

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

Management  Information  System
-------------------------------
Pomeroy relies upon the accuracy and proper utilization of its management information system to provide timely distribution services, manage its inventory, track vendor receivables and track its financial information. To manage its growth, Pomeroy is continually evaluating the adequacy of its existing systems and procedures. Pomeroy selected the Siebel solution to provide a customer relationship management ("CRM") and Professional Service Management system. Pomeroy made this selection and acquired the software in the third quarter of 2002 and deployed the solution in phases throughout 2003. In 2004, the Company invested in software products and process engineering to accommodate greater revenue volume and enhance efficiencies in many service areas including remote service desk, outsourcing and staff augmentation offerings. This development is ongoing into 2005. Pomeroy anticipates that it will regularly need to make capital expenditures to upgrade and modify its management information system, including software and hardware, as Pomeroy grows and the needs of its business change. There can be no assurance that Pomeroy will anticipate all of the demands which expanding operations may place on its management information system. The occurrence of a significant system failure or Pomeroy's failure to expand or successfully implement its systems could have a material adverse effect on Pomeroy's operations and financial results.

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

Inventory  Management
---------------------
Rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence characterize the information technology industry. While most of the inventory stocked by Pomeroy is for specific customer orders, inventory devaluation or obsolescence could have a material adverse effect on Pomeroy's operations and financial results. Current industry practice among manufacturers is to provide price protection intended to reduce the risk of inventory devaluation, although such policies are subject to change at any time and there can be no assurance that such price protection will be available to Pomeroy in the future. In prior fiscal years, many manufacturers reduced the number of days for which they provided price protection. During fiscal 2004, most of the reductions stabilized, however, current terms and conditions remain subject to change. In addition to the price protection mentioned above, subject to certain limitations, Pomeroy currently has the option of returning inventory to certain manufacturers and distributors. The amount of inventory that can be returned to manufacturers without a restocking fee varies under Pomeroy's agreements and such return policies may provide only limited protection against excess inventory. There can be no assurance that new product developments will not have a material adverse effect on the value of the Company's inventory or that the Company will successfully manage its existing and future inventory. In addition, Pomeroy stocks parts inventory for its services business. Parts inventory is more likely to experience a decrease in valuation as a result of technological change and obsolescence. Price protection practices are not ordinarily offered by manufacturers with respect to service parts.

Dependence  on  Vendor  Relationships
-------------------------------------
The Company's current and future success depends, in part, on its relationships with leading hardware and software vendors and on its status as an authorized service provider. Pomeroy is currently authorized to service the products of many industry-leading hardware, software and internetworking product vendors. Without these relationships, the Company would be unable to provide its current range of services, principally warranty services.

The Company may not be able to maintain, or attract new relationships with the computer hardware and software vendors that they believe are necessary for their business. Since Pomeroy utilizes vendor relationships as a marketing tool, any negative change in these relationships could adversely affect its financial condition and results of operations while it seeks to establish alternative relationships. In general, authorization agreements with vendors include termination provisions, some of which are immediate. The Company cannot assure that vendors will continue to authorize them as an approved service provider. In addition, the Company cannot assure that vendors, which introduce new products, will authorize them as an approved service provider for such new products.

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

Pricing  Pressures
------------------
Pomeroy believes its prices and delivery terms are competitive; however, certain competitors may offer more aggressive pricing to their customers. The Company has experienced and expects continued pricing pressure in its products segment due to industry consolidation and the efforts of manufacturers to sell directly to Pomeroy's customers. In addition, the general weakness in the U.S. economy has impacted Pomeroy's business. In an attempt to stimulate sales to existing and new customers, the Company believes that pricing pressures may increase in the future, which could require the Company to reduce prices, which may have an adverse impact on its operating results. Decreasing prices of Pomeroy's products and services offerings will require the Company to sell a greater number of products and services to achieve the same level of net sales and gross profit.

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

Dependence  on  Major  Customers
--------------------------------
During fiscal 2004, approximately 23.4% of Pomeroy's total net sales and revenues were derived from its top 10 customers. No customer accounted for more than 10% of Pomeroy's total net sales and revenues. The loss of one or more significant customers could have a material adverse impact on the Company's operating results.

Dependence  on  Key  Personnel
------------------------------
The success of Pomeroy is dependent on the services of Stephen E. Pomeroy, Chief Executive Officer, President and Chief Operating Officer of the Company and Chief Executive Officer of Pomeroy Select, and other key personnel. The loss of the services of Stephen E. Pomeroy, or other key personnel could have a material adverse effect on Pomeroy's business. Pomeroy has entered into employment agreements with certain of its key personnel, including Stephen E. Pomeroy. Pomeroy's success and plans for future growth will also depend on its ability to attract and retain highly skilled personnel in all areas of its business.

On June 10, 2004, the Company announced that Stephen E. Pomeroy had been elected to the position of Chief Executive Officer and that David B. Pomeroy had resigned as CEO. David B. Pomeroy continues to serve as the Chairman of the Board of the Company. On January 31, 2005, the Company entered into a consulting agreement with David B. Pomeroy.

Stock  Price
------------
Pomeroy's stock price is affected by a number of factors, including quarterly variations in revenue, gross profit and operating income, general economic and market conditions, and estimates and projections by the investment community. As a result, Pomeroy's common stock may fluctuate in market price.

EMPLOYEES

As of January 5, 2005, Pomeroy had 3,526 full-time employees consisting of the following: 1,976 technical personnel; 259 direct sales representatives and sales support personnel; 268 management personnel; and 1,023 administrative and distribution personnel. Pomeroy offers its full-time employees the options to participate in health and dental insurance, short and long term disability insurance, life insurance, 401(k) plan and an employee stock purchase plan. Pomeroy has no collective bargaining agreements and believes its relations with its employees are good.

BACKLOG

Other than future sales and revenues from existing long-term contracts, Pomeroy does not have a significant backlog of business since it normally delivers and installs products purchased by its customers within 10 days from the date of order. Accordingly, backlog is not material to Pomeroy's business or indicative of future sales. From time to time, Pomeroy experiences difficulty in obtaining products from its major vendors as a result of general industry conditions. These delays have not had, and are not anticipated to have, a material adverse effect on Pomeroy's results of operations.

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

During fiscal 2004, the Company completed one acquisition. The total consideration paid consisted of $46.1 million, which was funded from cash on hand and borrowings from Pomeroy's existing line of credit.

The results of operations of the acquisition are included in the fiscal 2004 consolidated statement of income from the respective date of the acquisition. See Note 13 to the Consolidated Financial Statements for unaudited pro forma results of operations of the Company as if the fiscal 2004 acquisition had occurred on January 6, 2003.

ITEM  2.  PROPERTIES

Pomeroy's principal executive offices, distribution facility and national training center comprised of approximately 36,000, 161,000 and 22,000 square feet of space, respectively, are located in Hebron, Kentucky. These facilities are leased from Pomeroy Investments, LLC ("Pomeroy Investments"), a Kentucky limited liability company controlled by David B. Pomeroy, II, Chairman of the Board, under a ten-year triple-net lease agreement, which expires in July 2010. The lease agreement provides for 2 five-year renewal options.

The Company is currently negotiating terms with a related party, Pomeroy Investments, for an additional 70,000 square feet of space at the Company's facilities in Hebron, Kentucky. The lease is expected to be a ten-year triple-net lease with fair market value rent payments. The final version of the lease will be subject to approval of the Company's Audit Committee.

Pomeroy also has non-cancelable operating leases for its regional offices, expiring at various dates between 2005 and 2009. Pomeroy believes there will be no difficulty in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space. In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used. Pomeroy does not own any real property.


ITEM  3.  LEGAL  PROCEEDINGS

Various legal actions arising in the normal course of business have been brought against Pomeroy. Management believes these matters will not have a material adverse effect on Pomeroy's consolidated financial position or results of operations.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth, for the periods indicated, the high and low sales price for the Common Stock for the quarters indicated as reported on the NASDAQ National Market.

                     2004            2003
                --------------  --------------
                 High    Low     High    Low
                ------  ------  ------  ------
First Quarter   $15.15  $12.82  $13.21  $ 6.50
Second Quarter  $15.00  $11.14  $11.51  $ 6.44
Third Quarter   $13.35  $10.59  $15.16  $11.19
Fourth Quarter  $15.40  $12.52  $16.18  $12.85

As of February 28, 2005, there were approximately 328 holders of record of Pomeroy's common stock.

Dividends
---------
During 2004, the Company did not pay any cash dividends. Pomeroy has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends are restricted under Pomeroy's current credit facility. Under such credit facility, cash dividends and stock redemptions are limited to $5 million annually.

During 2003, the Company paid a one-time cash dividend of $9.8 million, or $0.80 per share, to shareholders of record as of July 28, 2003.

Securities  authorized  for  issuance  under  equity  compensation  plans
-------------------------------------------------------------------------
During 2004, the Company granted options exercisable for approximately 1.2 million shares of common stock under the 2002 Amended and Restated Stock Incentive Plan and 2002 Outside Directors' Stock Option Plan. As of January 5, 2005, the following shares of common stock were authorized for issuance under equity compensation plans:

Plan category (1)                      Number of            Weighted-           Number of
                                    securities to be     average exercise       securities
                                      issued upon           price of            remaining
                                      exercise of          outstanding        available for
                                      outstanding       options, warrants    future issuance
                                   options, warrants       and rights          under equity
                                       and rights                             compensation
                                                                             plans(excluding
                                                                               securities
                                                                              reflected in
                                                                               column (a))



                                          (a)                  (b)              (c ) (2)
---------------------------------  ------------------  -------------------  ----------------
Equity compensation plans
approved by security holders                2,733,919  $             13.34        2,029,954
---------------------------------  ------------------  -------------------  ----------------
Equity compensation plans
not approved by security holders                    -                    -                -
---------------------------------  ------------------  -------------------  ----------------
Total                                       2,733,919  $             13.34        2,029,954
---------------------------------  ------------------  -------------------  ----------------

     (1) A narrative description of the material terms of equity compensation plans is set forth in Note 19 to the Consolidated Financial Statements.
     (2) Includes 373,891 shares available for future issuance under the 1998 Employees Stock Purchase Plan (1998 Plan). A narrative description of the material terms of the 1998 Plan is set forth in
          Note 11 to the Consolidated Financial Statements

ITEM  6.  SELECTED  FINANCIAL  DATA

(In thousands, except per share data)
------------------------------------------
For the  Fiscal Years   Ended   January 5
                                             --------  ---------  --------------  ---------  -----------  ---------
                                             2005(1)    2004(2)      2003(3)       2002(4)     2001(5)     2000(5)
                                             --------  ---------  --------------  ---------  -----------  ---------
Consolidated Statement of Income Data:
Net sales and revenues . . . . . . . . . .  $742,290   $598,423   $     702,800   $809,214   $  925,138   $756,757
Cost of sales and service. . . . . . . . .   647,154    528,030         615,135    705,937      801,788    652,503
                                             --------  ---------  --------------  ---------  -----------  ---------
Gross profit . . . . . . . . . . . . . . .    95,136     70,393          87,665    103,277      123,350    104,254
                                             --------  ---------  --------------  ---------  -----------  ---------

Operating expenses:
Selling, general and administrative. . . .    69,897     50,118          55,368     61,640       61,135     52,216
Depreciation and amortization. . . . . . .     4,393      5,319           5,720     10,362        9,516      6,527
Litigation settlement  (6) . . . . . . . .         -        150             300      1,000            -          -
Provision for vendor receivables and
 restructuring and severance charges (7) .     2,423          -           4,048     15,934            -          -
                                             --------  ---------  --------------  ---------  -----------  ---------
Total operating expenses . . . . . . . . .    76,713     55,587          65,436     88,936       70,651     58,743
                                             --------  ---------  --------------  ---------  -----------  ---------

Income from operations . . . . . . . . . .    18,423     14,806          22,229     14,341       52,699     45,511
                                             --------  ---------  --------------  ---------  -----------  ---------

Other expense (income):
Interest, net. . . . . . . . . . . . . . .       251        (75)            541      1,768        4,352      3,858
Other. . . . . . . . . . . . . . . . . . .        26         11             (63)      (229)        (547)       (93)
                                             --------  ---------  --------------  ---------  -----------  ---------
Net other expense (income) . . . . . . . .       277        (64)            478      1,539        3,805      3,765
                                             --------  ---------  --------------  ---------  -----------  ---------

Income before income tax.. . . . . . . . .    18,146     14,870          21,751     12,802       48,894     41,746

Income tax expense (8) . . . . . . . . . .     7,213      5,799           6,742      4,993       19,406     16,864
                                             --------  ---------  --------------  ---------  -----------  ---------
Net income . . . . . . . . . . . . . . . .  $ 10,933   $  9,071   $      15,009   $  7,809   $   29,488   $ 24,882
                                             ========  =========  ==============  =========  ===========  =========

Earnings per common share (basic). . . . .  $   0.89   $   0.74   $        1.18   $   0.62   $     2.42   $   2.12
Earnings per common share (diluted). . . .  $   0.88   $   0.73   $        1.18   $   0.61   $     2.38   $   2.11

Consolidated Balance Sheet Data:
Working capital. . . . . . . . . . . . . .  $ 80,959   $116,786   $     123,334   $ 99,838   $   89,449   $ 61,126
Long-term debt, net of current maturities.       250        913               -     10,213       19,572      6,971
Total assets . . . . . . . . . . . . . . .   332,888    269,199         248,496    341,718      361,268    333,141

     1) During fiscal 2004, the Company and Pomeroy Acquisition Sub, Inc., a wholly owned subsidiary the Company, completed a merger with Alternative Resources Corporation ("ARC"). See Notes 6 and 13 of Notes to Consolidated Financial Statements.

     2) During fiscal 2003, Pomeroy acquired all the outstanding common stock of Micrologic Business Systems of K.C., Inc. and acquired certain assets of eServ Solutions Group, LLC. See Notes 6 and 13 of Notes to Consolidated Financial Statements.

     3) During fiscal 2002, Pomeroy acquired certain assets of Verity Solutions, LLC. See Notes 6 and 13 of Notes to Consolidated Financial Statements.

     4) During fiscal 2001, Pomeroy acquired certain assets of Osage Systems Group, Inc., Ballantyne Consulting Group, Inc. and System 5 Technologies, Inc.


     5) During fiscal 2000, Pomeroy acquired certain assets of Datasource Hagen, DataNet, Inc. and all the outstanding stock of The Linc Corporation and Val Tech Computer Systems, Inc.

     6) During fiscal 2003, Pomeroy's results include an after tax charge of $92 ($0.01 per diluted share) related to a litigation settlement in the amount of $150. During fiscal 2002, Pomeroy's results include an after tax charge of $186 ($0.01 per diluted share) related to a litigation settlement in the amount of $300. During fiscal 2001, Pomeroy's results include an after tax charge of $610 ($0.05 per diluted share) related to a litigation settlement with FTA Enterprises, Inc. in the amount of $1,000.

     7) During fiscal 2004, Pomeroy's results include an after tax charge of $1.5 million ($0.12 per diluted share) related to the Company recording restructuring and severance charges totaling $2.4 million. During fiscal 2002, Pomeroy's results include an after tax charge of $2.5 million ($0.20 per diluted share) related to the Company recording an increase in reserves and a restructuring charge totaling $4.0 million. During fiscal 2001, Pomeroy's results include an after tax charge of $9.7 million ($0.77 per diluted share) related to the Company recording an increase in reserves and a restructuring charge totaling $15.9 million.

     8) During fiscal 2002, Pomeroy's results include an income tax benefit of $1.6 million ($0.13 per diluted share) due to a tax accounting change.

QUARTERLY RESULTS OF OPERATIONS - UNAUDITED (in thousands, except per share data)

The following table sets forth certain unaudited operating results of each of the eight prior quarters. This information is unaudited, but in the opinion of management includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations of such periods.

                                        Fiscal       2004
                             ------------------------------------------
                              First     Second      Third       Fourth
                             --------  --------  ------------  --------
                             Quarter   Quarter   Quarter (1)   Quarter
Net sales and revenues      $155,214  $178,155  $    200,504  $208,417
Gross profit                 $ 18,369  $ 19,731  $     26,450  $ 30,586
Net income.                  $  2,276  $  3,086  $      1,872  $  3,699
Earnings  per common share:
  Basic .                    $   0.19  $   0.25  $       0.15  $   0.30
  Diluted                    $   0.18  $   0.25  $       0.15  $   0.30

                                           Fiscal       2003
                            -----------------------------------------------
                               First       Second      Third      Fourth
                            -----------  -----------  --------  -----------
                            Quarter(2)   Quarter(3)   Quarter   Quarter(4)
Net sales and revenues      $   129,978  $   147,352  $158,072  $   163,021
Gross profit                $    16,377  $    17,317  $ 17,635  $    19,064
Net income                  $     1,506  $     2,013  $  2,563  $     2,989
Earnings per common share:
  Basic                     $      0.12  $      0.16  $   0.21  $      0.25
  Diluted                   $      0.12  $      0.16  $   0.21  $      0.24

     1. During the third quarter of fiscal 2004, Pomeroy's results include an after tax charge of $1.5 million ($0.12 per diluted share) related to the Company recording restructuring and severance charges of $2.4 million. Also, during the third quarter of fiscal 2004, Pomeroy acquired ARC through a stock transaction. See Notes 6 and 13 of the Notes to Consolidated Financial Statements.

     2. During the first quarter of fiscal 2003, Pomeroy acquired all the outstanding common stock of Micrologic Business Systems of K.C., Inc. See Notes 6 and 13 of Notes to Consolidated Financial Statements.

     3. During the second quarter of fiscal 2003, Pomeroy's results include an after tax charge of $92 ($.01 per diluted share) related to the Company recording a litigation settlement of $150.


     4. During the fourth quarter of fiscal 2003, Pomeroy acquired certain assets of eServ Solutions Group, LLC. See Notes 6 and 13 of Notes to Consolidated Financial Statements.

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

When the Company determines that one or more impairment indicators are present for its goodwill, Pomeroy compares its reporting unit's carrying value to its fair value. The Company has two reporting units for goodwill testing which are a products reporting unit and a services reporting unit. The Company has adopted January 6 as the valuation date for the annual testing. Currently, the Company has engaged a third-party valuation specialist to perform the annual goodwill impairment testing as of January 6, 2005. An impairment loss, if any, would be reported in the Company's results of operations at the date it is determined.

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

RESULTS  OF  OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of income expressed as a percentage of net sales and revenues:

                                           Percentage of   Net Sales and    Revenues
Financial Results                              Fiscal       Years ended    January 5,
-----------------------------------------  -------------------------------------------
                                                2005            2004          2003
                                           --------------  --------------  -----------
Net sales and revenues:
  Equipment, supplies and leasing                   73.4%           78.6%        81.3%
  Service                                           26.6%           21.4%        18.7%
                                           --------------  --------------  -----------
  Total net sales and revenues                     100.0%          100.0%       100.0%
                                           ==============  ==============  ===========

Cost of sales and service:
  Equipment, supplies and leasing                   67.9%           72.7%        74.6%
  Service                                           19.3%           15.5%        12.9%
                                           --------------  --------------  -----------
    Total cost of sales and service                 87.2%           88.2%        87.5%
                                           ==============  ==============  ===========

Gross profit:
  Equipment, supplies and leasing                    5.5%            5.9%         6.7%
  Service                                            7.3%            5.9%         5.8%
                                           --------------  --------------  -----------
    Total gross profit                              12.8%           11.8%        12.5%
                                           ==============  ==============  ===========

Operating expenses:
  Selling, general and administrative                8.9%            7.9%         7.3%
  Rent                                               0.5%            0.5%         0.5%
  Depreciation                                       0.5%            0.8%         0.6%
  Amortization                                       0.1%            0.1%         0.2%
  Provision for doubtful accounts                    0.0%            0.0%         0.1%
  Litigation settlement                              0.0%            0.0%         0.0%
  Provision for vendor receivables
  and restructuring and severance charges            0.3%            0.0%         0.6%
                                           --------------  --------------  -----------
    Total operating expenses                        10.3%            9.3%         9.3%
                                           ==============  ==============  ===========

Income from operations                               2.5%            2.5%         3.2%

Net other expense                                    0.0%            0.0%         0.1%

Income before income tax                             2.5%            2.5%         3.1%
Income tax expense                                   1.0%            1.0%         1.0%
                                           --------------  --------------  -----------

Net income                                           1.5%            1.5%         2.1%
                                           ==============  ==============  ===========

FISCAL  YEAR  2004  COMPARED  TO  FISCAL  YEAR  2003

Total Net Sales and Revenues. Total net sales and revenues increased $143.9 million, or 24.0%, to $742.3 million in fiscal 2004 from $598.4 million in fiscal 2003. This increase was a result primarily of increased industry-wide technology spending and the acquisition of Alternative Resources Corporation ("ARC") on July 23, 2004. Excluding the acquisition completed in fiscal year 2004, total net sales and revenues increased 13.4%.

Products and leasing sales increased $74.6 million, or 15.9%, to $545.1 million in fiscal 2004 from $470.5 million in fiscal 2003. Excluding acquisitions completed in fiscal year 2004, total product and leasing net sales and revenues increased 14.3%. Service revenues increased $69.3 million, or 54.2%, to $197.2 million in fiscal 2004 from $127.9 million in fiscal 2003. Excluding acquisitions completed in fiscal year 2004, total service net sales and revenues increased 10.2%. The net increase in products and leasing net sales and revenue was primarily a result of increased industry-wide technology spending and the increase in service revenue was primarily a result of the acquisition of Alternative Resources Corporation on July 23, 2004.

Gross Profit. Gross profit margin was 12.8% in fiscal 2004 compared to 11.8% in fiscal 2003. This increase in gross profit resulted primarily from the increase in service revenues as a percentage of total revenues and the increase in service gross margin as a percentage of total gross margins due to the acquisition of Alternative Resources Corporation and by the adoption of EITF 02-16. On a forward looking basis, the Company expects to continue its aggressive product pricing in order to gain existing market share which will have a continued impact on product gross margin. The competitive environment as well as less than maximum technical employee utilization rate has also resulted in downward pressure on service margins. Additionally, the Company expects to continue increasing the breadth and depth of its service offerings, which will have a continued impact on service gross margin. Service gross margin increased to 56.8% of total gross margin in fiscal 2004 from 49.6% in fiscal 2003. Factors that may have an impact on gross margin in the future include the continued changes in hardware margins, change in technical employee utilization rates, the mix of the type of products sold and services provided, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and the Company's decision to aggressively price certain products and services.

As a consequence of adopting EITF 02-16, the Company recorded approximately $734 thousand during fiscal 2004 of vendor considerations as a reduction of cost of sales, which would previously have been recorded as a reduction of selling, general and administrative expenses. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit would have been 12.7% during fiscal 2004 compared to 11.7% during fiscal 2003. The non-GAAP gross profit margin is included in this discussion to provide meaningful comparison to prior periods.

Operating Expenses. Selling, general and administrative expenses (including rent expense and provision for doubtful accounts) expressed as a percentage of total net sales and revenues increased to 9.4% in fiscal 2004 from 8.4% for fiscal 2003. Total operating expenses expressed as a percentage of total net sales and revenues increased to 10.3% in fiscal 2004 from 9.3% for fiscal 2003. The increases are primarily the result of the acquisition of Alternative Resources Corporation and recording a $2.4 million restructuring charge in the third quarter of fiscal 2004 and the adoption of EITF 02-16 offset by higher net sales and revenues in fiscal 2004 as compared to fiscal 2003. On a forward-looking basis, the Company expects to continue monitoring its selling, general and administrative expenses for strict cost controls.

As noted above, as a result of adopting EITF 02-16, the Company reclassified approximately $734 thousand of vendor consideration to a reduction of cost of sales, which would previously have been recorded as a reduction of selling, general and administrative expenses. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, operating expenses would have been 10.2% during fiscal 2004 as compared to 9.3% during fiscal 2003. This non-GAAP measurement is included to provide a more meaningful comparison to prior periods.

Litigation Settlement. No litigation settlement expenses were recorded in fiscal 2004. $0.2 million was recorded in fiscal 2003. For fiscal 2003, the litigation settlement relates to a single bankruptcy preference claim.

Restructuring and Severance Charges. Restructuring and severance charges reported were $2.4 million for fiscal 2004. During fiscal 2004, in connection with certain strategic initiatives, the Company recorded restructuring and severance charges of $1.0 million. The restructuring charge is associated with costs of facilities and processes of Pomeroy that have or will become duplicative or redundant as ARC operations are integrated into the Company. The Company also recorded a non-recurring, one-time charge for severance in the amount of $1.4 million related to the resignation of David B. Pomeroy II as CEO of the Company. David B. Pomeroy II continues to serve as Chairman of the Board of the Company.

Income from Operations. Income from operations increased $3.6 million, or 24.3%, to $18.4 million in fiscal 2004 from $14.8 million in fiscal 2003. The Company's operating margin remained constant in fiscal 2004 and 2003 at 2.5%, primarily due to the increase in gross margin, offset by increase in operating expenses.

Net Interest Income/Expense. Net interest expense was $0.25 million during fiscal 2004 as compared to interest income of $0.08 million during fiscal 2003. This increase in net interest expense was a result of increased borrowings under our credit facility relating to the ARC acquisition and lower interest rates on invested funds.

Income  Taxes.  The  Company's  effective  tax  rate  was  39.75% in fiscal 2004
compared  to  39.0%  in fiscal 2003.    This increase was principally related to
the  increase  in  state  and  local  income  taxes.

Net Income. Net income increased $1.8 million, or 19.8%, to $10.9 million in fiscal 2004 from $9.1 million in fiscal 2003. The increase was a result of the factors described above.

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

Litigation Settlement. Litigation settlement expense decreased $0.1 million or 33.3% to $0.2 million in fiscal 2003 from $0.3 million in fiscal 2002. For both fiscal 2003 and fiscal 2002, the litigation settlement relates to a single bankruptcy preference claim.

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

Net Interest Income/Expense. Interest income was $0.08 million during fiscal 2003 as compared to interest expense of $0.5 million during fiscal 2002. This change was due to reduced borrowings as a result of improved cash flow management, the sale of certain TIFS assets and interest income earned on cash balances.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash provided by operating activities was $5.8 miIlion in fiscal 2004. Cash used in investing activities was $18.8 million, which included $16.4 million for acquisitions completed in fiscal 2004 and prior years and $2.4 million for capital expenditures. Cash used in financing activities was $9.5 million which included $31.4 million of payments on notes payable, $0.5 million for the purchase of treasury stock, and was offset by $20.2 million in proceeds from short-term borrowings, $1.8 million from the exercise of stock options, and $0.4 million proceeds from the employee stock purchase plan.

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At January 5, 2005, these lines of credit totaled $85.0 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $10.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

On June 28, 2004, the Company finalized a new $165 million Syndicated Credit Facility Agreement with GECDF. The new credit facility has a three-year term and its components include a maximum of $75 million for inventory financing and a revolving line of credit, collateralized primarily by accounts receivable, of up to $110 million; provided that the total amount outstanding at any time under the inventory financing facility and the revolving line of credit may not exceed $165 million. Under the new agreement, the credit facility provides a letter of credit facility of $5 million. Under the credit facility, the interest rate is based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. As of January 5, 2005 the adjusted LIBOR rate was 4.4%. This credit facility expires June 28, 2007.

At January 5, 2005, the Company's balance outstanding under the credit facility was approximately $20.2 million. At January 5, 2004, the Company did not have an outstanding balance under its previous credit facility. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, Pomeroy is subject to various financial covenants. Currently, Pomeroy is not in violation of any financial covenants.

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

Off-Balance  Sheet  Arrangements  and  Contractual  Obligations

Aggregated information about the Company's contractual obligations as of January 5, 2005 are presented in the following table:

                                          Payments due by period
                         -----------------------------------------------------------
                                    LESS THAN                           MORE THAN 5
CONTRACTUAL OBLIGATIONS    TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS      YEARS
-----------------------  ---------  ----------  ----------  ----------  ------------
Acquisition notes        $   1,162  $      912  $      250  $        -  $          -
Operating leases            17,522       5,632       6,412       4,650           828
Total contractual cash
obligations              $  18,684  $    6,544  $    6,662  $    4,650  $        828
                         ---------  ----------  ----------  ----------  ------------

The operating leases, shown above, are not recorded on the consolidated balance sheet. Operating leases are utilized in the normal course of business. The expected timing or payment of obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on changes to agreed-upon amounts for some obligations.

Impact  of  Recent  Accounting  Pronouncement

In December 2004, the FASB issued FAS 123R. This statement, which will be effective for the Company beginning on July 6, 2005, will change how the Company accounts for share-based compensation, and may have a significant impact on its future results of operations and earnings per share. The Company currently accounts for share-based payments to employees and directors using the intrinsic value method. Under this method, the Company generally does not recognize any compensation expense related to stock option grants it awards under its stock option plans.

FAS 123R will require the Company to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement will also require the Company to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. The Company has not yet completed its evaluation of the impact of the adoption of FAS 123R on its results of operations. In connection with evaluating the impact of FAS 123R, the Company is considering the potential implementation of different valuation methods to determine the fair value of share-based compensation.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is exposed to interest rate risk primarily through its credit facility with GECDF. Due to the Company's current cash position, the Company did not experience a material impact from interest rate risk during fiscal 2004.

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

ITEM  9A.  CONTROLS  AND  PROCEDURES

Evaluation of Disclosure Controls and Procedures. With the participation of management, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the fiscal year ended January 5, 2005, have concluded that, as of such date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. The Company is currently completing an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's internal control over financial reporting as of the end of the period covered by this report. This evaluation has not yet been completed. The Company is taking advantage of the SEC's exemptive order and intends to file an amended Form 10-K, including its control report, by the extended filing date deadline of May 5, 2005.

Changes in Internal Controls. During the fourth quarter ended January 5, 2005, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.  OTHER  INFORMATION
None

                                    PART III
ITEMS  10-14.

The Registrant hereby incorporates the information required by Form 10-K, Items 10-14 by reference to the Company's definitive proxy statement for its 2005 Annual Meeting of shareholders, which will be filed with the Commission on or before May 5, 2005.

                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES

(a)  The  following  documents  are  filed  as  a  part  of  this  report:

----------------------------------------------------------------------------------------------------------------------
                                                                                             2004 Form
----------------------------------------------------------------------------------------------------------------------
                                                                                             10-K Page
                                                                                             -----------
1..    Financial Statements:

       Reports of Independent Registered Public Accounting Firms                             F-1 to F-2

       Consolidated Balance Sheets,
       January 5, 2005 and January 5, 2004                                                   F-3 to F-4

       For each of the three fiscal years in
       the period ended January 5, 2005:

       Consolidated Statements of Income                                                         F-5

       Consolidated Statements of Equity                                                         F-6

       Consolidated Statements of Cash Flows
                                                                                                 F-7

       Notes to Consolidated Financial Statements                                            F-8 to F-24

2.     Financial Statement Schedules:

     None



                                                                                             Filed Herewith
                                                                                             (page #) or
                                                                                             Incorporated
3.      Exhibits                                                                             by Reference to:
        --------                                                                             -----------------
        3(a)               Certificate of Incorporation, as amended                          Exhibit 3(a) of
                                                                                             Company's
                                                                                             Form 10-Q filed
                                                                                             Aug. 11, 2000


        3(i)(a)1           Certificate of Incorporation of Pomeroy Computer                  Exhibit 3(i)(a)(1) of
                           Resources, dated February, 1992                                   Company's Form 10-Q
                                                                                             filed Aug. 11, 2000

        3(i)(a)2           Certificate of Amendment to Certificate of                        Exhibit 3(i)(a)(2) of
                           Incorporation, dated July 1997                                    Company's Form 10-Q
                                                                                             filed Aug. 11, 2000
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
        3(i)(a)3           Certificate of Designations of Series A  Junior                   Exhibit 3(i)(a)(3) of
                           Participating Preferred Stock of Pomeroy Computer                 Company's Form 10-
                           Resources, Inc. February 1998                                     Q filed Aug. 11, 2000


        3(i)(a)4           Certificate of Amendment to Certificate of Incorporation,         Exhibit 3(i)(a)(4) of
                           dated August 2000                                                 Company's Form 10-
                                                                                             Q filed Aug. 11, 2000

        3(i)(a)5           Certificate of Amendment to Certificate of Incorporation          Exhibit 3(I)(a)5 of
                           for Pomeroy Computer Resources, Inc., dated June 19,              Company's Form 10-
                           2003                                                              Q filed August 19,
                                                                                             2003

        (3)(i)(a)6         Certificate of Amendment to Certificate of Incorporation          Exhibit 3(I)(a)6 of
                           for Pomeroy Computer Resources Sales Company,                     Company's Form 10-
                           Inc., dated June 19, 2003                                         Q filed August 19,
                                                                                             2003


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

        (c)(2)             Addendum to Agreement for Wholesale Financing                     Exhibit 10(i)(c)(2) of
                           between ITT Commercial Finance Corporation and                    Company's Form 10-
                           the Company dated July 7, 1993                                    K filed April 7, 1994
        (c)(3)             Amendment to Agreement for Wholesale Financing                    Exhibit 10(i)(c)(3) of
                           between Deutsche Financial Services f/k/a ITT                     Company's Form 10-
                           Commercial Finance Corporation and the Company                    Q filed May 18, 1995
                           dated May 5, 1995

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

        (e)(2)             Schedule of Substantially                                         Exhibit 10(i)(e)(2) of
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
                           Identical IBM Agreements for Authorized Dealers                   Company's Form S-1
                           And Industry Remarketers                                          filed Feb. 14, 1992

        (kk)(1)            The Asset Purchase Agreement dated July 27, 2000 by,              Exhibit 10)(i)(kk)(1)
                           between and among Pomeroy Computer Resources,                     Company's Form 10-
                           Inc., Pomeroy Select Integration Solutions, Inc.,                 Q filed
                           DataNet, Inc., DataNet Technical Services, LLC,                   November 10, 2000
                           DataNet Tangible Products, LLC, DataNet
                           Programming, LLC, Richard Stitt, Gregory Stitt, Jeffrey
                           Eacho, and Richard Washington.


        (mm)(7)            The Asset Purchase Agreement by, between and                      Exhibit 10(l)(mm)(7)
                           among Pomeroy Select Integration Solutions, Inc., and             of Company's Form
                           Ballantyne Consulting Group, Inc., Mark DeMeo, Joe                10-Q filed November
                           Schmidt, Scott Schneider and Date Tweedy, dated                   13, 2001
                           September 21, 2001

        (mm)(8)            The Asset Purchase Agreement by, between and                      Exhibit 10(l)(mm)(8)
                           among Pomeroy Computer Resources, Inc., Pomeroy                   of Company's Form
                           Select Integration Solutions, Inc., System 5                      10-Q filed November
                           Technologies, Inc., Dale Tweedy, Jill Tweedy and Phil             13, 2001
                           Tetreault, dated September 21, 2001

        (mm)(10)           Asset purchase agreement by, between and among                    Exhibit 10(I)(mm)(10)
                           Pomeroy Select Integration Solutions, Inc. and Verity             of Company's Form
                           Solutions, LLC and John R. Blackburn, dated August                10-Q filed May 20,
                           30, 2002                                                          2002

        (mm)(11)           Covenant not to compete agreement between John R.                 Exhibit 10(I)(mm)(11)
                           Blackburn and Pomeroy Select Integration Solutions,               of the Company's
                           Inc.                                                              Form 10-Q filed May
                                                                                             20, 2002


        x(mm)(15)          The Credit Facilities Agreement dated June 28, 2004 by, between,  Exhibit 10(i)(mm)(i) of
                           and among Pomeroy IT Solutions, Inc. (formerly known              the Company's Form
                           as, Pomeroy Computer Resources, Inc.), Pomeroy                    10-Q filed August 16,
                           Select Integration Solutions, Inc., Pomeroy Select                2004
                           Advisory Services, LLC (formerly, prior to conversion,
                           Pomeroy Select Advisory Services, Inc.), Pomeroy IT
                           Solutions Sales Company, Inc. (formerly known as,
                           Pomeroy Computer Resources Sales Company, Inc.),
                           Pomeroy Computer Resources Holding Company, Inc.,
                           Pomeroy Computer Resources Operations, LLP, PCR
                           Holdings, Inc. (formerly known as, Technology
                           Integration Financial Services, Inc.), PCR Properties,
                           LLC (formerly, prior to conversion, PCR Properties, Inc.,
                           and prior to such conversion, formerly known as,
                           T.I.F.S. Advisory Services, Inc.), TheLinc, LLC, Val
                           Tech Computer Systems, Inc., Micrologic Business
                           Systems of K.C., LLC, Pomeroy Acquisition Sub, Inc.
                           (collectively, and separately referred to as, "Borrower"), and GE Commercial Distribution Finance Corporation
                           ("GECDF"), as Administrative Agent, and GECDF and
                           the other lenders  listed on Exhibit 3 of the Agreement
                           and the signature pages hereto (and their respective
                           successors and permitted assigns), as "Lenders".
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
        (nn)(1)            Stock purchase agreement by, between and among                    Exhibit (nn)(1) of the
                           James Hollander, trustee, Raymond Hays, trustee,                  Company's  Form 10-
                           David Yoka, trustee and Matthew Cussigh and                       Q filed May 20, 2003
                           Pomeroy Computer Resources, Inc.

        (nn)(2)            Asset purchase agreement by, between and among                    Exhibit (nn)(2) of the
                           Pomeroy IT Solutions, Inc., Pomeroy Select Integration            Company's Form 10-
                           Solutions, Inc., eServe Solutions Group, LLC, Tim                 K filed March 19,
                           Baldwin and Pat Sherman.                                          2004

        (nn)(3)            Agreement and plan of merger by and between                       Exhibit 10 (I) of the
                           Pomeroy Acquisition Sub, Inc., a wholly owned                     Company's Form 10-
                           subsidiary of Pomeroy, and Alternative Resources                  Q filed May 17, 2004
                           Corporation, dated May 11, 2004



        (nn)(4)            Lockup and Purchase Agreement by and between                      Exhibit 10 (ii) of the
                           Pomeroy IT Solutions, Inc., a Delaware corporation                Company's Form 10-
                           ("Parent"), and Wynnchurch Capital Partners, L.P.                 Q filed May 17, 2004
                           ("Wynnchurch US"), a Delaware limited partnership,
                           Wynnchurch Capital Partners Canada, L.P.
                           ("Wynnchurch Canada"), an Alberta, Canada limited
                           partnership and Wynnchurch Capital, Ltd., a Delaware
                           corporation (Wynnchurch US, Wynnchurch Canada and
                           Wynnchurch Capital, Ltd. are collectively
                           "Wynnchurch"), dated May 11, 2004.

        (o)(1)             Consulting Agreement by and between Pomeroy IT                    Exhibit 10 (ii) (A) of
                           Solutions, Inc. and David B. Pomeroy, effective January           the Company's Form
                           5, 2005                                                           8-K filed February 3,
                                                                                             2005

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

        (a)(5)             Third Amendment  to Employment Agreement                          Exhibit 10(iii)(a)(5) of
                           between the Company and David B. Pomeroy                          Company's Form 10-
                           effective January 6, 1995                                         Q filed November 17,
                                                                                             1995
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
        (a)(6)             Supplemental Executive Compensation Agreement                     Exhibit 10(iii)(a)(6) of
                           between the Company and David B. Pomeroy                          Company's Form 10-
                           effective January 6, 1995                                         Q filed November 17,
                                                                                             1995
        (a)(7)             Collateral Assignment Split Dollar Agreement                      Exhibit 10(iii)(a)(7) of
                           between the Company; Edwin S. Weinstein, as                       Company's Form 10-
                           Trustee; and David B. Pomeroy dated June 28, 1995                 Q filed November
                                                                                             17,1995

        (a)(8)             Fourth Amendment  to Employment Agreement                         Exhibit 10(iii)(a)(8) of
                           between the Company and David B. Pomeroy dated                    Company's Form 10-
                           December 20, 1995, effective January 6, 1995                      Q filed May 17,
                                                                                             1996
        (a)(9)             Fifth Amendment  to Employment Agreement                          Exhibit 10(iii)(a)(9) of
                           between the Company and David B. Pomeroy                          Company's Form
                           effective January 6, 1996                                         10-Q filed May 17,
                                                                                             1996
        (a)(10)            Sixth Amendment  to Employment Agreement                          Exhibit 10.10 of
                           between the Company and David B. Pomeroy                          Company's Form S-
                           effective January 6, 1997                                         3 filed January 3,
                                                                                             1997
        (a)(11)            Award Agreement between the Company and David                     Exhibit 10.11 of
                           B. Pomeroy effective January 6, 1997                              Company's Form S-
                                                                                             3 filed January 3,
                                                                                             1997
        (a)(12)            Registration Rights Agreement between the                         Exhibit 10.12 of
                           Company and David B. Pomeroy effective January                    Company's Form S-
                           6, 1997                                                           3 filed January 3,
                                                                                             1997
       (a)(13)             Seventh Amendment to Employment Agreement                         Exhibit 10)(iii)(a)(13)
                           between the Company and David B. Pomeroy                          of Company's Form
                           effective January 6, 1998                                         10-Q filed May 6,
                                                                                             1998


      (a)(14)              Collateral Assignment Split Dollar Agreement                      Exhibit 10)(iii)(a)(14)
                           between the Company, James H. Smith as Trustee,                   of Company's Form
                           and David B. Pomeroy dated January 6, 1998                        10-Q filed May 6,
                                                                                             1998
        (a)(15)            Eight Amendment to Employment Agreement                           Exhibit 10(iii)(a)(15)
                           between the Company and David B. Pomeroy                          of the Company's
                           effective January 6, 1999                                         Form 10-K filed
                                                                                             March 31, 2000

        (a)(16)            Ninth Amendment to Employment Agreement                           Exhibit 10(iii)(a)(16)
                           between the Company and David B. Pomeroy                          of the Company's
                           effective January 6, 2000                                         Form 10-K filed
                                                                                             March 31, 2000

        x(a)(17)           Tenth Amendment to Employment Agreement                           Exhibit 10(iii)(a)(17)
                           between the Company and David B. Pomeroy                          of the Company's
                           effective January 6, 2001                                         Form 10-K filed April
                                                                                             5, 2001


        (a) (18)           Eleventh Amendment to Employment Agreement                        Exhibit 10(a)(18) of
                           between the Company and David B. Pomeroy                          the Company's Form
                           effective January 6, 2002                                         10-K filed April 5,
                                                                                             2002
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
        (a)(19)            Twelfth Amendment to Employment Agreement                         Exhibit (a)(19) of the
                           Between the Company and David B. Pomeroy                          Company's Form 10-K
                           Effective January 6, 2003                                         filed March 31, 2003

        (a) (20)           Amended and restated employment agreement by                      Exhibit 10(iii) (j)(8) of
                           and between Pomeroy IT Solutions, Inc. and David                  the Company's Form
                           B. Pomeroy, II, dated January 6, 2004                             10-Q filed May 17, 2004

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

        (g)                The Company's 2002 Outside Directors                              Exhibit B of the
                           Stock Option Plan, dated March 27, 2002                           Company's Definitive
                                                                                             Schedule 14A filed May
                                                                                             3, 2002

       (j)(2)              Incentive Deferred Compensation Agreement                         Exhibit 10.4 of
                           between the Company and Stephen E. Pomeroy                        Company's Form S-3
                           dated November 13, 1996                                           filed January 3, 1997

        (j)(8)             Amended and restated employment agreement by and                  Exhibit 10(iii)(j)(7) of the
                           between Pomeroy IT Solutions, Inc. fka Pomeroy                    Company's Form 10-Q
                           Computer Resources, Inc. and Stephen E. Pomeroy,                  filed November 19,
                           dated November 3, 2003                                            2003

        (j)(9)             Amended and restated employment agreement by and                  Exhibit 10(iii)(J)(9) of
                           between Pomeroy IT Solutions, Inc. and Stephen E.                 the Company's Form
                           Pomeroy, dated January 6, 2004.                                   10-Q filed May 17, 2004

        (k)                The Company's 1998 Employee Stock Purchase Plan,                  Exhibit 4.3 of
                           Effective April 1, 1999                                           Company's Form S-8
                                                                                             filed March 23, 1999

        (m)                Employment Agreement by and between Pomeroy                       Exhibit 10(iii)(m) of the
                           Computer Resources, Inc. and Michael E. Rohrkemper                Company's Form 10-K
                                                                                             filed April 5, 2002

        (m)(1)             First Amendment to Employment Agreement by and                    Exhibit 10(iii)(m)(1) of
                           between Pomeroy Computer Resources, Inc. and                      the Company's Form
                           Michael E. Rohrkemper, dated March 1, 2002                        10-Q filed May 20, 2002
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
        (m)(2)             Second Amendment to Employment Agreement by and                   Exhibit (m)(2) of the
                           between Pomeroy Computer Resources, Inc. and                      Company's Form
                           Michael E. Rohrkemper, dated March 5, 2003                        10-K filed March
                                                                                             31, 2003


        (m)(3)             Addendum to Second Amendment to Employment                        Exhibit (m)(3) of the
                           Agreement by and between Pomeroy Computer                         Company's Form
                           Resources, Inc. and Michael E. Rohrkemper, dated March 11, 2003   10-K filed March 31, 2003

        (n)(1)             2002 Amended and Restated Outside Directors' Stock                Exhibit A of the
                           Option Plan of Pomeroy IT Solutions, Inc.                         Company's
                                                                                             Definitive Proxy,
                                                                                             Schedule 14A, filed
                                                                                             May 4, 2004

        (n)(2)             2002 Amended and Restated Stock Incentive Plan of                 Exhibit B of the
                           Pomeroy IT Solutions, Inc.                                        Company's
                                                                                             Definitive Proxy,
                                                                                             Schedule 14A, filed
                                                                                             May 4, 2004

        11                 Computation of Per Share Earnings                                 See Note 2 of Notes
                                                                                             to Consolidated
                                                                                             Financial Statements

        21                 Subsidiaries of the Company                                       E-62

        23.1               Consent of Crowe Chizek and Company LLC                           E-63

        23.2               Consent of Grant Thornton LLP                                     E-64

        31.1               Section 302 CEO Certification                                     E-65

        31.2               Section 302 CFO Certification                                     E-66

        32.1               Section 906 CEO Certification                                     E-67

        32.2               Section 906 CFO Certification                                     E-68
-------------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Pomeroy IT Solutions, Inc.

                                   By:  /s/ Stephen E. Pomeroy
                                 -----------------------------------------------
                                   Stephen E. Pomeroy
                                   President and Chief Executive
                                   Officer

                                   By:  /s/ Michael E. Rohrkemper
                                 -----------------------------------------------
                                   Michael E. Rohrkemper
                                   Chief Financial Officer and Chief
                                   Accounting Officer

Dated:  April 5, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title                         Date
-------------------------------------  --------------

By: /s/ David B. Pomeroy, II           April 5, 2005
-------------------------------------
    David B. Pomeroy, II Director


By: /s/ Stephen E. Pomeroy             April 5, 2005
-------------------------------------
    Stephen E. Pomeroy, Director


By: /s/ James H. Smith III             April 5, 2005
-------------------------------------
    James H. Smith III, Director


By: /s/ Michael E. Rohrkemper          April 5, 2005
-------------------------------------
    Michael E. Rohrkemper, Director

By:
-------------------------------------
    Debra E. Tibey, Director

By:
-------------------------------------
    Edward E. Faber, Director

By:
-------------------------------------
    William H. Lomicka, Director

By:
-------------------------------------
    Kenneth R. Waters, Director

By: /s/ Vincent D. Rinaldi             April 5, 2005
-------------------------------------
    Vincent D. Rinaldi, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Pomeroy  IT  Solutions,  Inc.

We have audited the accompanying consolidated balance sheets of Pomeroy IT Solutions, Inc. and subsidiaries as of January 5, 2005 and 2004, and the related consolidated statements of income, equity and cash flows for each of the two years in the period ended January 5, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pomeroy IT Solutions, Inc. and subsidiaries as of January 5, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 5, 2005 in conformity with accounting principles generally accepted in the United States of America.


                                                    Crowe Chizek and Company LLC

                                               /s/  Crowe Chizek and Company LLC

Louisville, Kentucky
March 31, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors  and  Stockholders
Pomeroy  IT  Solutions,  Inc.

We have audited the accompanying consolidated statements of income, equity and cash flows of Pomeroy IT Solutions, Inc. (formerly Pomeroy Computer Resources, Inc.) for the year ended January 5, 2003. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of income, equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of income, equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the results of operations. We believe that our audit of the statements of income, equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of income, equity and cash flows referred to above present fairly, in all material respects, the consolidated results of operations of Pomeroy IT Solutions, Inc. (formerly Pomeroy Computer Resources, Inc.) for the year ended January 5, 2003, in conformity with accounting principles generally accepted in the United States of America.


Grant  Thornton  LLP

/s/  Grant  Thornton  LLP

Cincinnati,  Ohio
February  7,  2003

                               POMEROY IT SOLUTIONS, INC.
                              CONSOLIDATED BALANCE SHEETS


(in thousands)                                                 January 5,   January 5,
                                                                  2005         2004
                                                               -----------  -----------
ASSETS

Current Assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $    17,669  $    40,200
                                                               -----------  -----------

 Accounts receivable:
    Trade, less allowance of $1,462 and $2,556 at January 5,
      2005 and 2004, respectively . . . . . . . . . . . . . .      143,113      111,324
    Vendor receivables, less allowance of $100
       at January 5, 2005 and 2004, respectively. . . . . . .        5,790        7,226
   Net investment in leases . . . . . . . . . . . . . . . . .        3,814        2,056
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,902        2,043
                                                               -----------  -----------
         Total receivables. . . . . . . . . . . . . . . . . .      155,619      122,649
                                                               -----------  -----------

Inventories . . . . . . . . . . . . . . . . . . . . . . . . .       17,188       12,453
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,302        5,193
                                                               -----------  -----------
         Total current assets . . . . . . . . . . . . . . . .      200,778      180,495
                                                               -----------  -----------

Equipment and leasehold improvements
   Furniture, fixtures and equipment. . . . . . . . . . . . .       30,113       29,517
   Leasehold Improvements . . . . . . . . . . . . . . . . . .        6,187        6,438
                                                               -----------  -----------
         Total. . . . . . . . . . . . . . . . . . . . . . . .       36,300       35,955

   Less accumulated depreciation. . . . . . . . . . . . . . .       21,061       19,696
                                                               -----------  -----------
         Net equipment and leasehold improvements . . . . . .       15,239       16,259
                                                               -----------  -----------

Net investment in leases, net of current portion. . . . . . .        1,650        2,935
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . .      109,913       67,664
Intangible assets, net. . . . . . . . . . . . . . . . . . . .        3,702          436
Other assets. . . . . . . . . . . . . . . . . . . . . . . . .        1,606        1,410
                                                               -----------  -----------
         Total assets . . . . . . . . . . . . . . . . . . . .  $   332,888  $   269,199
                                                               ===========  ===========

                 See notes to consolidated financial statements.

                                POMEROY IT SOLUTIONS, INC.
                               CONSOLIDATED BALANCE SHEETS


(in thousands)                                                   January 5,   January 5,
                                                                    2005         2004
                                                                -----------  ------------
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of notes payable . . . . . . . . . . . . . . .  $       912   $       912
Short-term borrowings. . . . . . . . . . . . . . . . . . . . .       20,153             -
Accounts payable:
   Floor plan financing. . . . . . . . . . . . . . . . . . . .       19,393        16,572
   Trade . . . . . . . . . . . . . . . . . . . . . . . . . . .       53,263        33,479
                                                                -----------  ------------
      Total accounts payable . . . . . . . . . . . . . . . . .       72,656        50,051
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .        3,490         3,988
Employee compensation and benefits . . . . . . . . . . . . . .        8,245         2,425
Accrued restructuring and severance charges. . . . . . . . . .        7,585             -
Other current liabilities. . . . . . . . . . . . . . . . . . .        6,778         6,333
                                                                -----------  ------------
         Total current liabilities . . . . . . . . . . . . . .      119,819        63,709
                                                                -----------  ------------

Notes payable, net of current portion. . . . . . . . . . . . .          250           913
Deferred income taxes. . . . . . . . . . . . . . . . . . . . .           97         4,780

Commitments and contingencies

 Equity:
   Preferred stock,  $.01 par value; authorized 2,000 shares,
      (no shares issued or outstanding). . . . . . . . . . . .            -             -
   Common stock, $.01 par value; authorized 20,000 shares,
      (13,188 and 12,962 shares issued at January 5, 2005 and
      2004, respectively). . . . . . . . . . . . . . . . . . .          132           130
   Paid in capital . . . . . . . . . . . . . . . . . . . . . .       85,231        82,696
   Accumulated other comprehensive loss. . . . . . . . . . . .          (78)            -
   Retained earnings . . . . . . . . . . . . . . . . . . . . .      136,183       125,250
                                                                -----------  ------------
                                                                    221,468       208,076

    Less treasury stock, at cost (778 and 738 shares
      at January 5, 2005 and 2004, respectively) . . . . . . .        8,746         8,279
                                                                ------------  -----------
         Total equity. . . . . . . . . . . . . . . . . . . . .      212,722       199,797
                                                                ------------  -----------
         Total liabilities and equity. . . . . . . . . . . . .  $   332,888   $   269,199
                                                                ============  ===========

                 See notes to consolidated financial statements.

                                POMEROY IT SOLUTIONS, INC.
                            CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except per share data)                        Fiscal Years Ended
                                                  ---------------------------------------
                                                  January 5,    January 5,    January 5,
                                                  -----------  ------------  ------------
                                                     2005          2004          2003
Net sales and revenues:
  Sales - equipment, supplies and leasing. . . .  $   545,115  $   470,518   $   571,507
  Service. . . . . . . . . . . . . . . . . . . .      197,175      127,905       131,293
                                                  -----------  -------------  -----------
         Total net sales and revenues. . . . . .      742,290      598,423       702,800
                                                  -----------  -------------  -----------

Cost of sales and service:
   Equipment, supplies and leasing . . . . . . .      504,018      435,048       524,237
   Service . . . . . . . . . . . . . . . . . . .      143,136       92,982        90,898
                                                  -----------  ------------  ------------
         Total cost of sales and service . . . .      647,154      528,030       615,135
                                                  -----------  ------------  ------------

   Gross profit. . . . . . . . . . . . . . . . .       95,136       70,393        87,665
                                                  -----------  ------------  ------------

Operating expenses:
   Selling, general and administrative . . . . .       66,449       46,769        51,157
   Rent. . . . . . . . . . . . . . . . . . . . .        3,448        3,149         3,311
   Depreciation. . . . . . . . . . . . . . . . .        4,029        4,915         4,596
   Amortization. . . . . . . . . . . . . . . . .          364          404         1,124
   Provision for doubtful accounts . . . . . . .            -          200           900
   Litigation settlement . . . . . . . . . . . .            -          150           300
   Provision for vendor receivables
    and restructuring and severance charges. . .        2,423            -         4,048
                                                  -----------  ------------  ------------
         Total operating expenses. . . . . . . .       76,713       55,587        65,436
                                                  -----------  ------------  ------------

Income from operations . . . . . . . . . . . . .       18,423       14,806        22,229
                                                  -----------  ------------  ------------

Other expense (income):
   Interest, net . . . . . . . . . . . . . . . .          251          (75)          541
   Other . . . . . . . . . . . . . . . . . . . .           26           11           (63)
                                                  -----------  ------------  ------------
         Total other expense (income . . . . . .          277          (64)          478
                                                  -----------  ------------  ------------

Income before income tax . . . . . . . . . . . .       18,146       14,870        21,751

Income tax expense . . . . . . . . . . . . . . .        7,213        5,799         6,742
                                                  -----------  -----------  -------------

Net income . . . . . . . . . . . . . . . . . . .  $    10,933  $     9,071   $    15,009
                                                  ===========  ===========  =============

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . . . . . . .       12,253       12,305        12,694
                                                  ===========  ===========  =============
   Diluted . . . . . . . . . . . . . . . . . . .       12,442       12,375        12,755
                                                  ===========  ===========  =============

Earnings per common share:
   Basic . . . . . . . . . . . . . . . . . . . .  $      0.89  $      0.74   $      1.18
                                                  ===========  ===========  =============
   Diluted . . . . . . . . . . . . . . . . . . .  $      0.88  $      0.73   $      1.18
                                                  ===========  ===========  =============

                See notes to consolidated financial statements.

                                             POMEROY IT SOLUTIONS, INC.
                                         CONSOLIDATED STATEMENTS OF EQUITY


(Dollars in thousands,                                                                     Accumulated
except per share amounts)                                                                     Other
                                              Common   Paid-in    Retained    Treasury    Comprehensive     Total
                                               Stock   Capital    Earnings     Stock          Loss         Equity
                                              -------  --------  ----------  ----------  ---------------  ---------
Balances at January 6, 2002. . . . . . . . .  $   128  $ 80,487  $ 110,979   $    (832)  $            -   $190,762
   Net income and comprehensive income                              15,009                                  15,009
   Treasury stock purchased                                                     (3,351)                     (3,351)
   Stock options exercised and
     related tax benefit . . . . . . . . . .        1       812                                                813
    40,511 common shares issued for
       employee stock purchase plan                         441                                                441
                                              -------  --------  ----------  ----------  ---------------  ---------
Balances at January 5, 2003. . . . . . . . .      129    81,740    125,988      (4,183)               -    203,674

   Net income and comprehensive income                               9,071                                   9,071
   Treasury stock purchased                                                     (4,096)                     (4,096)
   Cash dividend ($0.80 per share                                   (9,809)                                 (9,809)
   Stock options exercised and
   related tax benefit . . . . . . . . . . .        1       607                                                608
    37,091 common shares issued for
       employee stock purchase plan                         349                                                349
                                              -------  --------  ----------  ----------  ---------------  ---------
Balances at January 5, 2004. . . . . . . . .      130    82,696    125,250      (8,279)               -    199,797

   Net income, foreign currency translation                                                                      -
   adjustment and comprehensive income                              10,933                          (78)    10,855
   Treasury stock purchased                                                       (467)                       (467)
   Stock options exercised and                                                                                   -
   related tax benefit . . . . . . . . . . .        2     2,139                                              2,141
    40,018 common shares issued for                                                                              -
       employee stock purchase plan                         396                                                396
                                              -------  --------  ----------  ----------  ---------------  ---------
Balances at January 5, 2005. . . . . . . . .  $   132  $ 85,231  $ 136,183   $  (8,746)  $          (78)  $212,722
                                              =======  ========  =========   ==========  ===============  =========

                 See notes to consolidated financial statements.

                                      POMEROY IT SOLUTIONS, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                       Fiscal Years Ended January 5,
                                                               ---------------------------------------
Cash Flows from Operating Activities:                               2005         2004         2003
                                                               --------------  ---------  ------------
   Net income . . . . . . . . . . . . . . . . . . . . . . . .  $      10,933   $  9,071   $    15,009
   Adjustments to reconcile net income to
       net cash flows from operating activities:
   Depreciation . . . . . . . . . . . . . . . . . . . . . . .          4,029      4,915         5,246
   Amortization . . . . . . . . . . . . . . . . . . . . . . .            364        404         1,124
   Deferred income taxes. . . . . . . . . . . . . . . . . . .          2,763      2,488         7,994
   Loss on sale of fixed assets . . . . . . . . . . . . . . .            222         84         1,008
   Change in receivables allowances . . . . . . . . . . . . .         (1,826)    (4,005)      (12,267)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .              -          -          (283)
   Changes in working capital accounts,
       net of effects of acquisitions/divestitures:
      Accounts receivable . . . . . . . . . . . . . . . . . .        (12,070)    (4,616)       69,709
      Inventories . . . . . . . . . . . . . . . . . . . . . .         (5,697)    (1,097)        8,865
      Prepaids. . . . . . . . . . . . . . . . . . . . . . . .         (2,216)     5,146       (10,717)
      Net investment in leases. . . . . . . . . . . . . . . .          1,509         34         2,349
      Floor plan financing. . . . . . . . . . . . . . . . . .          2,821      9,040       (33,117)
      Trade payables. . . . . . . . . . . . . . . . . . . . .          7,533      5,526       (18,240)
      Deferred revenue. . . . . . . . . . . . . . . . . . . .           (498)     2,499        (1,261)
      Income tax payable. . . . . . . . . . . . . . . . . . .            156       (183)         (305)
      Other, net. . . . . . . . . . . . . . . . . . . . . . .         (2,242)      (489)         (169)
                                                               --------------  ---------  ------------
   Net operating activities . . . . . . . . . . . . . . . . .          5,781     28,817        34,945
                                                               --------------  ---------  ------------
Cash Flows from Investing Activities:
   Capital expenditures . . . . . . . . . . . . . . . . . . .         (2,350)    (1,670)       (7,820)
   Proceeds from sale of fixed assets . . . . . . . . . . . .             20          4           470
   Proceeds from sale of leasing segment assets . . . . . . .              -          -        24,380
   Acquisitions of businesses, net
     of cash acquired . . . . . . . . . . . . . . . . . . . .        (16,441)    (5,858)       (1,655)
                                                               --------------  ---------  ------------
   Net investing activities . . . . . . . . . . . . . . . . .        (18,771)    (7,524)       15,375
                                                               --------------  ---------  ------------
Cash Flows from Financing Activities:
   Payments of acquisition notes payable. . . . . . . . . . .        (31,385)      (541)       (6,475)
   Proceeds from short-term borrowings. . . . . . . . . . . .         20,153          -       (12,118)
   Proceeds from exercise of stock options. . . . . . . . . .          1,840        499           813
   Proceeds from issuance of common shares for
     employee stock purchase plan . . . . . . . . . . . . . .            396        349           441
   Purchase of treasury stock . . . . . . . . . . . . . . . .           (467)    (4,096)       (3,351)
   Payment of cash dividend . . . . . . . . . . . . . . . . .              -     (9,809)            -
                                                               --------------  ---------  ------------
   Net financing activities . . . . . . . . . . . . . . . . .         (9,463)   (13,598)      (20,690)
                                                               --------------  ---------  ------------
Effect of exchange rate changes on cash and cash equivalents.            (78)         -             -
                                                               --------------  ---------  ------------
Increase in cash and cash equivalents . . . . . . . . . . . .        (22,531)     7,695        29,630
Cash and cash equivalents:
   Beginning of year. . . . . . . . . . . . . . . . . . . . .         40,200     32,505         2,875
                                                               --------------  ---------  ------------
   End of year. . . . . . . . . . . . . . . . . . . . . . . .  $      17,669   $ 40,200   $    32,505
                                                               ==============  =========  ============

                           POMEROY IT SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FISCAL YEARS ENDED JANUARY 5, 2005 JANUARY 5, 2004 AND JANUARY 5, 2003


1.   Company  Description

     Pomeroy IT Solutions, Inc. (formerly, Pomeroy Computer Resources, Inc.) is a Delaware corporation organized in February 1992. Pomeroy IT Solutions, Inc., collectively with its subsidiaries, ("Pomeroy" or the "Company") is a provider of enterprise-wide information technology ("IT") solutions that leverage its portfolio of professional services to create long-term relationships.

     The Company's target markets include Fortune 1000 and small and medium business ("SMB") customers. These customers fall into government and education, financial services, health care and other sectors. The Company's customers are located throughout the United States with an emphasis in the Southeast and Midwest regions. The Company grants credit to substantially all customers in these areas.

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

     Fiscal Year - The Company's fiscal year is a 12 month period ending January 5. References to fiscal 2004, 2003 and 2002 are for the fiscal years ended January 5, 2005, January 5, 2004 and January 5, 2003, respectively.

     Cash and Cash Equivalents - Cash and cash equivalents includes highly liquid, temporary cash investments having original maturity dates of three months or less.

     Goodwill - Effective January 6, 2002, the Company adopted the new accounting pronouncement related to goodwill (See Note 6). In lieu of amortization, the Company tests goodwill for impairment annually or more frequently if certain conditions exist.

     Other Intangible Assets - Effective January 6, 2002, the Company adopted the new accounting pronouncement related to other intangible assets (See Note 6). The Company's other intangible assets consist only of intangibles with definitive lives that are being amortized using the straight-line method over periods up to fifteen years.

     Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost. Depreciation on equipment is computed using the straight-line method over estimated useful lives ranging from three to seven years. Depreciation on leasehold improvements is computed using the straight-line method over estimated useful lives or the term of the lease, whichever is less, ranging from two to ten years. Depreciation expense associated with the leasing segment's operating leases is classified under cost of sales. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Expenditures related to the acquisition or development of computer software to be utilized by the Company are capitalized or expensed in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company reviews equipment and leasehold improvements for potential impairment in accordance with Statement of Financial Accounting Standard (SFAS) 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations.

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

     Manufacturer Market Development Funds - Several OEM's offer market development funds, cooperative advertising and other promotional programs to distribution channel partners. The Company utilizes these programs to fund some of its advertising and promotional programs. The Company recognizes these anticipated funds as vendor receivables when it has completed its obligation to perform under the specific arrangement. The anticipated funds to be received from manufacturers are offset directly against the expense, thereby reducing selling, general and administrative expenses. In total, advertising costs associated with these programs are charged to expense as incurred and amounted to $114 thousand, $22 thousand, and $410 thousand for the fiscal years 2004, 2003 and 2002, respectively.

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

     Translation of Foreign Currencies - Assets and liabilities of the Company's Canadian operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the weighted average rates of exchange prevailing during the period. The related foreign currency translation adjustments are reflected as accumulated other comprehensive loss in stockholders' equity. Foreign currency transaction gains and losses for fiscal 2004 were not material.

     Revenue Recognition - The Company recognizes revenue on the sale of equipment and supplies or equipment sold under sales-type leases, when the products are shipped. Revenue from products sold under logistical deployment services arrangements is recognized upon completion of the Company's contractual obligations, customer acceptance, title passing and other conditions, which may occur prior to product shipment. Service revenue is recognized when the applicable services are provided or for service contracts, ratably over the lives of the contracts. Leasing fee and financing revenue is recognized on a monthly basis as fees accrue and from financing at level rates of return over the term of the lease or receivable, which are primarily sales-type leases ranging from one to three years. For those equipment sales that include multiple deliverables, such as configuration, training, installation or service, revenue is allocated based on the relative fair values of the individual components in accordance with EITF 00-21.

     Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company adopted SFAS No. 123 for disclosure purposes and for non-employee stock options.

     Had compensation cost for the Company's stock option plans been determined based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148,

     "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

     (in thousands, except per
     share amounts)                                Fiscal 2004   Fiscal 2003   Fiscal 2002
                                                   ------------  ------------  ------------
     Net income - as reported                      $     10,933  $      9,071  $     15,009
     Stock-based compensation expense-net of tax.         2,475         1,622         1,078
                                                   ------------  ------------  ------------
     Net income - pro forma                        $      8,458  $      7,449  $     13,931
                                                   ============  ============  ============
     Net income per common share - as reported
        Basic                                      $       0.89  $       0.74  $       1.18
        Diluted                                            0.88          0.73          1.18
     Net income per common share - pro forma
        Basic                                              0.69          0.61          1.10
        Diluted                                            0.68          0.60          1.09

     The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                               Fiscal 2004   Fiscal 2003   Fiscal 2002
                               ------------  ------------  ------------
     Expected life (years)             3.3           4.1           2.8
     Risk free interest rate           3.3%          2.4%          2.9%
     Volatility                         24%           51%           46%
     Dividend yield                      0%            0%            0%

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

     The following is a reconciliation of the number of common shares used in the basic and diluted EPS computations:

     (in thousands, except per                               Fiscal Years
                                        ------------------------------------------------------------
     share data)                               2004                 2003                 2002
                                        -------------------  -------------------  ------------------
                                                 Per Share            Per Share           Per Share
                                        Shares    Amount     Shares    Amount     Shares    Amount
                                        ------  -----------  ------  -----------  ------  ----------
     Basic EPS                          12,253  $     0.89   12,305  $     0.74   12,694  $     1.18

     Effect of dilutive stock options      189       (0.01)      70       (0.01)      61           -
                                        ------  -----------  ------  -----------  ------  ----------
     Diluted EPS                        12,442  $     0.88   12,375  $     0.73   12,755  $     1.18
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

     Reclassifications - Certain reclassifications of prior years' amounts have been made to conform to the current year presentation.

     Fair Value Disclosures - The fair value of financial instruments approximates carrying value.

     Comprehensive Income - For fiscal 2004, the only component of comprehensive income other than net income is foreign currency translation adjustments.

     Derivative Instruments and Hedging Activities - The Company does not currently have any derivative instruments or hedging activities.

     Recent Accounting Pronouncements - In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that implementing SFAS No. 151 should not have any material impact on its financial condition, results of operations or cash flows.

     In  December  2004,  the  FASB  issued  SFAS  No.  123  (revised  2004),
     "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

     SFAS No. 123R will apply to awards granted or modified by the Company after July 5, 2005. Compensation cost will also be recorded for prior option grants that vest after that date. The effect of adopting SFAS 123 on the Company's consolidated results of operations will depend on the level of future option grants and the fair value of the options granted at such future dates, as well as the vesting periods provded by such awards and, therefore, cannot currently be estimated. We are evaluating the requirements of SFAS 123R and have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.


3.  Accounts  Receivable

     Trade accounts receivable represent amounts billed or billable to customers. Past due receivables are determined based on contractual terms. The Company generally does not charge interest on its trade receivables. The allowance for doubtful receivables is determined by management based on the Company's historical losses, specific customer circumstances and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The following table summarizes the activity in the allowance for doubtful accounts for fiscal years 2004, 2003 and 2002:

     (in thousands)             Trade     Vendor and Other
                               --------  ------------------
     Balance January 6, 2002   $   627   $          16,112
       Provision 2002              900               3,334
       Accounts written-off       (389)            (16,112)
       Recoveries                  415                   -
                               --------  ------------------
     Balance January 5, 2003     1,553               3,334
       Provision 2003              200                   -
       Accounts written-off       (971)             (3,234)
       Recoveries                1,774                   -
                               --------  ------------------
     Balance January 5, 2004     2,556                 100
       Accounts written-off     (1,826)                  -
       Recoveries                  732                   -
                               --------  ------------------
     Balance January 5, 2005.  $ 1,462   $             100
                               ========  ==================

     During fiscal 2002, the Company recorded an increase in allowances of $3.3 million specifically related to the collectibility of vendor receivables. The determination of the increase in allowances was based on the deterioration of the aging of the vendor receivables, the expected resolution of the vendor rebate disallowed claims and the general posture of the OEM's regarding resolution. Primary reasons for vendor rebate claims being disallowed and corresponding re-files include serial number issues (missing, incomplete, transposed, data base match-up discrepancies, etc.), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (bid letters, customer information, etc.).


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

     Leases consist principally of notebook and desktop personal computers, communication products and high-powered servers with terms generally from one to three years. The following table summarizes the components of the net investment in sales-type leases as of end of fiscal years 2004 and 2003:

     (in thousands)                       2004     2003
                                         -------  -------
     Minimum lease payments receivable   $4,155   $3,770
     Estimated residual value             1,466    1,388
     Initial direct costs                    10       19
     Unearned income                       (167)    (186)
                                         -------  -------
     Total                               $5,464   $4,991
                                         =======  =======

     The future minimum lease payments for the net investment in leases are as follows:

     (in thousands)
             Fiscal Year
     ----------------------------

     2005                           $3,814
     2006                            1,496
     2007                              154
                                    ------
     Total minimum lease payments   $5,464
                                    ======

5.   Inventories

     Inventories consist of items held for resale and are comprised of the following components as of the end of fiscal years 2004 and 2003:

     (in thousands)            2004     2003
                              -------  -------
     Equipment and supplies   $14,053  $ 9,859
     Service parts              3,135    2,594
                              -------  -------
        Total                 $17,188  $12,453
                              =======  =======

6.   Goodwill  and  Other  Intangible  Assets

     Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company's intangible assets with definite lives as of January 5, 2005 and January 5, 2004:

     Intangible assets consist of the following:

     (in thousands)                    Gross                      Net       Gross                      Net
                                     Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                                      Amount    Amortization    Amount     Amount    Amortization    Amount
                                     1/5/2005     1/5/2005     1/5/2005   1/5/2004     1/5/2004     1/5/2004
                                    ----------  -------------  ---------  ---------  -------------  ---------
     Amortized intangible assets:
       Covenants not-to-compete      $   2,024  $       1,769  $     255  $   1,844  $       1,650  $     194
       Customer lists                    2,877            559      2,318        627            385        242
       Other intangibles                 1,200             71      1,129          -              -          -
                                    ----------  -------------  ---------  ---------  -------------  ---------
       Total amortized intangibles   $   6,101  $       2,399  $   3,702  $   2,471  $       2,035  $     436
                                    ==========  =============  =========  =========  =============  =========

     Amortized intangible assets are being amortized over periods ranging from 1 to 15 years for covenants not-to-compete, 7 to 15 years for customer lists and 7 years for other intangibles. The weighted-average amortization period for all amortized intangible assets acquired in fiscal 2004 and 2003 was 8.8 and 15 years, respectively. For the year ended January 5, 2005, amortization expense related to intangible assets was $364 thousand. For the year ended January 5, 2004, amortization expense related to intangible assets was $404 thousand. For the year ended January 5, 2003, amortization expense related to intangibles assets was $1,041 thousand of which $71 thousand was reported under the caption "cost of sales" or "selling, general and administrative" expenses. Amortization expense associated with assets reported under the caption "other current assets" was $154 thousand.

     Projected future amortization expense related to intangible assets with definite lives are as follows:

     (in thousands)
     Fiscal years:
          2005            $  525
          2006               418
          2007               418
          2008               418
          2009               418
         2010+             1,505
                        --------
         Total            $3,702
                        ========

     The changes in the net carrying amount of goodwill for the years ended January 5, 2005 and 2004 by segment are as follows:

     (in thousands)                          Products   Services   Consolidated
                                            ----------  ---------  -------------
     Net carrying amount as of 1/5/03       $  42,357   $  18,278  $      60,635
     Reallocation of goodwill                 (10,284)     10,284              -
     Goodwill recorded during fiscal 2003       3,789       3,240          7,029
                                            ----------  ---------  -------------
     Net carrying amount as of 1/5/04          35,862      31,802         67,664
     Goodwill recorded during fiscal 2004         198      42,051         42,249
                                            ----------  ---------  -------------
     Net carrying amount as of 1/5/05       $  36,060   $  73,853  $     109,913
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

     During fiscal 2004, the Company and Pomeroy Acquisition Sub, Inc. ("PAS"), a wholly owned subsidiary the Company, completed a merger with Alternative Resources Corporation ("ARC"). On May 11, 2004, the parties entered into a definitive merger agreement for PAS to acquire all of the issued and outstanding shares of capital stock of ARC. The merger was approved by ARC shareholders at a meeting held on July 22, 2004. As a result of the merger, ARC is now a wholly-owned subsidiary of the Company. The cash consideration paid at closing, including the cost of all stock, stock options and warrants purchased and the amount of ARC net debt retired, was approximately $46.1 million, which was funded from cash on hand and borrowings from Pomeroy's existing line of credit. The Company recorded $41.9 million of goodwill, which included, among other things, the value of an assembled workforce, related to the acquisition during fiscal 2004. Also during fiscal 2004, the Company recorded $0.3 million of goodwill associated primarily with earn-out payments made in conjunction with prior acquisitions.

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

7.   Borrowing  Arrangements

     A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At January 5, 2005, these lines of credit totaled $85.0 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $10.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

     On June 28, 2004, the Company finalized a new $165 million Syndicated Credit Facility Agreement with GECDF. The new credit facility has a three-year term and its components include a maximum of $75 million for inventory financing and a revolving line of credit, collateralized primarily by accounts receivable, of up to $110 million; provided that the total amount outstanding at any time under the inventory financing facility and the revolving line of credit may not exceed $165 million. Under the new agreement, the credit facility provides a letter of credit facility of $5 million. Under the credit facility, the interest rate is based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. As of January 5, 2005, the adjusted LIBOR rate was 4.4%. This credit facility expires June 28, 2007.

     At January 5, 2005, the Company's balance outstanding under the revolving line of credit portion of the credit facility was $20.2 million. At January 5, 2004, the Company did not have an outstanding balance under its previous credit facility. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, Pomeroy is subject to various financial covenants including maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a maximum ratio of total funded indebtedness to EBITDA. As of January 5, 2005, Pomeroy was in compliance with those financial covenants.

     Notes  payable  -  Notes  payable  consist  of  the  following:

     (in thousands)                                                            Fiscal Years
                                                                              ---------------
                                                                               2004     2003
     Acquisition notes payable at various interest rates, ranging from 4.00%
     to 4.25%, and unsecured.  Principal payments are made in equal
     annual installments, ranging from one to two years, through 2005         $1,162   $1,825

     Less current maturities                                                     912      912
                                                                              -------  ------
     Long-term notes payable                                                  $  250   $  913
                                                                              =======  ======

8.   Restructuring  and  Severance  Charges

     During fiscal 2004, in connection with certain strategic initiatives, the Company recorded restructuring and severance charges aggregating $1.0 million. The restructuring and severance charges are associated with legacy Pomeroy costs of facilities and processes that have or will become duplicative or redundant as ARC operations are integrated into the Company. These costs consist of facility closing and involuntary employee termination costs of $576 thousand and $400 thousand, respectively. These costs are accounted for under FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," and were included as a charge to the results of operations for the year ended January 5, 2005. Any subsequent changes to the estimates of executing the currently approved plans of restructuring will be reflected in current results of operations.

     The Company also recorded a non-recurring, one-time charge for severance in the amount of $1.447 million related to the resignation of David B. Pomeroy II as CEO of the Company. Mr. Pomeroy will continue to serve as Chairman of the Board of the Company.

     During fiscal 2004, the Company restructuring and severance charges expensed consisted of the following:

     (in thousands)            Total Initial  Cash      Accrual balance
                               Accrual        payments  at January 5, 2005
                               -------------  --------  ------------------
     Severance                 $       1,847  $  (440)  $            1,407
     Facility consolidations             576     (200)                 376
                               -------------  --------  ------------------
                               $       2,423  $  (640)  $            1,783
                               =============  ========  ==================

     Also, the Company's management recorded a restructuring charge liability in connection with the ARC acquisition to eliminate certain duplicative activities and reduced facility requirements. As a result, approximately $6.4 million of costs were recorded as part of the liabilities assumed in the ARC acquisition. The restructuring charge consisted of costs of vacating duplicative leased facilities of ARC and severance costs associated with exiting activities. These costs are accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire ARC. A portion of the restructuring liabilities are classified as long-term liabilities in the accompanying consolidated balance sheet at January 5, 2005. Changes to the estimates of executing the currently approved plans of restructuring through July 23, 2005 will be recorded as an increase or decrease in goodwill with any increases in estimates thereafter charged to operations.

     (in thousands)            Total Initial  Cash      Accrual balance
                               Accrual        payments  at January 5, 2005
                               -------------  --------  ------------------
     Severance                 $       2,682  $  (760)  $            1,922
     Facility consolidations           3,715     (260)               3,455
                               -------------  --------  ------------------
                               $       6,397  $(1,020)  $            5,377
                               =============  ========  ==================

     Additionally, as part of the acquisition of ARC, the Company acquired the remaining obligations of ARC's existing restructuring plans, which were initially recorded by ARC in fiscal 2003 and fiscal 2002. The total obligations assumed in connection with these restructuring plans was $2.1 million at July 23, 2004.

     As of January 5, 2005, the balance of the ARC fiscal 2003 and fiscal 2002 accrued restructuring costs recorded consisted of the following:

     (in thousands)

     Fiscal 2003 Restructuring Charge

                            Total Accrual as      Cash        Balance at
                               of 7/23/04       payments   January 5, 2005
                            -----------------  ----------  ---------------
     Severance              $             647  $    (594)  $            53
                            -----------------  ----------  ---------------
                            $             647  $    (594)  $            53
                            =================  ==========  ===============

     Fiscal 2002 Restructuring Charge

                              Total Accrual as      Cash        Balance at
                                 of 7/23/04       payments   January 5, 2005
                              -----------------  ----------  ---------------
     Facility consolidations  $             756  $    (424)  $           332
     Other charges                          696       (656)               40
                              -----------------  ----------  ---------------
                              $           1,452  $  (1,080)  $           372
                              =================  ==========  ===============

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

     The execution of the plan began and was completed during fiscal 2002. As of January 5, 2003, the Company had $41 thousand in accrued and unpaid restructuring costs which were paid during fiscal 2003.

9.   Income  Taxes

     The  provision  for  income  taxes  consists  of  the  following:

(in thousands)                            Fiscal Years
                                  -------------------------------
                                   2004       2003         2002
                                  ------  -------------  --------
     Current:
       Federal                    $3,072  $       2,623  $(1,219)
       State                       1,378            688      (33)
                                  ------  -------------  --------
         Total current             4,450          3,311   (1,252)
                                  ------  -------------  --------

     Deferred:
       Federal                     2,440          2,197    7,402
       State                         323            291      592
                                  ------  -------------  --------
         Total deferred            2,763          2,488    7,994
                                  ------  -------------  --------
     Total income tax provision   $7,213  $       5,799  $ 6,742
                                  ======  =============  ========

     During fiscal 2002, the Company recorded an income tax benefit of $1.6 million associated with an increase in the tax basis of leased assets as a result of an accounting method change for tax purposes. This amount is included in the 2002 income tax provision shown above.

     The approximate tax effect of the temporary differences giving rise to the Company's deferred income tax assets (liabilities) are:

     (in thousands)                                Fiscal Years
                                               -------------------
                                                 2004       2003
                                               --------  ---------
     Deferred Tax Assets:
       Receivables allowances                  $ 1,012   $  1,084
       Depreciation                                359         83
       Leases                                        -        240
       Deferred compensation                       390        321
       Non-compete agreements                      535        545
       Restructuring charges                     2,234          -
       State net operating losses                  456          -
       Federal net operating losses              5,558          -
       Other                                     1,289        124
                                               --------  ---------
         Total deferred tax assets              11,833      2,397
                                               --------  ---------
       Deferred Tax Liabilities:
         Depreciation                           (1,636)    (1,517)
         Intangibles                            (6,513)    (5,249)
         Leases                                   (534)         -
         Other                                  (1,310)    (1,809)
                                               --------  ---------
           Total deferred tax liabilities       (9,993)    (8,575)
                                               --------  ---------
       Net deferred tax assets ( liabilities)  $ 1,840   $  (6178)
                                               ========  =========

     As of January 5, 2005, the Company's net current deferred tax assets ($1,937) are included in other current assets and the net noncurrent deferred tax liabilities ($97) are presented as such on the balance sheet. As of January 5, 2004, the Company's net current deferred tax liabilities ($1,398) are included in other accrued liabilities and the net noncurrent deferred tax liabilities ($4,780) are presented as such on the balance sheet.

     The Company acquired $10,781 of net deferred tax assets, primarily related to the tax effect of federal and state net operating loss carryforwards and restructuring charges, in connection with the acquisition of ARC in July 2004. The Company's ability to use the federal and state net operating loss carryforwards of ARC to reduce its future taxable income is subject to limitations under Section 382 of the Internal Revenue Code associated with acquired federal and state net operating loss carryforwards. The federal net operating loss carryforwards of ARC aggregate $15,880 of which $2,516 will expire in 2020, $8,010 in 2022 and $5,354 in 2023. The Company currently believes it will fully utilize ARC's acquired net operating loss carry forwards and, accordingly, no valuation allowance has been provided as of January 5, 2005. To the extent these ARC net operating loss carryforwards are not utilized to reduce the Company's taxable income in future periods or expire unused, goodwill recorded in connection with the acquisition of ARC will be adjusted accordingly. In addition, the recorded amounts of acquired deferred tax assets and liabilities may be adjusted during fiscal 2005 upon completion of ARC's final income tax returns for the period prior to its acquisition by the Company.

     The Company's effective income tax rate differs from the federal statutory rate as follows:

                                                 Fiscal Years
                                             ---------------------
                                             2004    2003    2002
                                             -----  -------  -----
     Tax at federal statutory rate           35.0%    35.0%  35.0%
     State taxes, net of federal benefit      6.1      4.3    3.2
     Change in tax accounting method - TIFS     -        -   (7.4)
     Other                                   (1.4)    (0.3)   0.2
                                             -----  -------  -----
       Effective tax rate                    39.7%    39.0%  31.0%
                                             =====  =======  =====

10.  Operating  Leases  and  Commitments

     Operating Leases- The Company leases office and warehouse space, vehicles and certain office equipment from various lessors including a related party. See Note 15 of Notes to Consolidated Financial Statements for information regarding related parties. Lease terms vary in duration and include various option periods. The leases generally require the Company to pay taxes and insurance. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year as of January 5, 2005, including the lease with the related party, are as follows:

     (in thousands)
            Fiscal Year
     ------------------------
     2005                           $ 5,632
     2006                             3,534
     2007                             2,878
     2008                             2,638
     2009                             2,012
     Thereafter                         828
                                    -------
     Total minimum lease payments   $17,522
                                    =======

     Employment Agreements- The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

     Rental expense was $3.4 million, $3.1 million and $3.3 million for 2004, 2003 and 2002 respectively.

11.  Employee  Benefit  Plans

     The Company has a savings plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company makes contributions to the plan based on a participant's annual pay. Contributions made by the Company for fiscal 2004, 2003 and 2002 were approximately $236 thousand, $136 thousand and $408 thousand, respectively.

     The  Company  has  a  stock  purchase  plan (the "1998 plan") under Section
     423 of the Internal Revenue Code of 1986, as amended. The 1998 plan, as amended, provides substantially all employees of the Company with an opportunity to purchase through payroll deductions up to 2,000 shares of common stock of the Company with a maximum market value of $25,000. The purchase price per share is determined by whichever of two prices is lower:
     85% of the closing market price of the Company's common stock in the first trading date of an offering period (grant date), or 85% of the closing market price of the Company's common stock in the last trading date of an offering period (exercise date). 600,000 shares of common stock of the Company are reserved for issuance under the 1998 plan. The Board of Directors of the Company may at any time terminate or amend the 1998 plan. The 1998 plan will terminate twenty years from the effective date unless sooner terminated.

12.  Major  Customers

     During fiscal 2004, 2003, and 2002 no customer accounted for more than 10% of the Company's total net sales and revenues.


13.  Acquisitions

     During fiscal 2004, the Company completed one acquisition. The Company and Pomeroy Acquisition Sub, Inc. ("PAS"), a wholly owned subsidiary of the Company, completed a merger with Alternative Resources Corporation ("ARC"). On May 11, 2004, the parties entered into a definitive merger agreement for PAS to acquire all of the issued and outstanding shares of capital stock of ARC. The merger was approved by ARC shareholders at a meeting held on July 22, 2004. As a result of the merger, ARC is now a wholly-owned subsidiary of the Company. The cash consideration paid at closing, including the cost of all stock, stock options and warrants purchased and the amount of ARC net debt retired, was approximately $46.1 million, which was funded from cash on hand and borrowings from Pomeroy's existing line of credit.

     The following summarizes the assets purchased and liabilities assumed:




     (in thousands)
     Cash                                    $ 2,349
     Accounts receivable                      19,303
     Other current assets                      4,871
     Property and equipment, net                 193
     Intangible assets                         3,530
     Goodwill                                 41,864
     Other assets                              7,051
                                             -------
        Assets acquired                       79,161
                                             -------

     Current portion of notes payable         15,487
     Accounts payable and accrued expenses    29,961
     Notes payable, net of current portion    15,236
                                             -------
        Liabilities assumed                   60,684
                                             -------
        Net assets acquired                  $18,477
                                             =======

     The results of operations of ARC are included in the Company's fiscal 2004 consolidated financial statements from the date of acquisition. If the fiscal 2004 acquisition of ARC and the 2003 acquisitions described below had all occurred on January 6, 2003, the unaudited pro forma results of operations of the Company would have been as follows:

     (in thousands, except per share data)   For the year ended     For the year ended
                                            January     5, 2005    January     5, 2004
                                            ---------------------  ---------------------
                                             Actual    Pro forma    Actual    Pro forma
                                            ---------------------  ---------------------
     Net sales and revenues                 $742,290  $   807,345  $598,423  $   736,894
     Income from operations                   18,423       16,259    14,806        8,870
     Net income                               10,933        9,501     9,071        5,103
     Earnings per common share, diluted         0.88         0.76      0.73         0.41

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


15.  Related  Party  Transactions

     Leases- The Company leases its headquarters, distribution facility and the national training center from a company that is controlled by the former Chief Executive Officer of the Company. It is a triple net lease agreement, which expires in the year 2010. Base rental for fiscal 2004, 2003 and 2002 was approximately $1.2 million each year. The annual rental for these properties was determined on the basis of a fair market value rental opinion provided by an independent real estate company, which was updated in 2000. In addition, the Company pays for the business use of other real estate that is owned by the former Chief Executive Officer of the Company. During fiscal years 2004, 2003 and 2002, the Company paid $95 thousand each year in connection with this real estate.

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

     During fiscal 2004, 2003, and 2002, the Company sold equipment and related support services to ILC, for lease to ILC's customers, in amounts of $22.0 million, $19.5 million and $32.6 million, respectively.

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

     The carrying value of investments in lease residuals is $0.9 million as of January 5, 2005 and 2004, and is included in long-term net investment in leases. Investments in lease residuals are evaluated on a quarterly basis, and are subject only to downward market adjustments until ultimately realized through a sale or re-lease of the equipment.

16.  Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

     (in thousands)                                        Fiscal Years
                                               -----------------------------------
                                                 2004          2003         2002
                                               ---------  --------------  --------
     Interest paid                             $    558   $         387   $   556
                                               =========  ==============  ========
     Income taxes paid                         $  5,116   $       1,342   $10,623
                                               =========  ==============  ========
     Additions to goodwill for adjustments
       to acquisition assets and intangibles   $    171   $         322   $ 2,014
                                               =========  ==============  ========

     Business combinations accounted
     for as purchases:
     Assets acquired                           $ 78,063   $      12,070   $ 2,099
       Liabilities assumed                      (61,622)         (4,387)     (260)
       Notes payable issued                           -          (1,825)     (184)
                                               ---------  --------------  --------
       Net cash paid                           $ 16,441   $       5,858   $ 1,655
                                               =========  ==============  ========

17.  Treasury  Stock

     During fiscal 2004, the Company repurchased 40,000 shares of common stock at a cost of $0.5 million under the repurchase program that expired June 1, 2004.

     During fiscal 2003, the Company's Board of Directors authorized a program to repurchase up to 1.1 million shares of the Company's outstanding common stock at market price. During fiscal 2003, the Company repurchased 383,000 shares of common stock at a cost of $4.1 million. This repurchase program expired June 1, 2004.

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


19.  Stockholders'  Equity  and  Stock  Option  Plans

     On March 27, 2002, the Company adopted the 2002 Non-Qualified and Incentive Stock Option Plan and it was approved by the shareholders on June 13, 2002. The plan was amended and renamed the 2002 Amended and Restated Stock Incentive Plan on March 11, 2004 and approved by the Company's shareholders on June 10, 2004. The Company's 2002 Amended and Restated Stock Incentive Plan provides certain employees of the Company with options to purchase common stock of the Company through options at an exercise price equal to the market value on the date of grant. The plan, as amended, also provides for the granting of awards of restricted stock and stock appreciation rights. The maximum aggregate number of shares which may be optioned and sold under the plan is 4,410,905. The plan will terminate on June 13, 2012. Stock options granted under the plan are exercisable in accordance with various terms as authorized by the Compensation Committee. To the extent not exercised, options will expire not more than ten years after the date of grant.

     On March 27, 2002, the Company adopted the 2002 Outside Directors' Stock Option Plan and it was approved by the shareholders on June 13, 2002. The plan was amended on March 11, 2004 and approved by the Company's shareholders on June 10, 2004. The Company's 2002 Outside Directors' Stock Option Plan, as amended, provides outside directors of the Company with options to purchase common stock of the Company at an exercise price equal to the market value of the shares at the date of grant. The maximum aggregate number of shares which may be optioned and sold under the plan is 281,356. The plan will terminate on March 26, 2012. Pursuant to the plan, an option to purchase 10,000 shares of common stock will automatically be granted on the first day of the initial term of a director. An additional 5,000 shares of common stock will automatically be granted to an eligible director upon the first day of each consecutive year of service on the board. Options are fully vested as of the date of grant and must be exercised within two years of the date of grant, subject to earlier termination in the event of termination of the director's service on the Board.

     The following summarizes the stock option transactions under the plans for the three fiscal years ended January 5, 2005:

                                                      Weighted Average
                                            Shares     Exercise price
                                          ----------  ----------------
     Options outstanding January 6, 2002  1,918,650   $          14.64
       Granted                              345,305              13.98
       Exercised                            (61,308)             13.61
       Forfeitures                         (234,108)             14.79
                                          ----------
     Options outstanding January 5, 2003  1,968,539              14.43

       Granted                              537,360               9.75
       Exercised                            (55,509)              9.00
       Forfeitures                         (382,872)             14.47
                                          ----------
     Options outstanding January 5, 2004  2,067,518              13.41
       Granted                            1,173,250              13.32
       Exercised                           (185,765)              9.91
       Forfeitures                         (321,084)             15.62
                                          ----------
     Options outstanding January 5, 2005  2,733,919   $          13.34
                                          ==========

     The following summarizes options outstanding and exercisable at January 5, 2005:

                               Options Outstanding                    Options Exercisable
                  ----------------------------------------------  ---------------------------
                    Number      Weighted Avg.                       Number
Range of          Outstanding     Remaining       Weighted Avg.   Exercisable   Weighted Avg.
Exercise Prices    at 1/5/05   Contractual Life  Exercise Price    at 1/5/05   Exercise Price
---------------------------------------------------------------------------------------------

5.66 to $8.48        149,944              2.90  $          6.88       63,323  $          6.59
8.49 to $11.30       256,648              3.60  $         10.27      219,489  $         10.23
11.31 to $14.13    1,230,586              2.60  $         13.06    1,046,255  $         13.13
14.14 to $16.95      928,947              3.40  $         14.82      727,194  $         14.82
16.96 to $19.78      167,794              2.20  $         17.65      139,495  $         17.65
                  -----------                                     -----------
                    2,733,919                                       2,195,756
                  ===========                                     ===========

     The weighted average fair value at date of grant for options granted during fiscal 2004, 2003 and 2002 was $3.48, $4.09 and $4.56, respectively.

     The unissued preferred stock carries certain voting rights and has preferences with respect to dividends and liquidation proceeds.



20.  Litigation

     During fiscal 2003 and 2002, the Company made litigation settlement payments of $ 0.2 million and $0.3 million, respectively.

     There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

21.  Segment  Information  and  Concentrations

     Segment Information - The operates in three industry segments: products, services and leasing.

     The Company's products segment is comprised of the sale of a broad range of Information Technology products that include desktop computing equipment, servers, infrastructure devices and peripherals.

     The services segment entails providing information technology services, which support such computer products. As a service solution provider, the Company offers three groups of services: enterprise consulting, infrastructure solutions, and lifecycle services. The enterprise consulting group offerings consist of: application development, business process re-engineering, ERP solutions, CRM solutions, e-business, business intelligence, and outsourcing. The infrastructure solutions group offerings consist of: high performance file servers, voice, video, data and network integration, storage strategies, security solutions, thin client, managed services, and cabling solutions. Pomeroy's lifecycle services group offers the following comprehensive portfolio of services: strategic sourcing, integration and distribution logistics, implementation services, technical support services, DoD drive wiping services, and technology disposition.

     The Company also offers leasing solutions to its customers via an agency agreement with a Cincinnati based regional bank. This bank, in 2002, acquired certain assets and liabilities of the Company's leasing subsidiary. See Note 14 of Notes to Consolidated Financial Statements for information regarding the sale of substantially all of the assets of TIFS, the Company's leasing subsidiary.

     The Company has no significant operations outside the United States. The accounting policies of the segments are the same as those discussed in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units. Intersegment sales and transfers are not significant.

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

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)


                                                     Fiscal 2004
                                    ------------------------------------------------
                                    Products     Services    Leasing   Consolidated
                                    ---------  ------------  --------  -------------
     Revenue                        $ 545,002  $    197,175  $    113  $     742,290
     Income from operations         $   7,993  $     10,386  $     44  $      18,423
     Total assets                   $ 195,358  $    130,907  $  6,623  $     332,888
     Capital expenditures           $   1,087  $      1,263  $      -  $       2,350
     Depreciation and amortization  $   2,100  $      2,290  $      3  $       4,393

                                                     Fiscal 2003
                                    ------------------------------------------------
                                    Products     Services    Leasing   Consolidated
                                    ---------  ------------  --------  -------------
     Revenue                        $ 470,336  $    127,905  $    182  $     598,423
     Income from operations         $   8,167  $      6,512  $    127  $      14,806
     Total assets                   $ 169,461  $     92,211  $  7,527  $     269,199
     Capital expenditures           $     833  $        837  $      -  $       1,670
     Depreciation and amortization  $   2,738  $      2,578  $      3  $       5,319

                                                     Fiscal 2002
                                    ------------------------------------------------
                                    Products     Services    Leasing   Consolidated
                                    ---------  ------------  --------  -------------
     Revenue                        $ 568,194  $    131,293  $  3,313  $     702,800
     Income from operations         $   5,773  $     15,116  $  1,340  $      22,229
     Total assets                   $ 188,937  $     52,424  $  7,134  $     248,495
     Capital expenditures           $   5,379  $      2,357  $     84  $       7,820
     Depreciation and amortization  $   5,260  $        881  $    229  $       6,370

     Concentrations - During fiscal 2004, 2003, and 2002 approximately 23.4%, 20.9%, and 28.1%, respectively, of the Company's total net sales and revenues were derived from its top ten customers.

     During fiscal 2004, 2003 and fiscal 2002, no customer accounted for more than 10% of the Company's net sales and revenues for either the products or services segments.