Form 10-K/A
period 2005-01-05
POMEROY IT SOLUTIONS INC
filed 2005-05-05
CIK 883979

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

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K for the year ended January 5, 2005, filed with the Securities and Exchange Commission (the "SEC") on April 5, 2005 (the "Original Filing") to:

     - amend and restate Item 9A to include Management's Report on Internal Control Over Financial Reporting;
     - include a Report of Independent Registered Public Accounting Firm relating to our assessment of internal control over financial reporting; and
     - include a Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above.

This Amendment No. 1 is filed pursuant to SEC Release No. 34-50754 which provides up to 45 additional days beyond the date of the Original Filing for the filing of the above.

As  a result of these amendments, the certifications pursuant to Section 302 and
Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and refiled as of the date of this Form 10-K/A.

Except for the amendments described above, this Form 10-K/A does not modify or update the other disclosures in, or exhibits to, the Original Filing.

                           POMEROY IT SOLUTIONS, INC.

                                   FORM 10-K/A

                           YEAR ENDED JANUARY 5, 2005

                                TABLE OF CONTENTS


Item 9A     Controls and Procedures (Amended)                         1
            Management's Assessment of Internal Control Over          2
            Financial Reporting

            Report of Independent  Registered Public Accounting
            Firm on Internal Control over Financial Reporting         3

SIGNATURES  Chief Executive Officer, Chief Financial Officer, Chief   6
            Accounting Officer
            Directors                                                 6


Exhibits    Consent of Independent Registered Public Accounting       E-23.1
            Firm
            Certification Pursuant to Section 302 of the Sarbanes-    E-31.1
            Oxley Act of 2002 - CEO
            Certification Pursuant to Section 302 of the Sarbanes-    E-31.2
            Oxley Act of 2002 - CFO
            Certification pursuant to 18 U.S.C. Section 1350, as      E-32.1
            adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002 - CEO
            Certification pursuant to 18 U.S.C. Section 1350, as      E-32.2
            adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002 - CFO

ITEM 9A. CONTROLS AND PROCEDURES (AMENDED)

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report. Our management, including Chief Executive Officer and Chief Financial Officer, supervised and participated in the evaluation. Based on the evaluation, our management, including Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms and rules. Despite the control weakness described below, the financial statements reported on Form 10-K for the fiscal year ended January 5, 2005, fairly present, in all material respects, the consolidated financial condition and results of operations of the Company for the fiscal years presented.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Pomeroy IT Solutions, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Our Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of January 5, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the Company's evaluation, the Company has concluded that it did not maintain effective internal control over financial reporting as of January 5, 2005 as a result of the material weaknesses discussed below.

     1. The Company did not maintain effective internal control over the accuracy of service billing calculations and revenue recognition related to service activity. During the year, the Company transitioned its service billing function from a decentralized branch model to a centralized team responsible for contract administration and invoicing. The centralized function utilizes a work order management system; however, for the majority of the last four months of the year, controls related to this system were not fully functional. As a compensating control, the Company manually reviewed service invoices prior to delivery and revenue recognition thereon. Based on testing performed by the Company, this sole control over the service activity function was not operating effectively as of January 5, 2005. Despite the existence of this control deficiency, the Company notes that it did not result in any material adjustments to the fiscal 2004 financial statements.

     2. The Company did not maintain effective internal control over the financial reporting function to appropriately apply generally accepted accounting principles ensuring the adequacy and completeness of disclosures in the consolidated financial statements. We identified instances of undocumented, unresolved or unrecorded reconciling items in account reconciliations and account misclassifications resulting in multiple unadjusted differences to the consolidated financial statements. The above referenced instances individually and in the aggregate were immaterial to the financial statements for the year ended January 5, 2005.

Because of these material weaknesses, the Company's management has concluded that the Company did not maintain effective internal control over financial reporting as of January 5, 2005, based on criteria established in Internal Control-Integrated Framework. The Company is currently evaluating what changes in internal control over financial reporting should be implemented to address these material weaknesses.

The Company acquired Alternative Resources Corporation ("ARC") on July 23, 2004. The acquired assets represented $35.6 million of total consolidated assets as of January 5, 2005 and $53.2 million of fiscal year 2004 consolidated net sales and revenues. The Company did not conduct an assessment of the effectiveness of internal control over financial reporting for ARC, as permitted by the rules and regulations of the SEC due to the proximity of the acquisition date to our 2004 fiscal year-end.

The Company's independent registered public accounting firm, Crowe Chizek and Company LLC, has issued an audit report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 5, 2005, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER
                               FINANCIAL REPORTING

We have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting, that Pomeroy IT Solutions, Inc. (the "Company") did not maintain effective internal control over financial reporting as of January 5, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pomeroy IT Solutions, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

     - As of January 5, 2005, the Company did not maintain effective internal control over the accuracy of service billing calculations and revenue recognition related to service activity. During the year, the Company transitioned its service billing function from a decentralized branch model to a centralized team responsible for contract administration and invoicing. The centralized function utilizes a work order management system, however, for the majority of the last four months of the year, controls related to this system were not fully functional. As a compensating control, the Company manually reviewed service invoices prior to delivery and revenue recognition thereon. Based on testing performed by the Company, this sole control over the service activity function was not operating effectively as of January 5, 2005.

     - As of January 5, 2005, the Company did not maintain effective internal control over the financial reporting function to appropriately apply generally accepted accounting principles ensuring the adequacy and completeness of disclosures in the consolidated financial statements. We identified instances of undocumented, unresolved or unrecorded reconciling items in account reconciliations and account misclassifications resulting in multiple unadjusted differences not documented as identified by the Company. Additionally, certain required disclosures in the consolidated financial statements relating to business combinations were not identified by the Company.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the January 5, 2005 consolidated financial statements, and this report does not affect our report dated March 31, 2005 on those consolidated financial statements.

In our opinion, management's assessment that Pomeroy IT Solutions, Inc. did not maintain effective internal control over financial reporting as of January 5, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Pomeroy IT Solutions, Inc. has not maintained effective internal control over financial reporting as of January 5, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

Pomeroy IT Solutions, Inc. acquired Alternative Resources Corporation on July 23, 2004 and management excluded from its assessment of the effectiveness of Pomeroy IT Solutions, Inc.'s internal control over financial reporting as of January 5, 2005 Alternative Resources Corporation's internal control over financial reporting associated with total assets of $35.6 million and total sales and revenues of $53.2 million included in the consolidated financial statements of Pomeroy IT Solutions, Inc. as of and for the year ended January 5, 2005. Our audit of internal control over financial reporting of Pomeroy IT Solutions, Inc. also excluded an evaluation of the internal control over financial reporting of Alternative Resources Corporation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pomeroy IT Solutions, Inc. as of January 5, 2005 and 2004, and the related consolidated statements of income, equity and cash flows for each of the two years in the period ended January 5, 2005, and our report dated March 31, 2005 expressed an unqualified opinion on those consolidated financial statements.


                                             Crowe  Chizek  and  Company  LLC


Louisville,  Kentucky
May  3,  2005

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter ended January 5, 2005, except for the change discussed above related to the service billing function, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Pomeroy IT Solutions, Inc.

                                             By: /s/Stephen E. Pomeroy
                                          --------------------------------------
                                             Stephen E. Pomeroy
                                             President and Chief Executive
                                             Officer

                                             By: /s/Michael E. Rohrkemper
                                          --------------------------------------
                                             Michael E. Rohrkemper
                                             Chief Financial Officer and Chief
                                             Accounting Officer

Dated: May 5, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature and Title                           Date
        -------------------                           ----

By: /s/David B. Pomeroy                           May 5, 2005
--------------------------------------
   David B. Pomeroy, II Director


By: /s/Stephen E. Pomeroy                         May 5, 2005
--------------------------------------
   Stephen E. Pomeroy, Director


By:
--------------------------------------
   James H. Smith III, Director


By: /s/Michael E. Rohrkemper                      May 5, 2005
--------------------------------------
   Michael E. Rohrkemper, Director

By: /s/Debra E. Tibey                             May 5, 2005
--------------------------------------
   Debra E. Tibey, Director

By:
--------------------------------------
   Edward E. Faber, Director

By: /s/William H. Lomicka                         May 5, 2005
--------------------------------------
   William H. Lomicka, Director

By:
--------------------------------------
   Kenneth R. Waters, Director

By:
--------------------------------------
   Vincent D. Rinaldi, Director