Form 10-Q
period 2005-04-05
POMEROY IT SOLUTIONS INC
filed 2005-05-16
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2005

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

The number of shares of common stock outstanding as of April 30, 2005 was 12,583,945

                           POMEROY IT SOLUTIONS, INC.

                                 TABLE OF CONTENTS

Part I.     Financial Information

            Item 1.                Financial Statements:                      Page
                                                                              ----

                                   Consolidated Balance Sheets as of April
                                   5, 2005 (Unaudited) and January 5, 2005       3

                                   Consolidated Statements of Income for
                                   the Three Months Ended April 5, 2005
                                   and 2004 (Unaudited)                          5

                                   Consolidated Statements of
                                   Comprehensive Income for the Three            6
                                   Months Ended April 5, 2005 and 2004
                                   (Unaudited)

                                   Consolidated Statements of Cash Flows
                                   for the Three Months Ended April 5, 2005
                                   and 2004 (Unaudited)                          7

                                   Notes to Consolidated Financial
                                   Statements (Unaudited)                        8

                                   Management's Discussion and Analysis of
                                   Financial Condition and Results of
            Item 2.                Operations                                   12

                                   Quantitative and Qualitative Disclosure
            Item 3.                about Market Risk                            17

            Item 4.                Controls and Procedures                      17

Part II.    Other Information                                                   18


            Item 1.                Legal Proceedings                            18

                                   Unregistered Sales of Equity Securities
            Item 2.                and Use of Proceeds                          18

            Item 3.                Defaults Upon Senior Securities              18

                                   Submission of Matters to a Vote of
            Item 4.                Security Holders                             18

            Item 5.                Other Information                            18

            Item 6.                Exhibits                                     18

SIGNATURES                                                                      19

                                 POMEROY IT SOLUTIONS, INC.

                                 CONSOLIDATED BALANCE SHEETS


(in thousands)                                                       April 5,    January 5,
                                                                       2005         2005
                                                                   ------------  -----------
                                                                   (unaudited)
ASSETS

Current Assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $         30  $    13,108
Certificates of deposit . . . . . . . . . . . . . . . . . . . . .         4,576        4,561

Accounts receivable:
    Trade, less allowance of  $2,031 at April 5, 2005 and $1,462
        at January 5, 20053BT . . . . . . . . . . . . . . . . . .       121,773      143,113
    Vendor receivables, less allowance of $100 at
        April 5, 2005 and January 5, 2005 . . . . . . . . . . . .         5,804        5,790
    Net investment in leases. . . . . . . . . . . . . . . . . . .         3,118        3,814
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,905        2,902
                                                                   ------------  -----------
         Total receivables. . . . . . . . . . . . . . . . . . . .       132,600      155,619
                                                                   ------------  -----------

Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,650       17,188
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,858       10,302
                                                                   ------------  -----------
         Total current assets . . . . . . . . . . . . . . . . . .       161,714      200,778
                                                                   ------------  -----------

Equipment and leasehold improvements:
    Furniture, fixtures and equipment . . . . . . . . . . . . . .        30,036       30,113
    Leasehold Improvements. . . . . . . . . . . . . . . . . . . .         6,323        6,187
                                                                   ------------  -----------
         Total. . . . . . . . . . . . . . . . . . . . . . . . . .        36,359       36,300

   Less accumulated depreciation. . . . . . . . . . . . . . . . .        21,626       21,061
                                                                   ------------  -----------
         Net equipment and leasehold improvements . . . . . . . .        14,733       15,239
                                                                   ------------  -----------

Net investment in leases, net of current portion. . . . . . . . .         2,425        1,650
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       109,902      109,913
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . .         3,434        3,702
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         2,753        1,606
                                                                   ------------  -----------
         Total assets . . . . . . . . . . . . . . . . . . . . . .  $    294,961  $   332,888
                                                                   ============  ===========

                 See notes to consolidated financial statements.

                                 POMEROY IT SOLUTIONS, INC.

                                CONSOLIDATED BALANCE SHEETS


(in thousands)                                                     April 5,     January 5,
                                                                     2005          2005
                                                                 ------------  ------------
                                                                 (unaudited)
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of notes payable. . . . . . . . . . . . . . . .  $          -  $       912
Short-term borrowings . . . . . . . . . . . . . . . . . . . . .         1,584       20,153
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .        56,938       72,656
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .         2,898        3,490
Employee compensation and benefits. . . . . . . . . . . . . . .         5,141        8,245
Accrued restructuring and severance charges . . . . . . . . . .         4,914        7,585
Other current liabilities . . . . . . . . . . . . . . . . . . .         5,393        6,778
                                                                 ------------  ------------
       Total current liabilities. . . . . . . . . . . . . . . .        76,868      119,819
                                                                 ------------  ------------

Notes payable, less current portion . . . . . . . . . . . . . .             -          250
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .           375           97
Commitments and contingencies

Equity:
  Preferred stock,  $.01 par value; authorized 2,000 shares
     (no shares issued or outstanding). . . . . . . . . . . . .             -            -
  Common stock, $.01 par value; authorized 20,000 shares
     (13,341 and 13,188 shares issued at April 5, 2005 and
     January 5, 2005, respectively) . . . . . . . . . . . . . .           133          132
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .        87,229       85,231
  Accumulated other comprehensive income (loss) . . . . . . . .            24          (78)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . .       139,078      136,183
                                                                 ------------  ------------
                                                                      226,464      221,468

  Less treasury stock, at cost ( 778 shares at April 5, 2005
     and January 5, 2005) . . . . . . . . . . . . . . . . . . .         8,746        8,746
                                                                 ------------  ------------
       Total equity . . . . . . . . . . . . . . . . . . . . . .       217,718      212,722
                                                                 ------------  ------------
       Total liabilities and equity . . . . . . . . . . . . . .  $    294,961  $   332,888
                                                                 ============  ============

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except earnings per share data)      Three Months Ended
                                                --------------------------
                                                  April 5,      April 5,
                                                    2005          2004
                                                ------------  ------------
                                                (unaudited)   (unaudited)
Net sales and revenues:
 Sales-equipment, supplies and leasing . . . .  $    111,313  $   124,599
 Service . . . . . . . . . . . . . . . . . . .        54,277       30,615
                                                ------------  ------------
    Total net sales and revenues . . . . . . .       165,590      155,214
                                                ------------  ------------

Cost of sales and service:
 Sales-equipment, supplies and leasing . . . .       102,424      114,573
 Service . . . . . . . . . . . . . . . . . . .        37,309       22,272
                                                ------------  ------------
    Total cost of sales and service. . . . . .       139,733      136,845
                                                ------------  ------------

         Gross profit. . . . . . . . . . . . .        25,857       18,369
                                                ------------  ------------

Operating expenses:
   Selling, general and administrative . . . .        18,575       12,967
   Rent expense. . . . . . . . . . . . . . . .           854          768
   Depreciation. . . . . . . . . . . . . . . .         1,073          889
   Amortization. . . . . . . . . . . . . . . .           268           40
                                                ------------  ------------
         Total operating expenses. . . . . . .        20,770       14,664
                                                ------------  ------------

Income from operations . . . . . . . . . . . .         5,087        3,705
                                                ------------  ------------

Other expense (income):
   Interest, net . . . . . . . . . . . . . . .           221          (12)
   Other . . . . . . . . . . . . . . . . . . .             -            2
                                                ------------  ------------
         Total other expense (income). . . . .           221          (10)
                                                ------------  ------------

Income  before income tax. . . . . . . . . . .         4,866        3,715
Income tax expense . . . . . . . . . . . . . .         1,971        1,439
                                                ------------  ------------

Net income . . . . . . . . . . . . . . . . . .  $      2,895  $     2,276
                                                ============  ============

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . . . . . .        12,469       12,231
                                                ============  ============
   Diluted . . . . . . . . . . . . . . . . . .        12,717       12,401
                                                ============  ============

Earnings per common share:
   Basic . . . . . . . . . . . . . . . . . . .  $       0.23  $      0.19
                                                ============  ============
   Diluted . . . . . . . . . . . . . . . . . .  $       0.23  $      0.18
                                                ============  ============

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(in thousands)                                                Three Months Ended
                                                          --------------------------
                                                            April 5,      April 5,
                                                              2005          2004
                                                          ------------  ------------
                                                          (unaudited)   (unaudited)
Net income . . . . . . . . . . . . . . . . . . . . . . .  $      2,895  $      2,276
Other comprehensive income:
    Foreign currency translation adjustment, net of tax.           102             -
                                                          ------------  ------------

Comprehensive income . . . . . . . . . . . . . . . . . .  $      2,997  $      2,276
                                                          ============  ============

                 See notes to consolidated financial statements.

                                POMEROY IT SOLUTIONS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                                     Three Months Ended
                                                               --------------------------
                                                                 April 5,      April 5,
                                                                   2005          2004
                                                               ------------  ------------
                                                               (unaudited)   (unaudited)
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . .  $     2,895   $     2,276
   Adjustments to reconcile net income to net cash
      from operating activities:
   Depreciation . . . . . . . . . . . . . . . . . . . . . . .        1,073           889
   Amortization . . . . . . . . . . . . . . . . . . . . . . .          268            40
   Deferred income taxes. . . . . . . . . . . . . . . . . . .          998           197
   Loss on sale of fixed assets . . . . . . . . . . . . . . .            1             3
   Changes in working capital accounts, net of
      effects of acquisitions:
      Accounts receivable . . . . . . . . . . . . . . . . . .       22,019        14,480
      Inventories . . . . . . . . . . . . . . . . . . . . . .          350        (9,932)
      Prepaids. . . . . . . . . . . . . . . . . . . . . . . .        1,723           225
      Net investment in leases. . . . . . . . . . . . . . . .          226          (281)
      Accounts payable. . . . . . . . . . . . . . . . . . . .      (15,718)          564
      Deferred revenue. . . . . . . . . . . . . . . . . . . .         (592)         (906)
      Income tax payable. . . . . . . . . . . . . . . . . . .         (322)          363
      Employee compensation and benefits. . . . . . . . . . .       (3,104)        1,345
      Other, net. . . . . . . . . . . . . . . . . . . . . . .       (4,823)          201
                                                               ------------  ------------
   Net operating activities . . . . . . . . . . . . . . . . .        4,994         9,464
                                                               ------------  ------------
Cash flows from investing activities:
   Capital expenditures . . . . . . . . . . . . . . . . . . .         (386)         (251)
   Proceeds from sale of fixed assets . . . . . . . . . . . .            6             -
   Purchases of certificates of deposit . . . . . . . . . . .          (15)       (1,506)
   Acquisition of businesses, net of
      cash acquired . . . . . . . . . . . . . . . . . . . . .         (547)         (438)
                                                               ------------  ------------
   Net investing activities . . . . . . . . . . . . . . . . .         (942)       (2,195)
                                                               ------------  ------------
Cash flows from financing activities:
   Payments of notes payable. . . . . . . . . . . . . . . . .         (662)         (662)
   Proceeds from exercise of stock options
     and related tax benefit. . . . . . . . . . . . . . . . .        1,999           320
   Payments of short-term borrowings. . . . . . . . . . . . .      (18,569)            -
                                                               ------------  ------------
   Net financing activities . . . . . . . . . . . . . . . . .      (17,232)         (342)
                                                               ------------  ------------
Effect of exchange rate changes on cash and cash equivalents.          102             -
                                                               ------------  ------------
Change in cash and cash equivalents . . . . . . . . . . . . .      (13,078)        6,927

Cash and cash equivalents:
   Beginning of period. . . . . . . . . . . . . . . . . . . .       13,108        37,183
                                                               ------------  ------------
   End of period. . . . . . . . . . . . . . . . . . . . . . .  $        30   $    44,110
                                                               ============  ============

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended January 5, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the three-month period ended April 5, 2005 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2006.

2.   Recent  Accounting  Pronouncements

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

     In  December  2004,  the  FASB  issued  SFAS  No.  123  (revised  2004),
     "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period of an entity's first fiscal year beginning after June 15, 2005, with early adoption encouraged. The Company expects to adopt SFAS No. 123R effective January 6, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

     SFAS No. 123R will apply to awards granted or modified by the Company after January 5, 2006. Compensation cost will also be recorded for prior option grants that vest after that date. The effect of adopting SFAS 123 on the Company's consolidated results of operations will depend on the level of future option grants and the fair value of the options granted at such future dates, as well as the vesting periods provided by such awards and, therefore, cannot currently be estimated. We are evaluating the requirements of SFAS 123R and have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

3.   Cash  and  Short-Term  Borrowings

     The Company has a $165.0 million Syndicated Credit Facility Agreement with GE Commercial Distribution Finance. The credit facility has a three-year term and its components include a maximum of $75.0 million for inventory financing as described above and a revolver, collateralized primarily by accounts receivable, of up to $110.0 million. The credit facility also provides a letter of credit facility of $5.0 million. Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid. This credit facility expires June 28, 2007.

     The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as payment towards balances outstanding under the Company's credit facility. As of April 5, 2005, the Company had an outstanding balance under the Company's credit facility of $1.6 million. As of January 5, 2005, the Company had an outstanding balance under the Company's credit facility of $20.2 million.

     Under the terms of the credit facility, Pomeroy is subject to various financial covenants including maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a maximum ratio of total funded indebtedness to EBITDA. As of April 5, 2005, Pomeroy was in compliance with those financial covenants.


4.   Stock-Based  Compensation

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

     Had compensation cost for the Company's stock option plans been determined based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, as amended by SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per                       Three Months Ended April 5,
share amounts)                                    2005            2004
                                              -------------  ---------------
Net income - as reported                      $       2,895  $         2,276
Stock-based compensation expense-net of tax           1,092              539
                                              -------------  ---------------
Net income - pro forma                        $       1,803  $         1,737
                                              =============  ===============
Net income per common share - as reported
   Basic                                      $        0.23  $          0.19
                                              =============  ===============
   Diluted                                    $        0.23  $          0.18
                                              =============  ===============
Net income per common share - pro forma
   Basic                                      $        0.14  $          0.14
                                              =============  ===============
   Diluted                                    $        0.14  $          0.14
                                              =============  ===============

5.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                                   Three Months Ended April 5,
                    ----------------------------------------------------------------
                              2005                            2004
                    -----------------------------  ---------------------------------
                                     Per Share                          Per Share
                       Shares         Amount            Shares            Amount
                    ------------  ---------------  ---------------  ----------------
Basic EPS                 12,469  $          0.23           12,231  $          0.19
Effect of dilutive
  stock options              248                -              170             0.01)
                    ------------  ---------------  ---------------  ----------------
Diluted EPS               12,717  $          0.23           12,401  $          0.18
                    ============  ===============  ===============  ================


6.   Goodwill  and  Long-Lived  Assets

     Intangible assets with definite lives are amortized using straight-line and accelerated methods over their estimated useful lives. The following table provides a summary of the Company's intangible assets with definite lives as of April 5, 2005 and January 5, 2005:

(in thousands)                    Gross                      Net       Gross                      Net
                                Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                                 Amount    Amortization    Amount     Amount    Amortization    Amount
                                4/5/2005     4/5/2005     4/5/2005   1/5/2005     1/5/2005     1/5/2005
                                -----------------------------------  -----------------------------------
Amortized intangible assets:
  Covenants not-to-compete      $   2,024  $       1,805  $     219  $   2,024  $       1,769  $     255
  Customer lists                    2,877            748      2,129      2,877            559      2,318
  Other Intangibles                 1,200            114      1,086      1,200             71      1,129
                                ---------  -------------  ---------  ---------  -------------  ---------
  Total amortized intangibles   $   6,101  $       2,667  $   3,434  $   6,101  $       2,399  $   3,702
                                =========  =============  =========  =========  =============  =========

     Amortized intangible assets are being amortized over periods ranging from 1 to 15 years for covenants not-to-compete, 7 to 15 years for customer lists and 7 years for other intangibles. For the quarter ended April 5, 2005, amortization expense related to intangible assets was $268 thousand. For the quarter ended April 5, 2004, amortization expense related to intangible assets was $40 thousand.

     Projected future amortization expense related to intangible assets with definite lives are as follows:

(in thousands)
Fiscal Years:
2005            $  496  April 6, 2005 - January 5, 2006
2006               543
2007               504
2008               461
2009               421
2010 +           1,009
                ------
Total           $3,434
                ======


     The change in the net carrying amount of goodwill for the three months ended April 5, 2005 by segment are as follows:

(in thousands)                                Products   Services    Consolidated
                                             ----------  ---------  --------------
Net carrying amount as of 1/5/05             $  36,060   $  73,853  $     109,913
Net goodwill recorded during first quarter         (54)         43            (11)
                                             ----------  ---------  --------------
Net carrying amount as of 4/5/05             $  36,006   $  73,896  $     109,902
                                             ==========  =========  ==============


7.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                                       Three Months Ended April 5,
                                     -------------------------------
                                          2005            2004
                                     --------------  ---------------
Interest paid                        $         286   $            88
                                     ==============  ===============
Income taxes paid                    $         527   $           978
                                     ==============  ===============
Adjustments to purchase price
 of acquisition assets and goodwill  $        (558)  $            92
                                     ==============  ===============

Business combinations accounted for
as purchases:
  Assets acquired                    $         547   $           438
  Liabilities assumed                            -                 -
                                     -------------------------------
  Net cash paid                      $         547   $           438
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

9.   Segment  Information

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                         Three Months Ended April 5, 2005
                               ------------------------------------------------------
                                Products      Services      Leasing     Consolidated
                               -----------  ------------  ------------  -------------
Revenues                       $   111,285  $     54,277  $         28  $     165,590
Income from operations               1,748         3,320            19          5,087
Total assets                       171,122       117,523         6,316        294,961
Capital expenditures                   133           253             -            386
Depreciation and amortization          362           979             -          1,341

                                         Three Months Ended April 5, 2004
                               ------------------------------------------------------
                                Products      Services      Leasing     Consolidated
                               -----------  ------------  ------------  -------------
Revenues                       $   124,586  $     30,615  $         13  $     155,214
Income from operations               1,533         2,171             1          3,705
Total assets                       173,475        91,665         7,745        272,885
Capital expenditures                   137           114             -            251
Depreciation and amortization          505           423             1            929

10.  Reclassifications

     Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

11.  Restructuring  and  Severance  Charges

     During the third quarter of 2004, in connection with certain strategic initiatives, the Company recorded restructuring and severance charges aggregating $1.0 million. The restructuring and severance charge was associated with legacy Pomeroy costs of facilities and processes that have or will become duplicative or redundant as Alternative Resources Corporation ("ARC") operations are integrated into the Company. These costs consisted of facility closing and involuntary employee reduction severance costs of $576 thousand and $400 thousand, respectively. These costs were accounted for under FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," and were included as a charge to the results of operations for the three and nine-month periods ended October 5, 2004.
     Going forward, any changes to the estimates of executing the currently approved plans of restructuring will be reflected in current results of operations.

     The Company also recorded during the third quarter of 2004 a non-recurring, one-time charge for severance in the amount of $1.447 million related to the resignation of founder and former CEO David B. Pomeroy II. Mr. Pomeroy will continue to serve as Chairman of the Board and as a consultant.

     As of April 5, 2005, the restructuring and severance charge accrual consisted of the following:

                          Total Initial    Cash       Accrued balance at
(in thousands)            Accrual          payments   April 5, 2005
                          -----------------------------------------------
Severance                 $        1,847  $  (1,637)  $               210
Facility consolidations              576       (295)                  281
                          -----------------------------------------------
                          $        2,423  $  (1,932)  $               491
                          ===============================================


     Also, the Company's management recorded a restructuring charge liability in connection with the ARC acquisition to eliminate certain duplicative activities and reduced facility requirements. As a result, approximately $6.4 million of costs were recorded as part of the liabilities assumed in the ARC acquisition in July 2004. The restructuring charge consisted of costs of vacating duplicative leased facilities of ARC and severance costs associated with exiting activities. These costs are accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire ARC. Changes to the estimates of executing the currently approved plans of restructuring through July 23, 2005 will be recorded as an increase or decrease in goodwill with any increases in estimates thereafter charged to operations.

                          Total Initial    Cash       Liability balance at
(in thousands)            Liability        payments   April 5, 2005
                          -------------------------------------------------
Severance                 $        2,682  $  (1,786)  $                 896
Facility consolidations            3,715       (410)                  3,305
                          -------------------------------------------------
                          $        6,397  $  (2,196)  $               4,201
                          =================================================


     Additionally, as part of the acquisition of ARC, the Company acquired the remaining obligations of ARC's existing restructuring plans, which were initially recorded by ARC in fiscal 2003 and fiscal 2002. The total obligations assumed in connection with these restructuring plans was $2.1 million at July 23, 2004.

     As of April 5, 2005, the balance of the ARC fiscal 2003 and fiscal 2002 accrued restructuring costs recorded consisted of the following:

(in thousands)

Fiscal 2003 Restructuring Charge
                                   Total Accrual as   Cash        Balance at April
                                   of 7/23/04         payments    5, 2005
                                   --------------------------------------------------
Severance                          $             647  $    (642)  $                 5
                                   --------------------------------------------------
                                   $             647  $    (642)  $                 5
                                   ==================================================

Fiscal 2002 Restructuring Charge
                                   Total Accrual as   Cash        Balance at April
                                   of 7/23/04         payments    5, 2005
                                   --------------------------------------------------
Facility consolidations            $             756  $    (573)  $               183
Other charges                                    696       (662)                   34
                                   --------------------------------------------------
                                   $           1,452  $  (1,235)  $               217
                                   ==================================================

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

RESULTS  OF  OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of income expressed as a percentage of net sales and revenues:

                                          Percentage of Net Sales and Revenues
Financial Results                             Three months ended April 5,
-------------------------------------  --------------------  ------------------
                                                2005                 2004
                                       --------------------  ------------------
Net sales and revenues:
  Equipment, supplies and leasing                     67.2%               80.3%
  Service                                             32.8%               19.7%
                                       --------------------  ------------------
  Total net sales and revenues                       100.0%              100.0%
                                       ====================  ==================

Cost of sales and servce:
  Equipment, supplies and leasing                     61.9%               73.8%
  Service                                             22.5%               14.3%
                                       --------------------  ------------------
    Total cost of sales and service                   84.4%               88.1%
                                       ====================  ==================

Gross profit:
  Equipment, supplies and leasing                      5.3%                6.5%
  Service                                             10.3%                5.4%
                                       --------------------  ------------------
    Total gross profit                                15.6%               11.9%
                                       ====================  ==================

Operating expenses:
  Selling, general and administrative                 11.2%                8.4%
  Rent                                                 0.5%                0.5%
  Depreciation                                         0.6%                0.6%
  Amortization                                         0.2%                0.0%
                                       --------------------  ------------------
    Total operating expenses                          12.5%                9.5%
                                       ====================  ==================

Income from operations                                 3.1%                2.4%

                                       --------------------  ------------------
Net other expense                                      0.1%                0.0%
                                       ====================  ==================

Income before income tax                               3.0%                2.4%
Income tax expense                                     1.2%                0.9%
                                       --------------------  ------------------
Net income                                             1.8%                1.5%
                                       ====================  ==================

                           POMEROY IT SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues increased $10.4 million, or 6.7%, to $165.6 million in the first quarter of fiscal 2005 from $155.2 million in the first quarter of fiscal 2004. Products and leasing sales decreased $13.3 million, or 10.7%, to $111.3 million in the first quarter of fiscal 2005 from $124.6 million in the first quarter of fiscal 2004. This decrease is due to the pace of IT spending in the latter portion of our fiscal quarter whereby multiple projects were slowed or delayed. Service revenues increased $23.7 million, or 77.3%, to $54.3 million in the first quarter of fiscal 2005 from $30.6 million in the first quarter of fiscal year 2004. This increase is due to the acquisition of Alternative Resources Corporation ("ARC") on July 23, 2004.

GROSS PROFIT. Gross profit increased $7.5 million, or 40.8%, to $25.9 million in the first quarter of fiscal 2005 from $18.4 million in the first quarter of fiscal 2004. The increase resulted primarily from the increase in service revenues as a percentage of total revenues and the increase in service gross margin as a percentage of total gross margins due to the acquisition of Alternative Resources Corporation. Gross profit, as a percentage of revenue, increased to 15.6% in the first quarter of fiscal 2005 as compared to 11.9% in the first quarter of fiscal 2004. This increase in gross margin resulted primarily from the increase in service margins, increase in service revenues as a percentage of total revenues and the increase in service gross margin as a percentage of total gross margin. On a forward looking basis, the Company expects to be aggressive in product and service pricing in order to increase market share, which could have an unfavorable impact on overall gross margin. Additionally, the Company expects to continue increasing the breadth and depth of its service offerings, which will have a continued impact on service gross margin. Factors that may have an impact on gross margin in the future include the continued changes in hardware margins, changes in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and the Company's decision to aggressively price certain products and services.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 11.7% in the first quarter of fiscal 2005 from 8.9% in the first quarter of fiscal 2004. Total operating expenses expressed as a percentage of total net sales and revenues increased to 12.5% in the first quarter of fiscal 2005 from 9.5% in the first quarter of fiscal 2004. The increases are primarily the result of the acquisition of Alternative Resources Corporation.

INCOME FROM OPERATIONS. Income from operations increased $1.4 million, or 37.3%, to $5.1 million in the first quarter of fiscal 2005 from $3.7 million in the first quarter of fiscal 2004. The Company's operating margin increased to 3.0% in the first quarter of fiscal 2005 as compared to 2.4% in the first quarter of fiscal 2004. This increase is primarily due to higher net sales and revenues and increase in gross margin offset by the increase in operating expenses.

INTEREST INCOME/EXPENSE. Net interest expense was $0.2 million during first quarter of fiscal 2005 as compared to net interest income of $0.012 million during first quarter of fiscal 2004. This increase in net interest expense was a result of increased borrowings under our credit facility relating to the ARC acquisition and lower interest rates on invested funds.

INCOME TAXES. The Company's effective tax rate was 40.5% in the first quarter of fiscal 2005 compared to 38.7% in the first quarter of fiscal 2004. This increase was principally related to the increase in state and local income taxes.

NET INCOME. Net income increased $0.6 million, or 27.2%, to $2.9 million in the first three months of fiscal 2005 from $2.3 million in the first three months of fiscal 2004 due to the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $5.0 million in the first three months of fiscal 2005. Cash used in investing activities was $0.9 million, which included $0.5 million for prior year acquisitions and $0.4 million for capital expenditures. Cash used in financing activities was $17.2 million, which included $18.5 million for repayment of short-term borrowings and $0.7 million for payments of notes payable offset by $2.0 million of proceeds from exercise of stock options.

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At April 5, 2005, these lines of credit totaled $85.0 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $10.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average interest rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company has a $165.0 million Syndicated Credit Facility Agreement with GECDF. The credit facility has a three-year term and its components include a maximum of $75.0 million for inventory financing as described above and a revolving line of credit, collateralized primarily by accounts receivable, of up to $110.0 million; provided that the total amount outstanding at any time under the inventory financing facility and the revolving line of credit may not exceed $165.0 million. The credit facility also provides a letter of credit facility of $5.0 million. The interest rate under the credit facility is based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. As of April 5, 2005 the adjusted LIBOR rate was 4.87%. This credit facility expires June 28, 2007.

As of April 5, 2005, the Company had an outstanding balance under the Company's credit facility of $1.6 million. As of January 5, 2005, the Company had an outstanding balance under the Company's credit facility of $20.2 million. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, Pomeroy is subject to various financial covenants. Currently, Pomeroy is not in violation of any financial covenants.

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

On October 11, 2004, the Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock. This stock redemption program was approved to remain in place and in full force/effect for a period of one year.


OFF-BALANCE  SHEET  ARRANGEMENTS  AND  CONTRACTUAL  OBLIGATIONS

Aggregated information about the Company's contractual obligations as of April 5, 2005 are presented in the following table:

(in thousands)                             Payments due by period
                          -------------------------------------------------------
                                   LESS THAN                           MORE THAN
CONTRACTUAL OBLIGATIONS    TOTAL     1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
---------------------------------------------------------------------------------
Operating leases          $16,330  $    5,121  $    6,411  $    4,281  $      517
Floor plan notes payable   13,889      13,889           -           -           -
Short-term borrowings       1,584       1,584           -           -           -
                          -------------------------------------------------------
Total contractual cash
obligations               $31,803  $   20,594  $    6,411  $    4,281  $      517
                          =======================================================

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

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate risk primarily through its credit facility with GECDF. Due to the Company's current cash position, the Company did not experience a material impact from interest rate risk for the first quarter of fiscal 2005.

Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

ITEM 4-CONTROLS AND PROCEDURES

Evaluation  of  Disclosure  Controls  and  Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, the Company's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As more fully described in Item 9A of the Company's Annual Report on Form 10-K/A for the year ended January 5, 2005, the Company reported that it identified material weaknesses in its internal control over financial reporting related to
(1) the accuracy of service billing calculations and revenue recognition related to service activity, and (2) appropriately applying generally accepted accounting principles ensuring the adequacy and completeness of disclosures in the consolidated financial statements as of January 5, 2005. As a result, the Company's management, including its Chief Executive Officer and Chief Financial Officer, concluded that as of January 5, 2005, the Company's disclosure controls and procedures were not effective at a reasonable level of assurance, based on the evaluation of these controls and procedures required by Exchange Act Rules 13(a)-15(e) or 15(d)-15(e).

Changes  in  Internal  Control  Over  Financial  Reporting

Pomeroy IT Solutions, Inc. acquired Alternative Resources Corporation ("ARC") in July of 2004. As previously disclosed in the Company's Form 10-K/A for the year ended January 5, 2005, ARC, whose core competency was the staffing of technical resources for customers, was excluded from management's assessment of internal control over financial reporting. During the three-month period ended April 5, 2005, the integration of the two companies was substantially completed. This integration involved implementing Recruitmax, a packaged resource management job order application, and interfacing it with Pomeroy's financial and payroll legacy systems. The completion of this implementation and its integration with other Pomeroy systems paved the way for the full integration of the combined companies' business processes. All financial transactions and financial reporting for the Company are currently maintained in Pomeroy's legacy systems.

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

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 11, 2004, the Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock. This stock redemption program was approved to remain in place and in full force/effect for a period of one year.

                             Issuer Purchases of Equity Securities


                                                       (c) Total number of  (d) Maximum number
                                      (b) Average      shares purchased     of shares that may
                 (a) Total number of  price paid per   as part of publicly  yet be purchased
Period            shares purchased    share            announced plan       under the plan
1/6/05 - 2/5/05                    -  $             -                    -             100,000
2/6/05 - 3/5/05                    -                -                    -             100,000
3/6/05 - 4/5/05                    -                -                    -             100,000

                 -----------------------------------------------------------------------------
Total                              -  $             -                    -             100,000
                 =============================================================================

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

ITEM 3-DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . .   None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .   None

ITEM 5-OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .   None

ITEM 6-EXHIBITS

(a)     Exhibits

     10 (iii)  Material Employee Benefit and Other Agreements
               (j)(10) Amended and restated employment agreement by and between Pomeroy IT Solutions, Inc. and Michael E. Rohrkemper, dated March 7, 2005.
     31.1      Section 302 CEO Certification

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

                                               POMEROY IT SOLUTIONS, INC.
                                               --------------------------
                                                             (Registrant)

Date: May 16, 2005                                 By: /s/ Michael E. Rohrkemper
                                                      --------------------------
                                                   Michael E. Rohrkemper
                                                   Chief Financial Officer
                                                   and Chief Accounting
                                                   Officer