Form 10-Q/A
period 2005-04-05
POMEROY IT SOLUTIONS INC
filed 2005-06-21
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)


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

                            POMEROY IT SOLUTIONS, INC.

                                 TABLE OF CONTENTS


Part I.     Financial Information

            Item 1.                Financial Statements:                      Page
                                                                              ----
                                   Consolidated Balance Sheets as of April       2
                                   5, 2005 (Unaudited) and January 5, 2005

                                   Consolidated Statements of Income for
                                   the Three Months Ended April 5, 2005          4
                                   and 2004 (Unaudited)

                                   Consolidated Statements of
                                   Comprehensive Income for the Three            5
                                   Months Ended April 5, 2005 and 2004
                                   (Unaudited)

                                   Consolidated Statements of Cash Flows
                                   for the Three Months Ended April 5, 2005
                                   and 2004 (Unaudited)                          6

                                   Notes to Consolidated Financial               7
                                   Statements (Unaudited)

            Item 2.                Management's Discussion and Analysis of      14
                                   Financial Condition and Results of
                                   Operations

            Item 3.                Quantitative and Qualitative Disclosure      19
                                   about Market Risk

            Item 4.                Controls and Procedures                      19

Part II.    Other Information


            Item 1.                Legal Proceedings                            20

            Item 2.                Unregistered Sales of Equity Securities
                                   and Use of Proceeds                          20

            Item 3.                Defaults Upon Senior Securities              20

                                   Submission of Matters to a Vote of
            Item 4.                Security Holders                             20

            Item 5.                Other Information                            20

            Item 6.                Exhibits                                     20

SIGNATURES                                                                      21

                                EXPLANATORY NOTE

     This Form 10-Q/A (Amendment No. 1) for the quarter ended April 5, 2005 is being filed to restate the consolidated financial statements of the Company, resulting from accounting errors in which payroll and subcontractor costs were under-accrued as of April 5, 2005. As a result, cost of sales and service and selling, general and administrative expenses were understated by $1.421 million and $503 thousand, respectively, for the three months ended April 5, 2005, resulting in a decrease in service gross margins from 31.3%, as initially reported, to 28.6% and a decrease in earnings per share on a fully diluted basis from $.23 to $.14. The Company records employee and subcontractor expenses related to the provision of services as cost of sales and service and other employee and subcontractor expenses as selling, general and administrative expenses.


     The errors were identified by management in connection with the review of the Company's financial accounting systems subsequent to the release of the first quarter financial results. The under-accrual error relating to payroll expenses occurred in connection with the final conversion, during the first quarter of 2005, of Alternative Resources Corporation ("ARC") payroll practices to the Company's payroll systems as part of completing the integration of the Company's merger with ARC. The conversion and integration process involved changing certain employees' payroll payments from a bi-weekly to a weekly basis and the under-accrual resulted from an error in the accrual formula. In addition, the processing of certain subcontractor expenses was not completed on a timely basis as a result of the relocation of that processing function, during the first quarter of 2005, from the former ARC headquarters to Pomeroy's headquarters.

     The restatement affects disclosures and tabular amounts in Part I Item 1, Financial Statements; Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Item 4, Controls and Procedures.

                                    POMEROY IT SOLUTIONS, INC.
                                   CONSOLIDATED BALANCE SHEETS

(in thousands)                                                       April 5,    January 5,
                                                                       2005         2005
                                                                   ------------  -----------
                                                                   (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $         30  $    13,108
Certificates of deposit . . . . . . . . . . . . . . . . . . . . .         4,576        4,561

Accounts receivable:
    Trade, less allowance of  $2,031 at April 5, 2005 and $1,462
        at January 5, 2005. . . . . . . . . . . . . . . . . . . .       121,773      143,113
    Vendor receivables, less allowance of $100 at
        April 5, 2005 and January 5, 2005 . . . . . . . . . . . .         5,804        5,790
    Net investment in leases. . . . . . . . . . . . . . . . . . .         3,118        3,814
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,905        2,902
                                                                   ------------  -----------
         Total receivables. . . . . . . . . . . . . . . . . . . .       132,600      155,619
                                                                   ------------  -----------

Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,650       17,188
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,858       10,302
                                                                   ------------  -----------
         Total current assets . . . . . . . . . . . . . . . . . .       161,714      200,778
                                                                   ------------  -----------

Equipment and leasehold improvements:
   Furniture, fixtures and equipment. . . . . . . . . . . . . . .        30,036       30,113
   Leasehold Improvements . . . . . . . . . . . . . . . . . . . .         6,323        6,187
                                                                   ------------  -----------
         Total. . . . . . . . . . . . . . . . . . . . . . . . . .        36,359       36,300

   Less accumulated depreciation. . . . . . . . . . . . . . . . .        21,626       21,061
                                                                   ------------  -----------
         Net equipment and leasehold improvements . . . . . . . .        14,733       15,239
                                                                   ------------  -----------

Net investment in leases, net of current portion. . . . . . . . .         2,425        1,650
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       109,902      109,913
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . .         3,434        3,702
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         2,753        1,606
                                                                   ------------  -----------
         Total assets . . . . . . . . . . . . . . . . . . . . . .  $    294,961  $   332,888
                                                                   ============  ===========

                 See notes to consolidated financial statements.

                                POMEROY IT SOLUTIONS, INC.
                               CONSOLIDATED BALANCE SHEETS

(in thousands)                                                    April 5,    January 5,
                                                                    2005         2005
                                                                 ----------  ------------
                                                            (Restated-Unaudited)
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of notes payable. . . . . . . . . . . . . . . .  $        -  $       912
Short-term borrowings . . . . . . . . . . . . . . . . . . . . .       1,584       20,153
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .      56,938       72,656
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .       2,898        3,490
Employee compensation and benefits. . . . . . . . . . . . . . .       6,742        8,245
Accrued restructuring and severance charges . . . . . . . . . .       4,914        7,585
Other current liabilities . . . . . . . . . . . . . . . . . . .       4,937        6,778
                                                                 ----------  ------------
       Total current liabilities. . . . . . . . . . . . . . . .      78,013      119,819
                                                                 ----------  ------------

Notes payable, less current portion . . . . . . . . . . . . . .           -          250
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .         375           97
Commitments and contingencies

Equity:
   Preferred stock,  $.01 par value; authorized 2,000 shares
      (no shares issued or outstanding) . . . . . . . . . . . .           -            -
   Common stock, $.01 par value; authorized 20,000 shares
      (13,341 and 13,188 shares issued at April 5, 2005 and
      January 5, 2005, respectively). . . . . . . . . . . . . .         133          132
   Paid-in capital. . . . . . . . . . . . . . . . . . . . . . .      87,229       85,231
   Accumulated other comprehensive income (loss). . . . . . . .          24          (78)
   Retained earnings. . . . . . . . . . . . . . . . . . . . . .     137,933      136,183
                                                                 ----------  ------------
                                                                    225,319      221,468
    Less treasury stock, at cost ( 778 shares at April 5, 2005
     and January 5, 2005) . . . . . . . . . . . . . . . . . . .       8,746        8,746
                                                                 ----------  ------------
         Total equity . . . . . . . . . . . . . . . . . . . . .     216,573      212,722
                                                                 ----------  ------------
         Total liabilities and equity . . . . . . . . . . . . .  $  294,961  $   332,888
                                                                 ==========  ============

                 See notes to consolidated financial statements.

                       POMEROY IT SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)

(in thousands, except earnings per share data)     Three Months Ended
                                                ------------------------
                                                 April 5,     April 5,
                                                   2005         2004
                                                -----------  -----------
                                                (Restated)

Net sales and revenues:
 Sales-equipment, supplies and leasing . . . .  $   111,313  $  124,599
 Service . . . . . . . . . . . . . . . . . . .       54,277      30,615
                                                -----------  -----------
    Total net sales and revenues . . . . . . .      165,590     155,214
                                                -----------  -----------

Cost of sales and service:
 Sales-equipment, supplies and leasing . . . .      102,424     114,573
 Service . . . . . . . . . . . . . . . . . . .       38,730      22,272
                                                -----------  -----------
    Total cost of sales and service. . . . . .      141,154     136,845
                                                -----------  -----------

       Gross profit. . . . . . . . . . . . . .       24,436      18,369
                                                -----------  -----------

Operating expenses:
   Selling, general and administrative . . . .       19,078      12,967
   Rent expense. . . . . . . . . . . . . . . .          854         768
   Depreciation. . . . . . . . . . . . . . . .        1,073         889
   Amortization. . . . . . . . . . . . . . . .          268          40
                                                -----------  -----------
       Total operating expenses. . . . . . . .       21,273      14,664
                                                -----------  -----------

Income from operations . . . . . . . . . . . .        3,163       3,705
                                                -----------  -----------

Other expense (income):
   Interest, net . . . . . . . . . . . . . . .          221         (12)
   Other . . . . . . . . . . . . . . . . . . .            -           2
                                                -----------  -----------
       Total other expense (income). . . . . .          221         (10)
                                                -----------  -----------

Income  before income tax. . . . . . . . . . .        2,942       3,715
Income tax expense . . . . . . . . . . . . . .        1,192       1,439
                                                -----------  -----------

Net income . . . . . . . . . . . . . . . . . .  $     1,750  $    2,276
                                                ===========  ===========

Weighted average shares outstanding:
   Basic . . . . . . . . . . . . . . . . . . .       12,469      12,231
                                                ===========  ===========
   Diluted . . . . . . . . . . . . . . . . . .       12,717      12,401
                                                ===========  ===========

Earnings per common share:
   Basic . . . . . . . . . . . . . . . . . . .  $      0.14  $     0.19
                                                ===========  ===========
   Diluted . . . . . . . . . . . . . . . . . .  $      0.14  $     0.18
                                                ===========  ===========

              See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

(in thousands)                                               Three Months Ended
                                                          -----------------------
                                                           April 5,     April 5,
                                                             2005         2004
                                                          -----------  ----------
                                                          (Restated)

Net income . . . . . . . . . . . . . . . . . . . . . . .  $     1,750  $    2,276
Other comprehensive income:
   Foreign currency translation adjustment, net of tax .          102           -
                                                          -----------  ----------

Comprehensive income . . . . . . . . . . . . . . . . . .  $     1,852  $    2,276
                                                          ===========  ==========

              See notes to consolidated financial statements.

                               POMEROY IT SOLUTIONS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

(in thousands)                                                    Three Months Ended
                                                               ------------------------
                                                                April 5,     April 5,
                                                                  2005         2004
                                                               -----------  -----------
                                                               (Restated)
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . .  $    1,750   $    2,276
   Adjustments to reconcile net income to net cash
      from operating activities:
   Depreciation . . . . . . . . . . . . . . . . . . . . . . .       1,073          889
   Amortization . . . . . . . . . . . . . . . . . . . . . . .         268           40
   Deferred income taxes. . . . . . . . . . . . . . . . . . .         998          197
   Loss on sale of fixed assets . . . . . . . . . . . . . . .           1            3
   Changes in working capital accounts, net of
      effects of acquisitions:
      Accounts receivable . . . . . . . . . . . . . . . . . .      22,019       14,480
      Inventories . . . . . . . . . . . . . . . . . . . . . .         350       (9,932)
      Prepaids. . . . . . . . . . . . . . . . . . . . . . . .       1,723          225
      Net investment in leases. . . . . . . . . . . . . . . .         226         (281)
      Accounts payable. . . . . . . . . . . . . . . . . . . .     (15,718)         564
      Deferred revenue. . . . . . . . . . . . . . . . . . . .        (592)        (906)
      Income tax payable. . . . . . . . . . . . . . . . . . .      (1,101)         363
      Employee compensation and benefits. . . . . . . . . . .      (1,503)       1,345
      Other, net. . . . . . . . . . . . . . . . . . . . . . .      (4,500)         201
                                                               -----------  -----------
   Net operating activities . . . . . . . . . . . . . . . . .       4,994        9,464
                                                               -----------  -----------
Cash flows from investing activities:
   Capital expenditures . . . . . . . . . . . . . . . . . . .        (386)        (251)
   Proceeds from sale of fixed assets . . . . . . . . . . . .           6            -
   Purchases of certificates of deposit . . . . . . . . . . .         (15)      (1,506)
   Acquisition of businesses, net of
      cash acquired . . . . . . . . . . . . . . . . . . . . .        (547)        (438)
                                                               -----------  -----------
   Net investing activities . . . . . . . . . . . . . . . . .        (942)      (2,195)
                                                               -----------  -----------
Cash flows from financing activities:
   Payments of notes payable. . . . . . . . . . . . . . . . .        (662)        (662)
   Proceeds from exercise of stock options
     and related tax benefit. . . . . . . . . . . . . . . . .       1,999          320
   Payments of short-term borrowings. . . . . . . . . . . . .     (18,569)           -
                                                               -----------  -----------
   Net financing activities . . . . . . . . . . . . . . . . .     (17,232)        (342)
                                                               -----------  -----------
Effect of exchange rate changes on cash and cash equivalents.         102            -
                                                               -----------  -----------
Change in cash and cash equivalents . . . . . . . . . . . . .     (13,078)       6,927
Cash and cash equivalents:
   Beginning of period. . . . . . . . . . . . . . . . . . . .      13,108       37,183
                                                               -----------  -----------
   End of period. . . . . . . . . . . . . . . . . . . . . . .  $       30   $   44,110
                                                               ===========  ===========

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

     Had compensation cost for the Company's stock option plans been determined based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, as amended by SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per                        Three Months Ended April 5,
share amounts)                                      2005             2004
                                              ----------------  --------------
                                                 (Restated)
Net income - as reported                      $          1,750  $        2,276
Stock-based compensation expense-net of tax              1,092             539
                                              ----------------  --------------
Net income - pro forma                        $            658  $        1,737
                                              ================  ==============
Net income per common share - as reported
  Basic                                       $           0.14  $         0.19
                                              ================  ==============
  Diluted                                     $           0.14  $         0.18
                                              ================  ==============
Net income per common share - pro forma
  Basic                                       $           0.05  $         0.14
                                              ================  ==============
  Diluted                                     $           0.05  $         0.14
                                              ================  ==============

5.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                                  Three Months Ended April 5,
                    --------------------------------------------------------
                            2005                            2004
                    -------------------------       -------------------------
                                   Per Share                       Per Share
                    Shares          Amount          Shares          Amount
                    ------        -----------       ------        -----------
                                  (Restated)
Basic EPS           12,469        $      0.14       12,231        $     0.19
Effect of dilutive
  stock options        248                  -          170             (0.01)
                    ------        -----------       ------        -----------
Diluted EPS         12,717        $      0.14       12,401        $     0.18
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

     Projected future amortization expense related to intangible assets with definite lives are as follows:

(in thousands)
Fiscal Years:
2005            $   496    April 6, 2005 - January 5, 2006
2006                543
2007                504
2008                461
2009                421
2010 +            1,009
                -------
       Total    $ 3,434
                =======

     The change in the net carrying amount of goodwill for the three months ended April 5, 2005 by segment are as follows:

(in thousands)                                Products   Services    Consolidated
                                             ----------  ---------  --------------
Net carrying amount as of 1/5/05             $  36,060   $  73,853  $     109,913
Net goodwill recorded during first quarter         (54)         43            (11)
                                             ----------  ---------  --------------
Net carrying amount as of 4/5/05             $  36,006   $  73,896  $     109,902
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
                                     ==============  ===============
Adjustments to purchase price
 of acquisition assets and goodwill  $        (558)  $            92
                                     ==============  ===============

Business combinations accounted for
as purchases:
  Assets acquired                    $         547   $           438
  Liabilities assumed                            -                 -
                                     --------------  ---------------
  Net cash paid                      $         547   $           438
                                     ==============  ===============

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

9.   Segment  Information

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                     Three Months Ended April 5, 2005
                                                (Restated)
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 111,285  $  54,277  $     28  $     165,590
Income from operations             1,512      1,632        19          3,163
Total assets                     172,120    116,525     6,316        294,961
Capital expenditures                 140        246         -            386
Depreciation and amortization        383        958         -          1,341

                                     Three Months Ended April 5, 2004
                               ---------------------------------------------
                               Products   Services   Leasing   Consolidated
                               ---------  ---------  --------  -------------
Revenues                       $ 124,586  $  30,615  $     13  $     155,214
Income from operations             1,533      2,171         1          3,705
Total assets                     173,475     91,665     7,745        272,885
Capital expenditures                 137        114         -            251
Depreciation and amortization        505        423         1            929

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

     As of April 5, 2005, the restructuring and severance charge accrual consisted of the following:

                          Total Initial   Cash        Accrued balance
(in thousands)            Accrual         payments    at April 5, 2005
                          ---------------------------------------------
Severance                 $        1,847  $  (1,637)  $             210
Facility consolidations              576       (295)                281
                          ---------------------------------------------
                          $        2,423  $  (1,932)  $             491
                          =============================================

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
                                   ==================================================

12.  Restatement

     Subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 5, 2005, the Company determined that there were accounting errors in which payroll and subcontractor costs were under-accrued as of April 5, 2005. As a result, cost of sales and service and selling, general and administrative expenses were understated by $1.421 million and $503 thousand, respectively, for the three months ended April 5, 2005, resulting in a decrease in service gross margins from 31.3%, as initially reported, to 28.6% and a decrease in earnings per share on a fully diluted basis from $.23 to $.14. The Company records employee and subcontractor expenses related to the provision of services as cost of sales and service and other employee and subcontractor expenses as selling, general and administrative expenses.

     The following table sets forth the consolidated statement of income and selected balance sheet data previously reported on Form 10-Q for the quarter ended April 5, 2005, and the restated amounts:

Pomeroy IT Solutions, Inc.
Consolidated Statements of Income
Three months ended April 5, 2005
(in thousands, except earnings per share data)

                                                As reported   As restated
                                                ------------  ------------
Total net sales and revenues                    $    165,590  $    165,590
Total cost of sales and service                      139,733       141,154
                                                ------------  ------------
Gross profit                                          25,857        24,436
Total operating expenses                              20,770        21,273
                                                ------------  ------------
Income from operations                                 5,087         3,163
Total other expense                                      221           221
                                                ------------  ------------
Income before income tax                               4,866         2,942
Income tax expense                                     1,971         1,192
                                                ------------  ------------
Net income                                      $      2,895  $      1,750
                                                ============  ============

Earnings per share:
Basic                                           $       0.23  $       0.14
                                                ============  ============
Diluted                                         $       0.23  $       0.14
                                                ============  ============

Pomeroy IT Solutions, Inc.
Consolidated Balance Sheet  Selected Data
As of April 5, 2005
(in thousands)
                                            As reported   As restated
                                            ------------  ------------
Total current assets                        $    161,714  $    161,714
                                            ------------  ------------
Total assets                                $    294,961  $    294,961
                                            ============  ============

Total current liabilities                   $     76,868  $     78,013
Total long-term liabilities                          375           375
Total equity                                     217,718       216,573
                                            ------------  ------------
Total liabilities and equity                $    294,961  $    294,961
                                            ============  ============

     ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

     This section has been updated to give effect to the restatement as discussed in Note 12 to the Notes to Consolidated Financial Statements included in Item 1.


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

RESULTS  OF  OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of income expressed as a percentage of net sales and revenues:

                                       Percentage of Net Sales and Revenues
                                       ------------------------------------
       Financial Results                    Three months ended April 5,
-------------------------------------  ----------------  ------------------
                                             2005              2004
                                       ----------------  ------------------
                                          (Restated)

Net sales and revenues:
  Equipment, supplies and leasing                 67.2%               80.3%
  Service                                         32.8%               19.7%
                                       ----------------  ------------------
  Total net sales and revenues                   100.0%              100.0%
                                       ================  ==================

Cost of sales and servce:
  Equipment, supplies and leasing                 61.8%               73.8%
  Service                                         23.4%               14.3%
                                       ----------------  ------------------
    Total cost of sales and service               85.2%               88.1%
                                       ================  ==================

Gross profit:
  Equipment, supplies and leasing                  5.4%                6.5%
  Service                                          9.4%                5.4%
                                       ----------------  ------------------
    Total gross profit                            14.8%               11.9%
                                       ================  ==================

Operating expenses:
  Selling, general and administrative             11.6%                8.4%
  Rent                                             0.5%                0.5%
  Depreciation                                     0.6%                0.6%
  Amortization                                     0.2%                0.0%
                                       ----------------  ------------------
    Total operating expenses                      12.9%                9.5%
                                       ================  ==================

Income from operations                             1.9%                2.4%

                                       ----------------  ------------------
Net other expense                                  0.1%                0.0%
                                       ================  ==================

Income before income tax                           1.8%                2.4%
Income tax expense                                 0.7%                0.9%
                                       ----------------  ------------------
Net income                                         1.1%                1.5%
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

GROSS PROFIT. Gross profit increased $6.1 million, or 33.0%, to $24.4 million in the first quarter of fiscal 2005 from $18.4 million in the first quarter of fiscal 2004. The increase resulted primarily from the increase in service revenues as a percentage of total revenues and the increase in service gross margin as a percentage of total gross margins due to the acquisition of Alternative Resources Corporation. Gross profit, as a percentage of revenue, increased to 14.8% in the first quarter of fiscal 2005 as compared to 11.9% in the first quarter of fiscal 2004. This increase in gross margin resulted primarily from the increase in service margins, increase in service revenues as a percentage of total revenues and the increase in service gross margin as a percentage of total gross margin. On a forward looking basis, the Company expects to be aggressive in product and service pricing in order to increase market share, which could have an unfavorable impact on overall gross margin. Additionally, the Company expects to continue increasing the breadth and depth of its service offerings, which will have a continued impact on service gross margin. Factors that may have an impact on gross margin in the future include the continued changes in hardware margins, changes in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and the Company's decision to aggressively price certain products and services.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 12.1% in the first quarter of fiscal 2005 from 8.9% in the first quarter of fiscal 2004. Total operating expenses expressed as a percentage of total net sales and revenues increased to 12.9% in the first quarter of fiscal 2005 from 9.5% in the first quarter of fiscal 2004. The increases are primarily the result of the acquisition of Alternative Resources Corporation.

INCOME FROM OPERATIONS. Income from operations decreased $0.5 million, or 14.6%, to $3.2 million in the first quarter of fiscal 2005 from $3.7 million in the first quarter of fiscal 2004. The Company's operating margin decreased to 1.9% in the first quarter of fiscal 2005 as compared to 2.4% in the first quarter of fiscal 2004. This decrease is primarily due to the increase in operating expenses.

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

NET INCOME. Net income decreased $0.5 million, or 23.1%, to $1.8 million in the first three months of fiscal 2005 from $2.3 million in the first three months of fiscal 2004 due to the factors described above.

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

As a result of the subsequently identified error, Pomeroy is taking steps to enhance its internal control over financial reporting designed to prevent a recurrence of the errors causing the need for the restatement of the Company's consolidated financial statements for the first quarter ended April 5, 2005. The Audit Committee and management intend to discuss the matter in detail with Pomeroy's auditor as part of their efforts to enhance Pomeroy's internal controls over financial reporting.

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

                                                 (c) Total number  (d) Maximum
                                                 of shares         number of shares
                 (a) Total number  (b) Average   purchased as      that may yet be
                 of shares         price paid    part of publicly  purchased under
Period           purchased         per share     announced plan    the plan
1/6/05 - 2/5/05                 -  $          -                 -           100,000
2/6/05 - 3/5/05                 -             -                 -           100,000
3/6/05 - 4/5/05                 -             -                 -           100,000

                 ------------------------------------------------------------------
Total                           -  $          -                 -           100,000
                 ==================================================================

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

Date: June 21, 2005                     By:  /s/Michael E. Rohrkemper

                                        -----------------------------------
                                        Michael E. Rohrkemper
                                        Chief Financial Officer and
                                        Chief Accounting Officer