Form 10-Q
period 2005-07-05
POMEROY IT SOLUTIONS INC
filed 2005-08-15
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2005

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

YES   X   NO
    -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   X   NO
    -----    -----

The number of shares of common stock outstanding as of August 5, 2005 was 12,579,159

                             POMEROY IT SOLUTIONS, INC.
                                TABLE OF CONTENTS


Part I.     Financial Information

            Item 1.                Financial Statements:                     Page
                                                                             ----

                                   Consolidated Balance Sheets as of July       1
                                   5, 2005 (Unaudited) and January 5, 2005

                                   Consolidated Statements of Income and
                                   Comprehensive Income for the Three           3
                                   Months Ended July 5, 2005 and 2004
                                   (Unaudited)

                                   Consolidated Statements of Income for        4
                                   the Six Months Ended July 5, 2005 and
                                   2004 (Unaudited)

                                   Consolidated Statements of
                                   Comprehensive Income for the Six             5
                                   Months Ended July 5, 2005 and 2004
                                   (Unaudited)

                                   Consolidated Statements of Cash Flows
                                   for the Six Months Ended July 5, 2005
                                   and 2004 (Unaudited)                         6

                                   Notes to Consolidated Financial              7
                                   Statements (Unaudited)

            Item 2.                Management's Discussion and Analysis of     14
                                   Financial Condition and Results of
                                   Operations

            Item 3.                Quantitative and Qualitative Disclosure     20
                                   about Market Risk

            Item 4.                Controls and Procedures                     20

Part II.    Other Information                                                  21

            Item 1.                Legal Proceedings                           21

            Item 2.                Unregistered Sales of Equity Securities
                                   and Use of Proceeds                         21

            Item 3.                Defaults Upon Senior Securities             21

            Item 4.                Submission of Matters to a Vote of
                                   Security Holders                            21

            Item 5.                Other Information                           22

            Item 6.                Exhibits                                    22

SIGNATURES                                                                     23

                                POMEROY IT SOLUTIONS, INC.

                               CONSOLIDATED BALANCE SHEETS


(in thousands)                                                     July 5,     January 5,
                                                                    2005         2005
                                                                ------------  -----------
                                                                (unaudited)
ASSETS

Current Assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $      4,218  $    13,108
Certificates of deposit. . . . . . . . . . . . . . . . . . . .         4,595        4,561

Accounts receivable:
  Trade, less allowance of  $2,031 at July 5, 2005 and $1,462
    at January 5, 2005 . . . . . . . . . . . . . . . . . . . .       144,392      143,113
  Vendor receivables, less allowance of $100 at
    July 5, 2005 and January 5, 2005 . . . . . . . . . . . . .         7,451        5,790
  Net investment in leases . . . . . . . . . . . . . . . . . .         2,480        3,814
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,134        2,902
                                                                ------------  -----------
    Total receivables. . . . . . . . . . . . . . . . . . . . .       156,457      155,619
                                                                ------------  -----------

Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .        18,206       17,188
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,733       10,302
                                                                ------------  -----------
    Total current assets.. . . . . . . . . . . . . . . . . . .       190,209      200,778
                                                                ------------  -----------

Equipment and leasehold improvements:
  Furniture, fixtures and equipment. . . . . . . . . . . . . .        30,642       30,113
  Leasehold improvements . . . . . . . . . . . . . . . . . . .         6,474        6,187
                                                                ------------  -----------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . .        37,116       36,300

  Less accumulated depreciation. . . . . . . . . . . . . . . .        22,674       21,061
                                                                ------------  -----------
    Net equipment and leasehold improvements . . . . . . . . .        14,442       15,239
                                                                ------------  -----------

Net investment in leases, net of current portion . . . . . . .         1,741        1,650
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .       110,514      109,913
Intangible assets, net . . . . . . . . . . . . . . . . . . . .         3,242        3,702
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .         2,593        1,606
                                                                ------------  -----------
    Total assets . . . . . . . . . . . . . . . . . . . . . . .  $    322,741  $   332,888
                                                                ============  ===========

                 See notes to consolidated financial statements.

                                POMEROY IT SOLUTIONS, INC.
                                CONSOLIDATED BALANCE SHEETS


(in thousands)                                                     July 5,      January 5,
                                                                    2005          2005
                                                                ------------  ------------
                                                                (unaudited)
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of notes payable . . . . . . . . . . . . . . .  $          -  $       912
Short-term borrowings. . . . . . . . . . . . . . . . . . . . .        17,652       20,153
Accounts payable . . . . . . . . . . . . . . . . . . . . . . .        67,996       72,656
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .         3,431        3,490
Employee compensation and benefits . . . . . . . . . . . . . .         4,505        8,245
Accrued restructuring and severance charges. . . . . . . . . .         3,918        7,585
Other current liabilities. . . . . . . . . . . . . . . . . . .         5,099        6,778
                                                                ------------  ------------
    Total current liabilities. . . . . . . . . . . . . . . . .       102,601      119,819
                                                                ------------  ------------

Notes payable, less current portion. . . . . . . . . . . . . .             -          250
Deferred income taxes. . . . . . . . . . . . . . . . . . . . .           504           97
Commitments and contingencies

Equity:
  Preferred stock,  $.01 par value; authorized 2,000 shares
    (no shares issued or outstanding). . . . . . . . . . . . .             -            -
  Common stock, $.01 par value; authorized 20,000 shares
    (13,368 and 13,188 shares issued at July 5, 2005 and
    January 5, 2005, respectively) . . . . . . . . . . . . . .           134          132
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . .        87,556       85,231
  Accumulated other comprehensive income (loss). . . . . . . .            24          (78)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . .       141,044      136,183
                                                                ------------  ------------
                                                                     228,758      221,468

  Less treasury stock, at cost ( 810 and 778 shares at July 5
  2005 and January 5, 2005, respectively). . . . . . . . . . .         9,122        8,746
                                                                ------------  ------------
    Total equity . . . . . . . . . . . . . . . . . . . . . . .       219,636      212,722
                                                                ------------  ------------
    Total liabilities and equity . . . . . . . . . . . . . . .  $    322,741  $   332,888
                                                                ============  ============

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except earnings per share data)       Three Months Ended
                                                ----------------------------
                                                   July 5,        July 5,
                                                    2005           2004
                                                -------------  -------------
                                                 (unaudited)    (unaudited)
Net sales and revenues:
  Sales-equipment, supplies and leasing. . . .  $     135,229  $    143,722
  Service. . . . . . . . . . . . . . . . . . .         58,442        34,433
                                                -------------  -------------
    Total net sales and revenues . . . . . . .        193,671       178,155
                                                -------------  -------------

Cost of sales and service:
  Sales-equipment, supplies and leasing. . . .        124,956       133,444
  Service. . . . . . . . . . . . . . . . . . .         42,493        24,980
                                                -------------  -------------
    Total cost of sales and service. . . . . .        167,449       158,424
                                                -------------  -------------

      Gross profit . . . . . . . . . . . . . .         26,222        19,731
                                                -------------  -------------

Operating expenses:
  Selling, general and administrative. . . . .         18,743        12,785
  Rent expense . . . . . . . . . . . . . . . .            747           777
  Depreciation . . . . . . . . . . . . . . . .          1,106         1,027
  Amortization . . . . . . . . . . . . . . . .            192            39
                                                -------------  -------------
      Total operating expenses . . . . . . . .         20,788        14,628
                                                -------------  -------------

Income from operations . . . . . . . . . . . .          5,434         5,103
                                                -------------  -------------

Other expense (income):
  Interest, net. . . . . . . . . . . . . . . .            206           (19)
  Other. . . . . . . . . . . . . . . . . . . .              1            21
                                                -------------  -------------
      Total other expense. . . . . . . . . . .            207             2
                                                -------------  -------------

Income  before income tax. . . . . . . . . . .          5,227         5,101
Income tax expense . . . . . . . . . . . . . .          2,116         2,015
                                                -------------  -------------

Net income and comprehensive income. . . . . .  $       3,111  $      3,086
                                                =============  =============

Weighted average shares outstanding:
  Basic. . . . . . . . . . . . . . . . . . . .         12,573        12,258
                                                =============  =============
  Diluted. . . . . . . . . . . . . . . . . . .         12,656        12,401
                                                =============  =============

Earnings per common share:
  Basic. . . . . . . . . . . . . . . . . . . .  $        0.25  $       0.25
                                                =============  =============
  Diluted. . . . . . . . . . . . . . . . . . .  $        0.25  $       0.25
                                                =============  =============

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except earnings per share data)      Six Months Ended
                                                --------------------------
                                                   July 5,       July 5,
                                                    2005          2004
                                                ------------  ------------
                                                (unaudited)   (unaudited)
                                                 Six Month     Six Month
Net sales and revenues:
  Sales-equipment, supplies and leasing. . . .  $    246,542  $   268,321
  Service. . . . . . . . . . . . . . . . . . .       112,719       65,048
                                                ------------  ------------
    Total net sales and revenues . . . . . . .       359,261      333,369
                                                ------------  ------------

Cost of sales and service:
  Sales-equipment, supplies and leasing. . . .       227,380      248,017
  Service. . . . . . . . . . . . . . . . . . .        81,223       47,252
                                                ------------  ------------
    Total cost of sales and service. . . . . .       308,603      295,269
                                                ------------  ------------

      Gross profit . . . . . . . . . . . . . .        50,658       38,100
                                                ------------  ------------

Operating expenses:
  Selling, general and administrative. . . . .        37,821       25,752
  Rent expense . . . . . . . . . . . . . . . .         1,601        1,545
  Depreciation . . . . . . . . . . . . . . . .         2,179        1,916
  Amortization . . . . . . . . . . . . . . . .           460           79
                                                ------------  ------------
      Total operating expenses . . . . . . . .        42,061       29,292
                                                ------------  ------------

Income from operations . . . . . . . . . . . .         8,597        8,808
                                                ------------  ------------

Other expense (income):
  Interest, net. . . . . . . . . . . . . . . .           427          (31)
  Other. . . . . . . . . . . . . . . . . . . .             1           23
                                                ------------  ------------
      Total other expense (income) . . . . . .           428           (8)
                                                ------------  ------------

Income  before income tax. . . . . . . . . . .         8,169        8,816
Income tax expense . . . . . . . . . . . . . .         3,308        3,454
                                                ------------  ------------

Net income . . . . . . . . . . . . . . . . . .  $      4,861  $     5,362
                                                ============  ============

Weighted average shares outstanding:
  Basic. . . . . . . . . . . . . . . . . . . .        12,521       12,245
                                                ============  ============
  Diluted. . . . . . . . . . . . . . . . . . .        12,661       12,362
                                                ============  ============

Earnings per common share:
  Basic. . . . . . . . . . . . . . . . . . . .  $       0.39  $      0.44
                                                ============  ============
  Diluted. . . . . . . . . . . . . . . . . . .  $       0.38  $      0.43
                                                ============  ============

                 See notes to consolidated financial statements.

                            POMEROY IT SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)                                             Six Months Ended
                                                       --------------------------
                                                         July 5,       July 5,
                                                          2005          2004
                                                       ------------  ------------
                                                       (unaudited)   (unaudited)
Net income. . . . . . . . . . . . . . . . . . . . . .  $      4,861  $      5,362
Other comprehensive income:
  Foreign currency translation adjustment, net of tax           102             -
                                                       ------------  ------------

Comprehensive income. . . . . . . . . . . . . . . . .  $      4,963  $      5,362
                                                       ============  ============

                See notes to consolidated financial statements.

                               POMEROY IT SOLUTIONS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                    Six Months Ended
                                                              --------------------------
                                                                July 5,       July 5,
                                                                  2005          2004
                                                              ------------  ------------
                                                              (unaudited)   (unaudited)
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .  $     4,861   $     5,362
  Adjustments to reconcile net income to net cash
    from operating activities:
  Depreciation . . . . . . . . . . . . . . . . . . . . . . .        2,179         1,916
  Amortization . . . . . . . . . . . . . . . . . . . . . . .          460            79
  Deferred income taxes. . . . . . . . . . . . . . . . . . .        1,548          (395)
  Loss on sale of fixed assets . . . . . . . . . . . . . . .            8            22
  Changes in working capital accounts, net of
    effects of acquisitions:
    Accounts receivable. . . . . . . . . . . . . . . . . . .       (3,645)          668
    Inventories. . . . . . . . . . . . . . . . . . . . . . .       (1,841)       (5,793)
    Other current assets . . . . . . . . . . . . . . . . . .        2,428          (462)
    Net investment in leases . . . . . . . . . . . . . . . .        2,413           254
    Accounts payable . . . . . . . . . . . . . . . . . . . .       (4,065)        5,332
    Deferred revenue . . . . . . . . . . . . . . . . . . . .          (59)         (908)
    Income tax payable . . . . . . . . . . . . . . . . . . .           90           290
    Employee compensation and benefits . . . . . . . . . . .       (3,740)         (286)
    Other, net . . . . . . . . . . . . . . . . . . . . . . .       (6,088)        1,133
                                                              ------------  ------------
  Net operating activities . . . . . . . . . . . . . . . . .       (5,451)        7,212
                                                              ------------  ------------
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . .       (1,162)       (1,062)
  Proceeds from sale of fixed assets . . . . . . . . . . . .            6            20
  Purchases of certificates of deposit . . . . . . . . . . .          (34)       (1,517)
  Acquisition of businesses, net of
    cash acquired. . . . . . . . . . . . . . . . . . . . . .       (1,139)         (541)
                                                              ------------  ------------
  Net investing activities . . . . . . . . . . . . . . . . .       (2,329)       (3,100)
                                                              ------------  ------------
Cash flows from financing activities:
  Payments of notes payable. . . . . . . . . . . . . . . . .         (662)         (663)
  Proceeds from exercise of stock options
    and related tax benefit. . . . . . . . . . . . . . . . .        2,327           396
  Purchase of treasury stock.. . . . . . . . . . . . . . . .         (376)         (349)
  Proceeds from employee stock purchase plan . . . . . . . .            -           160
  Net payments of short-term borrowings. . . . . . . . . . .       (2,501)            -
                                                              ------------  ------------
  Net financing activities . . . . . . . . . . . . . . . . .       (1,212)         (456)
                                                              ------------  ------------
Effect of exchange rate changes on cash and cash equivalents          102             -
                                                              ------------  ------------
Change in cash and cash equivalents. . . . . . . . . . . . .       (8,890)        3,656
Cash and cash equivalents:
  Beginning of period. . . . . . . . . . . . . . . . . . . .       13,108        37,183
                                                              ------------  ------------
  End of period. . . . . . . . . . . . . . . . . . . . . . .  $     4,218   $    40,839
                                                              ============  ============

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis  of  Presentation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the six-month period ended July 5, 2005 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2006.

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

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"). SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47). FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN No. 47 to have an impact on the Company's financial position, results of operations or cash flows.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement requires that an entity apply the retrospective method in reporting a change in an accounting principle of the reporting entity. The standard only allows for a change in accounting principle if it is required by a newly issued accounting pronouncement or the entity can justify the use of an allowable alternative accounting principle on the basis that it is preferable. This statement also requires that corrections for errors discovered in prior period financial statements be reported as a prior period adjustment by restating the prior period financial statements. Additional disclosures are required when a change in accounting principle or reporting entity occurs, as well as when a correction for an error is reported. The statement is effective for the Company for fiscal 2006. No material impact is anticipated as a result of the adoption of this statement.

3.   Cash  and  Short-Term  Borrowings

     The Company has a $165.0 million Syndicated Credit Facility Agreement with GE Commercial Distribution Finance. The credit facility has a three-year term and its components include a maximum of $75.0 million for inventory financing and a revolver, collateralized primarily by accounts receivable, of up to $110.0 million. The credit facility also provides a letter of credit facility of $5.0 million. Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid. This credit facility expires June 28, 2007.

     The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as payment towards balances outstanding under the Company's credit facility. As of July 5, 2005, the Company had an outstanding balance under the Company's credit facility of $17.7 million. As of January 5, 2005, the Company had an outstanding balance under the Company's credit facility of $20.2 million.

     Under the terms of the credit facility, the Company is subject to various financial covenants including maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio and a maximum ratio of total funded indebtedness to EBITDA. As of July 5, 2005, the Company was in compliance with those financial covenants.

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

     Had compensation cost for the Company's stock option plans been determined based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, as amended by SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per                       Three Months Ended July 5,
share amounts)                                     2005             2004
                                              ---------------  ---------------
Net income - as reported                      $         3,111  $         3,086
Stock-based compensation expense-net of tax               266              261
                                              ---------------  ---------------
Net income - pro forma                        $         2,845  $         2,825
                                              ===============  ===============
Net income per common share - as reported
  Basic                                       $          0.25  $          0.25
                                              ===============  ===============
  Diluted                                     $          0.25  $          0.25
                                              ===============  ===============
Net income per common share - pro forma
  Basic                                       $          0.23  $          0.23
                                              ===============  ===============
  Diluted                                     $          0.22  $          0.23
                                              ===============  ===============

(in thousands, except per                       Six Months Ended July 5,
share amounts)                                    2005           2004
                                              -------------  -------------
Net income - as reported                      $       4,861  $       5,362
Stock-based compensation expense-net of tax           1,358            800
                                              -------------  -------------
Net income - pro forma                        $       3,503  $       4,562
                                              =============  =============
Net income per common share - as reported
  Basic                                       $        0.39  $        0.44
                                              =============  =============
  Diluted                                     $        0.38  $        0.43
                                              =============  =============
Net income per common share - pro forma
  Basic                                       $        0.28  $        0.37
                                              =============  =============
  Diluted                                     $        0.28  $        0.37
                                              =============  =============

5.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                                      Three Months Ended July 5,
                    ----------------------------------------------------------------
                                2005                              2004
                    -------------------------------  -------------------------------
                                       Per Share                        Per Share
                        Shares          Amount           Shares          Amount
                    --------------  ---------------  --------------  ---------------
Basic EPS                   12,573  $          0.25          12,258  $          0.25
Effect of dilutive
  stock options                 83                -             143                -
                    --------------  ---------------  --------------  ---------------
Diluted EPS                 12,656  $          0.25          12,401  $          0.25
                    ==============  ===============  ==============  ===============

                                        Six Months Ended July 5,
                    ----------------------------------------------------------
                               2005                          2004
                    ----------------------------  ----------------------------
                                    Per Share                     Per Share
                       Shares         Amount         Shares         Amount
                    ------------  --------------  ------------  --------------
Basic EPS                 12,521  $        0.39         12,245  $        0.44
Effect of dilutive
  stock options              140          (0.01)           117          (0.01)
                    ------------  --------------  ------------  --------------
Diluted EPS               12,661  $        0.38         12,362  $        0.43
                    ============  ==============  ============  ==============

6.   Goodwill  and  Long-Lived  Assets

     Intangible assets with definite lives are amortized using straight-line and accelerated methods over their estimated useful lives. The following table provides a summary of the Company's intangible assets with definite lives as of July 5, 2005 and January 5, 2005:

(in thousands)                     Gross                         Net          Gross                         Net
                                  Carrying     Accumulated     Carrying      Carrying     Accumulated     Carrying
                                   Amount     Amortization      Amount        Amount     Amortization      Amount
                                  7/5/2005      7/5/2005       7/5/2005      1/5/2005      1/5/2005       1/5/2005
                                -----------------------------------------  -----------------------------------------
Amortized intangible assets:
  Covenants not-to-compete      $      2,024  $       1,841  $        183  $      2,024  $       1,769  $        255
  Customer lists                       2,877            861         2,016         2,877            559         2,318
  Other intangibles                    1,200            157         1,043         1,200             71         1,129
                                ------------  -------------  ------------  ------------  -------------  ------------
  Total amortized intangibles   $      6,101  $       2,859  $      3,242  $      6,101  $       2,399  $      3,702
                                ============  =============  ============  ============  =============  ============

     Amortized intangible assets are being amortized over periods ranging from 1 to 15 years for covenants not-to-compete, 7 to 15 years for customer lists and 7 years for other intangibles. For the quarter ended July 5, 2005, amortization expense related to intangible assets was $192 thousand. For the quarter ended July 5, 2004, amortization expense related to intangible assets was $39 thousand. For the six months ended July 5, 2005, amortization expense related to intangible assets with definite lives was $460 thousand. For the six months ended July 5, 2004, amortization expense related to intangible assets with definite lives was $79 thousand.


     Projected future amortization expense related to intangible assets with definite lives is as follows:

(in thousands)
Fiscal Years:
2005            $  304  July 6, 2005 - January 5, 2006
2006               543
2007               504
2008               461
2009               421
2010 +           1,009
                ------
Total           $3,242
                ======

     The change in the net carrying amount of goodwill for the six months ended July 5, 2005 by segment is as follows:

(in thousands)                                 Products   Services    Consolidated
                                              ----------  ---------  --------------
Net carrying amount as of 1/5/05              $  36,060   $  73,853  $     109,913
Net goodwill recorded during first quarter          (54)         43            (11)
                                              -------------------------------------
Net carrying amount as of 4/5/05              $  36,006   $  73,896  $     109,902
Net goodwill recorded during second quarter         296         316            612
                                              ----------  ---------  --------------
Net carrying amount as of 7/5/05              $  36,302   $  74,212  $     110,514
                                              ==========  =========  ==============

7.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                                        Six Months Ended July 5,
                                     -----------------------------
                                          2005           2004
                                     --------------  -------------
Interest paid                        $         520   $         162
                                     ==============  =============
Income taxes paid                    $       1,088   $       2,364
                                     ==============  =============
Adjustments to purchase price
  of acquired assets and goodwill    $        (538)  $          70
                                     ==============  =============

Business combinations accounted for
as purchases:
  Assets acquired                    $       1,139   $         541
  Liabilities assumed                            -               -
                                     -----------------------------
  Net cash paid                      $       1,139   $         541
                                     =============================

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

9.   Segment  Information

     Summarized financial information concerning the Company's reportable segments is shown in the following table. (in thousands)

                                                 Three Months Ended July 5, 2005
                               ------------------------------------------------------------------
                                  Products         Services          Leasing       Consolidated
                               ---------------  ---------------  ---------------  ---------------
Revenues                       $       135,203  $        58,442  $            26  $       193,671
Income from operations                   2,313            3,103               18            5,434
Total assets                           200,460          116,161            6,120          322,741
Capital expenditures                       304              472                -              776
Depreciation and amortization              496              802                -            1,298

                                                 Three Months Ended July 5, 2004
                               ------------------------------------------------------------------
                                  Products         Services          Leasing       Consolidated
                               ---------------  ---------------  ---------------  ---------------
Revenues                       $       143,703  $        34,433  $            19  $       178,155
Income from operations                   2,514            2,588                1            5,103
Total assets                           175,926           96,586            7,016          279,528
Capital expenditures                       423              388                -              811
Depreciation and amortization              546              519                1            1,066

                                                Six Months Ended July 5, 2005
                               --------------------------------------------------------------
                                  Products        Services        Leasing       Consolidated
                               --------------  --------------  --------------  --------------
Revenues                       $      246,488  $      112,719  $           54  $      359,261
Income from operations                  3,825           4,735              37           8,597
Total assets                          200,460         116,161           6,120         322,741
Capital expenditures                      444             718               -           1,162
Depreciation and amortization             879           1,760               -           2,639

                                                Six Months Ended July 5, 2004
                               --------------------------------------------------------------
                                  Products        Services        Leasing       Consolidated
                               --------------  --------------  --------------  --------------
Revenues                       $      268,289  $       65,048  $           32  $      333,369
Income from operations                  4,047           4,759               2           8,808
Total assets                          175,926          96,586           7,016         279,528
Capital expenditures                      560             502               -           1,062
Depreciation and amortization           1,051             942               2           1,995

10.  Reclassifications

     Certain reclassifications of prior period amounts have been made to conform to the current period presentation.


11.  Restructuring  and  Severance  Charges

     During the third quarter of 2004, in connection with certain strategic initiatives, the Company recorded restructuring and severance charges aggregating $1.0 million. The restructuring and severance charges were associated with legacy Pomeroy costs of facilities and processes that have or will become duplicative or redundant as Alternative Resources Corporation ("ARC") operations are integrated into the Company. These costs consisted of facility closing and involuntary employee reduction severance costs of $576 thousand and $400 thousand, respectively. These costs were accounted for under FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," and were included as a charge to the results of operations for the three and nine-month periods ended October 5, 2004.
     Going forward, any changes to the estimates of executing the currently approved plans of restructuring will be reflected in current results of operations.

     The Company also recorded during the third quarter of 2004 a non-recurring, one-time charge for severance in the amount of $1.447 million related to the resignation of founder and former CEO David B. Pomeroy II. Mr. Pomeroy will continue to serve as Chairman of the Board and as a consultant.

     As of July 5, 2005, the restructuring and severance charge accrual consisted of the following:

(in thousands)            Total Initial   Cash        Accrued balance
                          Accrual         payments    at July 5, 2005
                          --------------------------------------------
Severance                 $        1,847  $  (1,637)  $            210
Facility consolidations              576       (345)               231
                          --------------------------------------------
                          $        2,423  $  (1,982)  $            441
                          ============================================

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

(in thousands)            Total Initial   Cash        Liability balance at
                          Liability       payments    July 5, 2005
                          -------------------------------------------------
Severance                 $        2,682  $  (2,256)  $                 426
Facility consolidations            3,715       (729)                  2,986
                          -------------------------------------------------
                          $        6,397  $  (2,985)  $               3,412
                          =================================================

     Additionally, as part of the acquisition of ARC, the Company acquired the remaining obligations of ARC's existing restructuring plans, which were initially recorded by ARC in fiscal 2003 and fiscal 2002. The total obligations assumed in connection with these restructuring plans were $2.1 million at July 23, 2004.

     As of July 5, 2005, the balance of the ARC fiscal 2003 and fiscal 2002 accrued restructuring costs recorded consisted of the following:

(in thousands)

Fiscal 2003 Restructuring Charge

           Total Accrual   Cash        Balance at
           as of 7/23/04   payments    July 5, 2005
           -----------------------------------------
Severance  $          647  $    (647)  $           -
           -----------------------------------------
           $          647  $    (647)  $           -
           =========================================

Fiscal 2002 Restructuring Charge

                         Total Accrual   Cash        Balance at
                         as of 7/23/04   payments    July 5, 2005
                         -----------------------------------------
Facility consolidations  $          756  $    (722)  $          34
Other charges                       696       (666)             31
                         -----------------------------------------
                         $        1,452  $  (1,388)  $          65
                         =========================================

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

RESULTS  OF  OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of income expressed as a percentage of net sales and revenues:

                                               Percentage of net sales and revenues
                                       ------------------------------------------------------
          Financial Results                Three months ended          Six months ended
-------------------------------------            July 5,                    July 5,
                                       ------------  ------------  ------------  ------------
                                           2005          2004          2005          2004
                                       ------------  ------------  ------------  ------------
Net sales and revenues:
  Equipment, supplies and leasing             69.8%         80.7%         68.6%         80.5%
  Service                                     30.2%         19.3%         31.4%         19.5%
                                       ------------  ------------  ------------  ------------
  Total net sales and revenues               100.0%        100.0%        100.0%        100.0%
                                       ============  ============  ============  ============

Cost of sales and servce:
  Equipment, supplies and leasing             64.5%         74.9%         63.3%         74.4%
  Service                                     22.0%         14.0%         22.6%         14.2%
                                       ------------  ------------  ------------  ------------
    Total cost of sales and service           86.5%         88.9%         85.9%         88.6%
                                       ============  ============  ============  ============

Gross profit:
  Equipment, supplies and leasing              5.3%          5.8%          5.3%          6.1%
  Service                                      8.2%          5.3%          8.8%          5.3%
                                       ------------  ------------  ------------  ------------
    Total gross profit                        13.5%         11.1%         14.1%         11.4%
                                       ============  ============  ============  ============

Operating expenses:
  Selling, general and administrative          9.6%          7.2%         10.5%          7.7%
  Rent                                         0.4%          0.4%          0.5%          0.5%
  Depreciation                                 0.6%          0.6%          0.6%          0.6%
  Amortization                                 0.1%          0.0%          0.1%          0.0%
                                       ------------  ------------  ------------  ------------
    Total operating expenses                  10.7%          8.2%         11.7%          8.8%
                                       ============  ============  ============  ============

Income from operations                         2.8%          2.9%          2.4%          2.6%

Net other expense                              0.1%          0.0%          0.1%          0.0%
                                       ------------  ------------  ------------  ------------

Income before income tax                       2.7%          2.9%          2.3%          2.6%
Income tax expense                             1.1%          1.2%          0.9%          1.0%

                                       ------------  ------------  ------------  ------------
Net income                                     1.6%          1.7%          1.4%          1.6%
                                       ============  ============  ============  ============

                           POMEROY IT SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND REVENUES. Total net sales and revenues increased $15.5 million, or 8.7%, to $193.7 million in the second quarter of fiscal 2005 from $178.2 million in the second quarter of fiscal 2004. Products and leasing sales decreased $8.5 million, or 5.9%, to $135.2 million in the second quarter of fiscal 2005 from $143.7 million in the second quarter of fiscal 2004. This decrease is due to reduced IT spending. Service revenues increased $24.0 million, or 69.7%, to $58.4 million in the second quarter of fiscal 2005 from $34.4 million in the second quarter of fiscal year 2004. This increase reflects both organic growth and the acquisition of Alternative Resources Corporation ("ARC") on July 23, 2004.

Total net sales and revenues increased $25.9 million, or 7.8%, to $359.3 million in the first six months of fiscal 2005 from $333.4 million in the first six months of fiscal 2004. Products and leasing sales decreased $21.8 million, or 8.1%, to $246.5 million in the first six months of fiscal 2005 from $268.3 million in the first six months of fiscal 2004. Service revenues increased $47.7 million, or 73.3%, to $112.7 million in the first six months of fiscal 2005 from $65.0 million in the first six months of fiscal year 2004.

GROSS PROFIT. Gross profit increased $6.5 million, or 32.9%, to $26.2 million in the second quarter of fiscal 2005 from $19.7 million in the second quarter of fiscal 2004. The increase resulted primarily from the increase in service revenues as a percentage of total revenues and the increase in service gross margin as a percentage of total gross margins due to the acquisition of
Alternative Resources Corporation. Gross profit, as a percentage of revenue, increased to 13.5% in the second quarter of fiscal 2005 as compared to 11.1% in the second quarter of fiscal 2004. This increase in gross margin resulted primarily from the increase in service revenues as a percentage of total revenues and the increase in service gross margin as a percentage of total gross margin. On a forward looking basis, the Company expects to be aggressive in product and service pricing in order to increase market share, which could have an unfavorable impact on overall gross margin. Additionally, the Company expects to continue increasing the breadth and depth of its service offerings, which will have a continued impact on service gross margin. Factors that may have an impact on gross margin in the future include the continued changes in hardware margins, changes in personnel utilization rates, the type of products sold and services provided, a change in unit prices, the percentage of equipment or service sales with lower-margin customers, the ratio of service revenues to total net sales and revenues, and the Company's decision to aggressively price certain products and services.

Gross profit increased $12.6 million, or 33%, to $50.7 million in the first six months of fiscal 2005 from $38.1 million in the first six months of fiscal 2004. The increase was primarily due to increased total net sales and revenues offset somewhat by lower product gross profit in 2004. Gross profit, as a percentage of revenue, increased to 14.1% in the first six months of fiscal 2005 as compared to 11.4% in the first six months of fiscal 2004. This increase in gross margin resulted primarily from the increase in service revenues as a percentage of total revenues and the increase in service gross margin as a percentage of total gross margin. On a forward looking basis, the Company expects to be aggressive in product and service pricing in order to gain existing market share which could have an unfavorable impact on overall gross margin.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 10.0% in the second quarter of fiscal 2005 from 7.6% in the second quarter of fiscal 2004. Total operating expenses expressed as a percentage of total net sales and revenues increased to 10.7% in the second quarter of fiscal 2005 from 8.2% in the second quarter of fiscal 2004. The increases are primarily the result of the acquisition of Alternative Resources Corporation.

Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and revenues increased to 11.0% in the first six months of fiscal 2005 from 8.2% in the first six months of fiscal 2004. Total operating expenses expressed as a percentage of total net sales and revenues increased to 11.7% in the first six months of fiscal 2005 from 8.8% in the first six months of fiscal 2004.

INCOME FROM OPERATIONS. Income from operations increased $0.3 million, or 5.9%, to $5.4 million in the second quarter of fiscal 2005 from $5.1 million in the second quarter of fiscal 2004. The Company's operating margin decreased to 2.8% in the second quarter of fiscal 2005 as compared to 2.9% in the second quarter of fiscal 2004. This decrease is a result of the increase in operating expenses.

Income from operations decreased $0.2 million, or 2.4%, to $8.6 million in the first six months of fiscal 2005 from $8.8 million in the first six months of fiscal 2004. The Company's operating margin decreased to 2.4% in the first six months of fiscal 2005 as compared to 2.6% in the first six months of fiscal 2004. This decrease is primarily due to the increase in operating expenses.


INTEREST INCOME/EXPENSE. Net interest expense was $206 thousand during the second quarter of fiscal 2005 as compared to net interest income of $19 thousand during second quarter of fiscal 2004. This increase in net interest expense was a result of increased borrowings under our credit facility.

Net interest expense was $427 thousand in the first six months of fiscal 2005 compared to net interest income of $31 thousand in the first six months of fiscal 2004. This increase in net interest expense was a result of increased borrowings under our credit facility.

INCOME TAXES. The Company's effective tax rate was 40.5% in the second quarter of fiscal 2005 compared to 39.5% in the second quarter of fiscal 2004. This increase was principally related to the increased rate in calculating state and local income taxes.

The Company's effective tax rate was 40.5% in the first six months of fiscal 2005 compared to 39.2% in the first six months of fiscal 2004. This increase was principally related to the increased rate in calculating state and local income taxes.

NET INCOME. Net income increased $20 thousand, or 0.8%, to $3.11 million in the second quarter of fiscal 2005 from $3.09 million in the second quarter of fiscal 2004 due to the factors described above.

Net income decreased $0.5 million, or 9.3%, to $4.9 million in the first six months of fiscal 2005 from $5.4 million in the first six months of fiscal 2004 due to the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $5.5 million in the first six months of fiscal 2005. Cash used in investing activities was $2.3 million, which included $1.1 million for prior year acquisitions and $1.2 million for capital expenditures. Cash used in financing activities was $1.2 million, which included $2.5 million for repayment of short-term borrowings, $0.4 million for purchase of treasury stock and $0.7 million for payments of notes payable offset by $2.3 million of proceeds from exercise of stock options.

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At July 5, 2005, these lines of credit totaled $85.0 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $10.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average interest rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company has a $165.0 million Syndicated Credit Facility Agreement with GECDF. The credit facility has a three-year term and its components include a maximum of $75.0 million for inventory financing as described above and a revolving line of credit, collateralized primarily by accounts receivable, of up to $110.0 million; provided that the total amount outstanding at any time under the inventory financing facility and the revolving line of credit may not exceed $165.0 million. The credit facility also provides a letter of credit facility of $5.0 million. The interest rate under the credit facility is based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. As of July 5, 2005, the adjusted LIBOR rate was 5.34%. This credit facility expires June 28, 2007.

As of July 5, 2005, the Company had an outstanding balance under the Company's credit facility of $17.7 million. As of January 5, 2005, the Company had an outstanding balance under the Company's credit facility of $20.2 million. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, Pomeroy is subject to various financial covenants. Currently, Pomeroy is not in violation of any financial covenants.

Pomeroy believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy Pomeroy's capital requirements for the next twelve months. Historically, Pomeroy has financed acquisitions using a combination of cash, deferred earn-out payments, shares of its Common Stock and seller financing. Pomeroy anticipates that future acquisitions will be financed in a similar manner.

On October 11, 2004, the Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock. This stock redemption program was approved to remain in place and in full force/effect for a period of one year.


OFF-BALANCE  SHEET  ARRANGEMENTS  AND  CONTRACTUAL  OBLIGATIONS

Aggregated information about the Company's contractual obligations as of July 5, 2005 are presented in the following table:

(in thousands)                                   Payments due by period
                          -------------------------------------------------------------------

                                        LESS THAN                                 MORE THAN
CONTRACTUAL OBLIGATIONS      TOTAL        1 YEAR      1-3 YEARS     3-5 YEARS      5 YEARS
---------------------------------------------------------------------------------------------
Operating leases               14,907  $      4,620  $      8,649  $      1,638  $          -
Floor plan notes payable       21,434        21,434             -             -             -
Short-term borrowings          17,652        17,652             -             -             -
                          -------------------------------------------------------------------
Total contractual cash
obligations                    53,993  $     43,706  $      8,649  $      1,638  $          -
                          ===================================================================

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

ITEM 3-QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

The Company is exposed to interest rate risk primarily through its credit facility with GECDF. Due to the Company's current debt position, the Company did not experience a material impact from interest rate risk for the second quarter of fiscal 2005.

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

As a result of the identified material weaknesses, Pomeroy is taking steps to enhance its internal control over financial reporting in an effort to prevent a recurrence of the errors which led to the restatement of the Company's consolidated financial statements for the first quarter ended April 5, 2005. The Audit Committee and management have discussed the matters in detail with Pomeroy's auditor as part of their efforts to enhance Pomeroy's internal controls over financial reporting.

Changes  in  Internal  Control  Over  Financial  Reporting

Pomeroy IT Solutions, Inc. acquired Alternative Resources Corporation ("ARC") in July of 2004. As previously disclosed in the Company's Form 10-K/A for the year ended January 5, 2005, ARC, whose core competency was the staffing of technical resources for customers, was excluded from management's assessment of internal control over financial reporting. During the three-month period ended April 5, 2005, the integration of the two companies was substantially completed. This integration involved implementing a packaged resource management job order application, and interfacing it with Pomeroy's financial and payroll legacy systems. The completion of this implementation and its integration with other Pomeroy systems paved the way for the full integration of the combined companies' business processes. All financial transactions and financial reporting for the Company are currently maintained in Pomeroy's legacy systems.

The Company has engaged a third party consulting firm to review systems and processes supporting invoicing and revenue recognition for weaknesses which could lead to material misstatement of revenue. The project has been substantially completed as of the date of this filing. The systems and processes reviewed and validated were considered sufficient from an internal control standpoint.

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

                             Issuer Purchases of Equity Securities


                                                       (c) Total number of  (d) Maximum number
                                      (b) Average      shares purchased     of shares that may
                 (a) Total number of  price paid per   as part of publicly  yet be purchased
Period           shares purchased     share            announced plan       under the plan
1/6/05 - 2/5/05                    -  $             -                    -             100,000
2/6/05 - 3/5/05                    -  $             -                    -             100,000
3/6/05 - 4/5/05                    -  $             -                    -             100,000
4/6/05 - 5/5/05                    -  $             -                    -             100,000
5/6/05 - 6/5/05               27,400  $         12.18               27,400              72,600
6/6/05 - 7/5/05                3,900  $         10.79                3,900              68,700
                 -----------------------------------------------------------------------------
Total                         31,300  $             -               31,300              68,700
                 =============================================================================

During 2004 and through July 5, 2005, the Company did not pay any cash dividends. Pomeroy has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends is restricted under Pomeroy's current credit facility. Under such credit facility, cash dividends and stock redemptions are limited to $5 million annually.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 16, 2005, the Company held its annual meeting of stockholders for the following purposes:


          1.  To  elect  ten  directors;  and

          2. To approve certain amendments to the 2002 Amended and Restated Outside Directors' Stock Option Plan.

     The voting on the above matters by the stockholders was as follows:

     Matter
     ------

Election of Directors:     For      Withheld
----------------------  ----------  ---------
David B. Pomeroy, II     7,619,804  2,878,925
James H. Smith III       7,613,725  2,885,004
Michael E. Rohrkemper    7,622,409  2,876,320
Stephen E. Pomeroy       7,670,639  2,828,090
William H. Lomicka      10,160,356    338,373
Vincent D. Rinaldi       7,620,637  2,878,092
Debra E. Tibey          10,181,168    317,561
Edward E. Faber         10,326,264    172,465
Kenneth R. Waters       10,390,406    108,323
David G. Boucher        10,421,176     77,553


     APPROVE THE AMENDMENT TO THE COMPANY'S 2002 AMENDED AND RESTATED OUTSIDE DIRECTORS' STOCK OPTION PLAN

     5,255,420 shares were voted in favor of the forgoing proposal and 3,895,122 shares were voted against the forgoing proposal. Stockholders holding 19,230, shares abstained from voting in this proposal. The number of shares voted in favor of the proposal was sufficient for its passage.


ITEM 5-OTHER INFORMATION
None

ITEM 6-EXHIBITS

(a)  Exhibits

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


                                   POMEROY IT SOLUTIONS, INC.
                                   --------------------------
                                                (Registrant)




  Date: August 15, 2005            By:  /s/ Michael E. Rohrkemper

                                  ----------------------------------------------
                                   Michael E. Rohrkemper
                                   Chief Financial Officer and
                                   Chief Accounting Officer