Form 10-Q/A
period 2005-04-05
POMEROY IT SOLUTIONS INC
filed 2006-04-03
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 2)

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2005

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transition period from       to

Commission file number 0-20022

                           POMEROY IT SOLUTIONS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                          31-1227808
--------                                          ----------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)

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

YES  [ ]  NO  [x]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [ ]   Accelerated filer [x]   Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes  [ ]  No  [x]

The number of shares of common stock outstanding as of April 30, 2005 was 12,583,945

                           POMEROY IT SOLUTIONS, INC.

                                TABLE OF CONTENTS

Part I.     Financial Information

            Item 1.                Financial Statements:                      Page
                                                                              ----
                                   Consolidated Balance Sheets as of April
                                   5, 2005 (Unaudited) and January 5, 2005      2

                                   Consolidated Statements of Income for
                                   the Three Months Ended April 5, 2005
                                   and 2004 (Unaudited)                         4

                                   Consolidated Statements of
                                   Comprehensive Income for the Three
                                   Months Ended April 5, 2005 and 2004
                                   (Unaudited)                                  5

                                   Consolidated Statements of Cash Flows
                                   for the Three Months Ended April 5, 2005
                                   and 2004 (Unaudited)                         6

                                   Notes to Consolidated Financial
                                   Statements (Unaudited)                       7

            Item 2.                Management's Discussion and Analysis of
                                   Financial Condition and Results of
                                   Operations                                   15

            Item 3.                Quantitative and Qualitative Disclosure
                                   about Market Risk                            19

            Item 4.                Controls and Procedures                      19

Part II.    Other Information


            Item 1.                Legal Proceedings                            21

            Item 2.                Unregistered Sales of Equity Securities
                                   and Use of Proceeds                          21

            Item 3.                Defaults Upon Senior Securities              21

            Item 4.                Submission of Matters to a Vote of
                                   Security Holders                             21

            Item 5.                Other Information                            21

            Item 6.                Exhibits                                     21

SIGNATURES                                                                      22

                                EXPLANATORY NOTE

     Pomeroy IT Solutions, Inc. (the "Company") is filing this amendment No. 2 (the "Amendment") to its quarterly report on form 10-Q for the quarterly period ended April 5, 2005, originally filed on May 16, 2005 (the "original filing date"), and previously amended on June 21, 2005. As described in Note 12 to the Consolidated Financial Statements, the Company restated its previously filed consolidated financial statements as of and for the three months ended April 5, 2005 Form 10-Q/A dated June 21, 2005, because the Company identified errors in its consolidated financial statements related to under-accrued payroll and subcontractor costs. Subsequent to the filing on June 21, 2005, the Company identified further errors in its consolidated financial statements related to service revenue and cost calculations.

     The Company reviewed the service revenue and cost calculations and has concluded that they were improperly recorded as of and for the three months ended April 5, 2005. The errors primarily related to problems with new information technology systems and processes for service revenues and costs, which were implemented during this period. The new information technology systems converted and integrated the prior systems and processes used by the Company and Alternative Resources Corporation, the services business acquired by the Company during its fiscal year ended January 5, 2005. In addition, the Company has reviewed and adjusted depreciation expense related to internal use software.

     During the fourth quarter of 2005, the Company re-aligned the structure of its internal organization and began operating under one business segment. Previously, the Company operated under three operating segments: products, services and leasing. The aggregation of segments reflects the manner in which management and the board of directors now evaluate operating results in accordance with Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information". The consolidated financial statements for the three months ended April 5 2005 contained in this Amendment have been amended to reflect this change.

     The restatement affects disclosures and tabular amounts in Part I Item 1, Financial Statements and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. This Amendment speaks as of the original filing date. This Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the original filing.

                                POMEROY IT SOLUTIONS, INC.
                                CONSOLIDATED BALANCE SHEETS

(in thousands)                                                     April 5,    January 5,
                                                                     2005         2005
                                                                 ------------  -----------
                                                                  (Restated-
                                                                  Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $         30  $    13,108
Certificates of deposit . . . . . . . . . . . . . . . . . . . .         4,576        4,561

Accounts receivable:
  Trade, less allowance of  $2,031 at April 5, 2005 and $1,462
    at January 5, 2005 .. . . . . . . . . . . . . . . . . . . .       122,148      143,113
  Vendor receivables, less allowance of $100 at
    April 5, 2005 and January 5, 2005 . . . . . . . . . . . . .         5,708        5,790
  Net investment in leases. . . . . . . . . . . . . . . . . . .         3,118        3,814
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,905        2,902
                                                                 ------------  -----------
    Total receivables . . . . . . . . . . . . . . . . . . . . .       132,879      155,619
                                                                 ------------  -----------

Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .        16,650       17,188
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,458       10,302
                                                                 ------------  -----------
    Total current assets. . . . . . . . . . . . . . . . . . . .       164,593      200,778
                                                                 ------------  -----------

Equipment and leasehold improvements:
  Furniture, fixtures and equipment . . . . . . . . . . . . . .        29,975       30,113
  Leasehold Improvements. . . . . . . . . . . . . . . . . . . .         6,323        6,187
                                                                 ------------  -----------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . .        36,298       36,300

  Less accumulated depreciation . . . . . . . . . . . . . . . .        21,753       21,061
                                                                 ------------  -----------
    Net equipment and leasehold improvements. . . . . . . . . .        14,545       15,239
                                                                 ------------  -----------

Net investment in leases, net of current portion. . . . . . . .         2,425        1,650
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . .       109,902      109,913
Intangible assets, net. . . . . . . . . . . . . . . . . . . . .         3,434        3,702
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .         2,753        1,606
                                                                 ------------  -----------
    Total assets. . . . . . . . . . . . . . . . . . . . . . . .  $    297,652  $   332,888
                                                                 ============  ===========

                        See notes to consolidated financial statements.

                                 POMEROY IT SOLUTIONS, INC.
                                CONSOLIDATED BALANCE SHEETS

(in thousands)                                                     April 5,     January 5,
                                                                     2005          2005
                                                                 ------------  ------------
                                                                  (Restated-
                                                                  Unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of notes payable. . . . . . . . . . . . . . . .  $          -  $       912
Short-term borrowings . . . . . . . . . . . . . . . . . . . . .         1,584       20,153
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .        56,938       72,656
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .         3,030        3,490
Employee compensation and benefits. . . . . . . . . . . . . . .         6,991        8,245
Accrued restructuring and severance charges . . . . . . . . . .         5,096        7,585
Other current liabilities . . . . . . . . . . . . . . . . . . .         7,122        6,778
                                                                 ------------  ------------
      Total current liabilities . . . . . . . . . . . . . . . .        80,761      119,819
                                                                 ------------  ------------

Notes payable, less current portion . . . . . . . . . . . . . .             -          250
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .         1,503           97
Commitments and contingencies

Equity:
  Preferred stock,  $.01 par value; authorized 2,000 shares
    (no shares issued or outstanding) . . . . . . . . . . . . .             -            -
  Common stock, $.01 par value; authorized 20,000 shares
    (13,341 and 13,188 shares issued at April 5, 2005 and
    January 5, 2005, respectively). . . . . . . . . . . . . . .           133          132
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .        87,229       85,231
  Accumulated other comprehensive income (loss) . . . . . . . .            24          (78)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . .       136,748      136,183
                                                                 ------------  ------------
                                                                      224,134      221,468
  Less treasury stock, at cost ( 778 shares at April 5, 2005
    and January 5, 2005). . . . . . . . . . . . . . . . . . . .         8,746        8,746
                                                                 ------------  ------------
      Total equity. . . . . . . . . . . . . . . . . . . . . . .       215,388      212,722
                                                                 ------------  ------------
      Total liabilities and equity. . . . . . . . . . . . . . .  $    297,652  $   332,888
                                                                 ============  ============

                            See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(in thousands,except earnings per share data)     Three Months Ended
                                               ------------------------
                                                April 5,     April 5,
                                                  2005         2004
                                               -----------  -----------
                                               (Restated)
Net sales and service revenues:
  Sales-equipment, supplies and leasing . . .  $   111,243  $  124,599
  Service . . . . . . . . . . . . . . . . . .       54,589      30,615
                                               -----------  -----------
    Total net sales and service revenues. . .      165,832     155,214
                                               -----------  -----------

Cost of sales and service:
  Sales-equipment, supplies and leasing . . .      102,424     114,573
  Service . . . . . . . . . . . . . . . . . .       40,592      22,272
                                               -----------  -----------
    Total cost of sales and service:. . . . .      143,016     136,845
                                               -----------  -----------
      Gross profit. . . . . . . . . . . . . .       22,816      18,369
                                               -----------  -----------

Operating expenses:
  Selling, general and administrative . . . .       19,108      12,967
  Rent expense. . . . . . . . . . . . . . . .          936         768
  Depreciation. . . . . . . . . . . . . . . .        1,201         889
  Amortization. . . . . . . . . . . . . . . .          268          40
  Restructuring and severance charges . . . .          132           -
                                               -----------  -----------
      Total operating expenses. . . . . . . .       21,645      14,664
                                               -----------  -----------

Income from operations. . . . . . . . . . . .        1,171       3,705
                                               -----------  -----------

Other expense (income):
  Interest , net. . . . . . . . . . . . . . .          221         (12)
  Other . . . . . . . . . . . . . . . . . . .            1           2
                                               -----------  -----------
      Total other expense (income). . . . . .          222         (10)
                                               -----------  -----------

Income before income tax. . . . . . . . . . .          949       3,715
Income tax expense. . . . . . . . . . . . . .          384       1,439
                                               -----------  -----------
Net income. . . . . . . . . . . . . . . . . .  $       565  $    2,276
                                               ===========  ===========

Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . .       12,469      12,231
                                               ===========  ===========
  Diluted . . . . . . . . . . . . . . . . . .       12,717      12,401
                                               ===========  ===========

Earnings per common share:
  Basic . . . . . . . . . . . . . . . . . . .  $      0.05  $     0.19
                                               ===========  ===========
  Diluted . . . . . . . . . . . . . . . . . .  $      0.04  $     0.18
                                               ===========  ===========

                 See notes to consolidated financial statements.

                            POMEROY IT SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

(in thousands)                                              Three Months Ended
                                                         ------------------------
                                                          April 5,     April 5,
                                                            2005         2004
                                                         -----------  -----------
                                                         (Restated)
Net income . . . . . . . . . . . . . . . . . . . . . .   $       565  $     2,276
Other comprehensive income:
  Foreign currency translation adjustment, net of tax.           102            -
                                                         -----------  -----------

 Comprehensive income. . . . . . . . . . . . . . . . .   $       667  $     2,276
                                                         ===========  ===========

                 See notes to consolidated financial statements.

                               POMEROY IT SOLUTIONS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

(in thousands)                                                     Three Months Ended
                                                               -------------------------
                                                                April 5,      April 5,
                                                                  2005          2004
                                                               -----------  ------------
                                                               (Restated)
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $      565   $     2,276
  Adjustments to reconcile net income to net cash
    from operating activities:
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . .       1,201           889
  Amortization. . . . . . . . . . . . . . . . . . . . . . . .         268            40
  Restructuring and severance charges . . . . . . . . . . . .         132             -
  Deferred income taxes . . . . . . . . . . . . . . . . . . .       2,126           197
  Loss on sale of fixed assets. . . . . . . . . . . . . . . .           1             3
Changes in working capital accounts, net of
    effects of acquisitions:
    Accounts receivable . . . . . . . . . . . . . . . . . . .      21,740        14,480
    Inventories . . . . . . . . . . . . . . . . . . . . . . .         350        (9,932)
    Prepaids. . . . . . . . . . . . . . . . . . . . . . . . .       1,804           225
    Net investment in leases. . . . . . . . . . . . . . . . .         226          (281)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .     (15,718)          564
    Deferred revenue. . . . . . . . . . . . . . . . . . . . .        (460)         (906)
    Income tax payable. . . . . . . . . . . . . . . . . . . .      (2,213)          363
    Employee compensation and benefits. . . . . . . . . . . .      (1,254)        1,345
    Other, net. . . . . . . . . . . . . . . . . . . . . . . .      (3,835)          201
                                                               -----------  ------------
  Net operating activities. . . . . . . . . . . . . . . . . .       4,933         9,464
                                                               -----------  ------------
Cash flows from investing activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . .        (325)         (251)
  Proceeds from sale of fixed assets. . . . . . . . . . . . .           6             -
  Purchases of certificates of deposit. . . . . . . . . . . .         (15)       (1,506)
  Acquisition of businesses, net of
    cash acquired . . . . . . . . . . . . . . . . . . . . . .        (547)         (438)
                                                               -----------  ------------
  Net investing activities. . . . . . . . . . . . . . . . . .        (881)       (2,195)
                                                               -----------  ------------
Cash flows from financing activities:
  Payments of notes payable . . . . . . . . . . . . . . . . .        (662)         (662)
  Proceeds from exercise of stock options
    and related tax benefit . . . . . . . . . . . . . . . . .       1,999           320
  Payments of short-term borrowings . . . . . . . . . . . . .     (18,569)            -
                                                               -----------  ------------
  Net financing activities. . . . . . . . . . . . . . . . . .     (17,232)         (342)
                                                               -----------  ------------
Effect of exchange rate changes on cash and cash equivalents.         102             -
                                                               -----------  ------------
Change in cash and cash equivalents . . . . . . . . . . . . .     (13,078)        6,927
Cash and cash equivalents:
  Beginning of period . . . . . . . . . . . . . . . . . . . .      13,108        37,183
                                                               -----------  ------------
  End of period . . . . . . . . . . . . . . . . . . . . . . .  $       30   $    44,110
                                                               -----------  ------------

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

     Under the terms of the credit facility, Pomeroy is subject to various financial covenants including maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio , maximum ratio of total funded indebtedness to EBITDA, and a maximum net loss after tax. As of April 5, 2005, Pomeroy was in compliance with those financial covenants.

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

     Had compensation cost for the Company's stock option plans been determined based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, as amended by SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

     (in thousands, except per                       Three Months Ended April 5,
     share amounts)                                     2005            2004
                                                   --------------  ---------------
                                                     (Restated)
     Net income - as reported                      $         565   $         2,276
     Stock-based compensation expense-net of tax           1,092               539
                                                   --------------  ---------------
     Net income - pro forma                        $        (527)  $         1,737
                                                   ==============  ===============
     Net income per common share - as reported
       Basic                                       $        0.05   $          0.19
                                                   ==============  ===============
       Diluted                                     $        0.04   $          0.18
                                                   ==============  ===============
     Net income per common share - pro forma
       Basic                                       $       (0.04)  $          0.14
                                                   ==============  ===============
       Diluted                                     $       (0.04)  $          0.14
                                                   ==============  ===============

5.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

(in thousands, except per share data)           Three Months Ended April 5,
                                        ----------------------------------------
                                                2005                 2004
                                        -------------------  -------------------
                                                 Per Share            Per Share
                                        Shares    Amount     Shares    Amount
                                        ------  -----------  ------  -----------
                                                (Restated)
         Basic EPS                      12,469  $     0.05   12,231  $     0.19
         Effect of dilutive
           stock options                   248       (0.01)     170       (0.01)
                                        ------  -----------  ------  -----------
         Diluted EPS                    12,717  $     0.04   12,401  $     0.18
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

     Projected future amortization expense related to intangible assets with definite lives is as follows:

     (in thousands)
     Fiscal Years:
     2005            $  496  April 6, 2005 - January 5, 2006
     2006               543
     2007               504
     2008               461
     2009               421
     2010 +           1,009
                     ------
     Total           $3,434
                     ======

     The change in the net carrying amount of goodwill for the three months ended April 5, 2005 is as follows:

     (in thousands)
     Net carrying amount as of 1/5/05             $109,913
     Net goodwill recorded during first quarter        (11)
                                                  ---------
     Net carrying amount as of 4/5/05             $109,902
                                                  =========

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

9.   Segment  Information

     Effective in the fourth quarter of 2005, the Company re-aligned its business segments and operating segments into one business segment, which includes both product and service offerings. The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The Company's operating segments have similar economic characteristics and therefore can be aggregated into one reporting segment. Two or more operating segments may be aggregated into a single operating segment if the segments are similar in each of the following areas: (1) the nature of the products and services (2) the nature of the production processes (3) the type of class of customer for the products and service and (4) the nature of the regulatory environment.

     Prior to fiscal year 2005, the Company disclosed three reporting segments: products, services and leasing. Monthly income statements were generated and reviewed by management for both the products and service businesses for decision making purposes. The segment reporting (product and services) are no longer reviewed by management on a regular basis and required significant manual work to develop the information solely for quarterly external financial statement reporting purposes.

     During the fourth quarter of 2005, the Company realigned its management and reporting responsibilities into functional lines: Sales, Service Operations, Finance and Administrative. The Company also aligned sales and service delivery into five domestic geographic regions and finance and administration is centralized. Each of the geographic regions sell both products and services and each geographic region has similar economic characteristics. As a result the Company now reports one reportable segment and the information in this report has been revised to reflect the Company's current segment reporting.

10.  Reclassifications

     Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

11.  Restructuring  and  Severance  Charges

     During the first quarter of 2005, the Company recorded severance charges of $0.1 million resulting from the realignment of the structure of the Company's internal organization.

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

     As of April 5, 2005, the restructuring and severance charge accrual consisted of the following:

                               Total Initial    Cash             Accrued balance
     (in thousands)            Accrual          payments         at April 5, 2005
                               ----------------------------------------------------
     Severance                 $         1,979  $       (1,670)  $              309
     Facility consolidations               576            (295)                 281
                               ----------------------------------------------------
                               $         2,555  $       (1,965)  $              590
                               ====================================================

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

                               Total Initial   Cash        Liability balance
     (in thousands)            Liability       payments    at April 5, 2005
                               ----------------------------------------------
     Severance                 $        2,682  $  (1,786)  $              896
     Facility consolidations            3,715       (327)               3,388
                               ----------------------------------------------
                               $        6,397  $  (2,113)  $            4,284
                               ==============================================

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

     As of April 5, 2005, the balance of the ARC fiscal 2003 and fiscal 2002 accrued restructuring costs recorded consisted of the following:

       (in thousands)

       Fiscal 2003 Restructuring Charge
                                          Total Accrual as   Cash        Balance at
                                          of 7/23/04         payments    April 5, 2005
                                          ---------------------------------------------
       Severance                          $             647  $    (642)  $            5
                                          ---------------------------------------------
                                          $             647  $    (642)  $            5
                                          =============================================

       Fiscal 2002 Restructuring Charge
                                         Total Accrual as   Cash        Balance at
                                         of 7/23/04         payments    April 5, 2005
                                         ---------------------------------------------
       Facility consolidations           $             756  $    (573)  $          183
       Other charges                                   696       (662)              34
                                         ---------------------------------------------
                                         $           1,452  $  (1,235)  $          217
                                         =============================================

12.  Restatement

In our Form 10-Q/A dated June 21, 2005, we identified errors in our consolidated financial statements related to under-accrued payroll and subcontractor costs. Subsequent to the filing on June 21, 2005, we have identified further errors in our consolidated financial statements related to service revenue and cost calculations. In addition, the Company has reviewed and adjusted depreciation expense related to internal use software.

The following table sets forth the consolidated statement of income and selected balance sheet data previously reported on Form 10-Q and Form 10-Q/A (Amendment No.1) for the quarter ended April 5, 2005, and the restated amounts:

Pomeroy IT Solutions, Inc.
Consolidated Statement of Income
Three months ended April 5, 2005
(in thousands, except earnings per share data)

                                      As originally     As restated       As restated
                                         reported     amendment no. 1   amendment no. 2
                                      --------------  ----------------  ----------------
Total net sales and service revenues  $      165,590  $        165,590  $        165,832
Total cost of sales and service              139,733           141,154           143,016
                                      --------------  ----------------  ----------------
Gross profit                                  25,857            24,436            22,816
Total operating expenses                      20,770            21,273            21,645
                                      --------------  ----------------  ----------------
Income from operations                         5,087             3,163             1,171
Total other expense                              221               221               222
                                      --------------  ----------------  ----------------
Income before income tax                       4,866             2,942               949
Income tax expense                             1,971             1,192               384
                                      --------------  ----------------  ----------------
Net income                            $        2,895  $          1,750  $            565
                                      ==============  ================  ================

Earnings per share:
Basic                                 $         0.23  $           0.14  $           0.05
                                      ==============  ================  ================
Diluted                               $         0.23  $           0.14  $           0.04
                                      ==============  ================  ================

Pomeroy IT Solutions, Inc.
Selected Consolidated Balance Sheet Data
As of April 5, 2005
(in thousands)
                              As originally     As restated       As restated
                                reported      amendment no. 1   amendment no. 2
                              --------------  ----------------  ----------------
Total current assets          $      161,714  $        161,714  $        164,593
                              --------------  ----------------  ----------------
Total assets                  $      294,961  $        294,961  $        297,652
                              ==============  ================  ================

Total current liabilities     $       76,868  $         78,013  $         80,761
Total long-term liabilities              375               375             1,503
Total equity                         217,718           216,573           215,388
                              --------------  ----------------  ----------------
Total liabilities and equity  $      294,961  $        294,961  $        297,652
                              ==============  ================  ================

13.  Subsequent  Events

On November 15, 2005, the Company disclosed that it was unable to complete its financial statements for the third quarter of fiscal 2005 because it has identified errors relating to service billing and cost calculations. The errors relate to problems with new IT systems and processes for services revenues that were implemented during the latter part of the first quarter of fiscal 2005. The new IT systems converted and integrated the prior systems and processes used by the Company and Alternative Resources Corporation, the services business acquired by the Company during fiscal 2004.

On November 23, 2005, the Company received a Nasdaq Staff Determination notice from the Nasdaq Listing Qualifications Department that the Company was not in compliance with the continued listing requirements of NASD Marketplace Rule 4310(c)(14). The Company requested a hearing before the Nasdaq Listing Qualifications Hearings Panel (the "Panel") to review the Staff Determination, which was held on December 22, 2005. As a result of that hearing, on January 30, 2006, the Company received a decision letter from Nasdaq informing the Company that the Panel determined to grant the Company's request for continued listing on The Nasdaq National Market provided that the Company filed its quarterly report on Form 10-Q for the period ended October 5, 2005 (the "Third Quarter Form 10-Q") and all required restatements, by February 28, 2006.

On February 17, 2006, in accordance with the Company's Plan submitted to the Panel, the Company notified the Panel that Pomeroy's Audit Committee had concluded that the financial statements for the Company's quarters ended April 5, 2005 and July 5, 2005 should be restated and requested that the Panel grant an additional extension of time to file the Third Quarter Form 10-Q and restatements. On February 23, 2006, the Company reported on Form 8-K the conclusion of the Audit Committee that the financial statements for the Company's quarters ended April 5, 2005 and July 5, 2005 should be restated. On February 28, 2006, the Company received a decision letter from Nasdaq informing the Company that the Panel determined to grant the Company's request for continued listing on The Nasdaq National Market provided that the Company files the Third Quarter Form 10-Q and all required restatements by March 31, 2006. In order to fully comply with the terms of this exception, the Company must provide prompt notification to the Panel of any significant events that occur during the exception period and demonstrate compliance with all requirements for continued listing on The Nasdaq National Market. If the Company fails to satisfy the terms of the exception, its securities may be delisted.

     ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

This section has been updated to give effect to the restatements as discussed in
Note  12  to  the Notes to Consolidated Financial Statements included in Item 1.


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

RESULTS  OF  OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of income expressed as a percentage of net sales and service revenues:

                                              Percentage of Net Sales and
                                                   Service Revenues
Financial Results                             Three months ended April 5,
------------------------------------------  --------------  ---------------
                                                 2005            2004
                                            --------------  ---------------
                                              (Restated)
Net sales and service revenues:
  Sales-equipment, supplies and leasing              67.1%            80.3%
  Service                                            32.9%            19.7%
                                            --------------  ---------------
    Total net sales and service revenues            100.0%           100.0%
                                            ==============  ===============

Cost of sales and service:
  Sales-equipment, supplies and leasing              61.7%            73.8%
  Service                                            24.5%            14.3%
                                            --------------  ---------------
    Total cost of sales and service                  86.2%            88.1%
                                            ==============  ===============

Gross profit                                         13.8%            11.9%
                                            ==============  ===============

Operating expenses:
  Selling, general and administrative                11.5%             8.4%
  Rent                                                0.6%             0.5%
  Depreciation                                        0.7%             0.6%
  Amortization                                        0.2%             0.0%
  Restructuring and severance charges                 0.1%             0.0%
                                            --------------  ---------------
    Total operating expenses                         13.1%             9.5%
                                            ==============  ===============

Income from operations                                0.7%             2.4%
                                            --------------  ---------------
Net other expense                                     0.1%             0.0%
                                            ==============  ===============

Income before income tax                              0.6%             2.4%
Income tax expense                                    0.3%             0.9%
                                            --------------  ---------------
Net income                                            0.3%             1.5%
                                            ==============  ===============

                           POMEROY IT SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND SERVICE REVENUES. Total net sales and service revenues increased $10.6 million, or 6.8%, to $165.8 million in the first quarter of fiscal 2005 from $155.2 million in the first quarter of fiscal 2004. Product sales decreased $13.4 million, or 10.7%, to $111.2 million in the first quarter of fiscal 2005 from $124.6 million in the first quarter of fiscal 2004. This decrease is due to the pace of IT spending in the later portion of our fiscal quarter whereby multiple projects were slowed or delayed. Service revenues increased $24.0 million, or 78.4%, to 54.6 million in the first quarter of fiscal 2005 from $30.6 million in the first quarter of fiscal year 2004. This increase is primarily due to the acquisition of Alternative Resources Corporation ("ARC") on July 23, 2004.

GROSS PROFIT. Gross profit increased $4.4 million, or 23.9%, to $22.8 million in the first quarter of fiscal 2005 from $18.4 million in the first quarter of fiscal 2004. The increase resulted primarily from increases in service revenue as a result of the acquisition of ARC. Gross profit, as a percentage of revenue, increased to 13.8% in the first quarter of fiscal 2005 as compared to 11.9% in the first quarter of fiscal 2004. The increase in gross margin percentage resulted primarily from a change in product/service mix. The product/service mix change can be attributed to an increase in higher margin service revenue as a result of the acquisition of ARC. Going forward the
Company will continue to be aggressive in its pricing in order to increase market share, which could have an unfavorable impact on overall gross margin in the future. The Company expects to continue increasing the breadth and depth of its offerings, which will have a continued favorable impact on gross margin. Factors that may have an impact on gross margin in the future include changes in personnel utilization rates, the mix of products sold and services provided, start-up costs on large service contracts, a change in unit prices, the percentage of sales with lower-margin customers, and the Company's decision to aggressively price certain products and services.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and service revenues increased to 12.1% in the first quarter of fiscal 2005 from 8.9% in the first quarter of fiscal 2004. Total operating expenses expressed as a percentage of total net sales and service revenues increased to 13.1% in the first quarter of fiscal 2005 from 9.5% in the first quarter of fiscal 2004. The increases are primarily attributable to increased payroll costs and related benefits, resulting from the acquisition of ARC in 2004.

INCOME FROM OPERATIONS. Income from operations decreased $2.5 million, or 67.6%, to $1.2 million in the first quarter of fiscal 2005 from $3.7 million in the first quarter of fiscal 2004. The Company's operating margin decreased to 0.7% in the first quarter of fiscal 2005 as compared to 2.4% in the first quarter of fiscal 2004. This decrease is primarily due to the increase in operating expenses.

INTEREST INCOME/EXPENSE. Net interest expense was $0.2 million during first quarter of fiscal 2005 as compared to net interest income of $0.012 million during first quarter of fiscal 2004. This increase in net interest expense was a result of increased borrowings under our credit facility relating to the ARC acquisition and lower interest rates on invested funds.

INCOME TAXES. The Company's effective income tax rate was 40.5% in the first quarter of fiscal 2005 compared to 38.7% in the first quarter of fiscal 2004. This increase was principally related to the increase in state and local income taxes.

NET INCOME. Net income decreased $1.7 million, or 73.9%, to $0.6 million in the first three months of fiscal 2005 from $2.3 million in the first three months of fiscal 2004 due to the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $4.9 million in the first three months of fiscal 2005. Cash used in investing activities was $0.9 million, which included $0.5 million for prior year acquisitions and $0.3 million for capital expenditures. Cash used in financing activities was $17.2 million, which included $18.5 million for repayment of short-term borrowings and $0.7 million for payments of notes payable offset by $2.0 million of proceeds from exercise of stock options.

The amount of cash derived from operating activities will vary based on a number of business factors which may change from time to time, including terms of available financing from vendors, downturns in the Company's business and/or downturns in the businesses of the Company's customers. However, a growth or decline in services revenue in conjunction with a change in the proportion of services revenue to total revenue is an underlying driver of operating cash flow during the period of growth because a majority of the Company's service revenue is generated based upon the billings of the Company's technicians. The cash outlay for these labor/payroll costs is incurred bi-weekly with each pay period. The invoicing for the service is generated on various billing cycles with the customers, and the respective cash inflow typically follows within 30 to 60 days of invoice date, which may be as long as 60 to 120 days from the time the services are performed. This differs from product revenue in that the time period between the time that the Company incurs the cost to purchase the products and collects the revenue from its customer is typically shorter, usually from 0 to 60 days, and the Company primarily orders inventory for a particular customer rather than stocking large amounts of inventory. The
Company anticipates an increase in service revenue and in the proportion of service revenue to total revenue which, if it occurs, may result in a significant decrease in cash flows from operating activities during periods of significant growth or periods of excess technical capacity. In addition, certain services, primarily outsourcing contracts for the Company's Life Cycle Services, require that the Company maintain a specific parts inventory for servicing the customer; thus, an increase or decrease in the type of services provided can impact inventory levels and operating cash flows.

Operating cash flows decreased in the first quarter of fiscal 2005 as a result of a number of factors, specifically related to a decision to aggressively pursue cash discounts related to accounts payable and certain floor plan arrangements, and the acquisition of Alternative Resources Corporation ("ARC"). The Company consistently pursues cash discounts that enable to the Company to reduce costs by pre-paying or paying expenses earlier than due dates. In conjunction with the ARC acquisition in the latter part of 2004, the Company eliminated an ARC factoring arrangement with a financial institution, related to a specific customer. By eliminating this arrangement, the collection on these specific receivables changed from credit terms of Net 10 to Net 45, which exceeds the Company's historical credit terms.

A significant part of the Company's inventories are financed by floor plan arrangements with third parties. At April 5, 2005, these lines of credit totaled $85.0 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $10.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average interest rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

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

As of April 5, 2005, the Company had an outstanding balance under the Company's credit facility of $1.6 million. As of January 5, 2005, the Company had an outstanding balance under the Company's credit facility of $20.2 million. The credit facility is collateralized by substantially all of the assets of the Company, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the

Company is subject to various financial covenants. As of April 5, 2005, the Company was not in violation of any financial covenants.

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

ITEM 4-CONTROLS AND PROCEDURES

Evaluation  of  Disclosure  Controls  and  Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, the Company's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

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

As a result of the identified material weaknesses and subsequently identified errors related service revenue and cost calculations, the Company is taking steps to enhance its internal control over financial reporting in an effort to prevent a recurrence of the errors which led to the restatements of the Company's consolidated financial statements for the quarter ended April 5, 2005. The Audit Committee and management have discussed the matters in detail with Pomeroy's auditor as part of their efforts to enhance Pomeroy's internal controls over financial reporting. Management has developed a plan for addressing each of the material weaknesses; however, as of April 5, 2005, the material weaknesses and subsequently identified errors had not been remediated and management does not believe all material weaknesses will be remediated by year end. Accordingly, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 5, 2005, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms and rules. Despite the material weaknesses and subsequently identified errors, the financial statements reported on Form 10-Q for the fiscal quarter ended April 5, 2005, fairly present, in all material respects, the consolidated financial condition and results of operations of the Company for the fiscal quarters presented.

Changes  in  Internal  Control  Over  Financial  Reporting

Pomeroy IT Solutions, Inc. acquired Alternative Resources Corporation ("ARC") in July of 2004. As previously disclosed in the Company's Form 10-K/A for the year ended January 5, 2005, ARC, whose core competency was the staffing of technical resources for customers, was excluded from management's assessment of internal control over financial reporting. During the three-month period ended April 5, 2005, the integration of the two companies was substantially completed. This integration involved implementing a packaged resource management job order application, and interfacing it with Pomeroy's financial and payroll legacy systems. As of April 5, 2005, this system had not been fully tested from an internal control perspective. However, management believes that testing of these controls may reveal material weaknesses.

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

ITEM 3-DEFAULTS UPON SENIOR SECURITIES                                None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            None

ITEM 5-OTHER INFORMATION                                              None

ITEM 6-EXHIBITS

  (a) Exhibits

     10(iii) Material Employee Benefit and Other Agreements (j)(10)
             Amended and restated employment agreement by and between Pomeroy IT Solutions, Inc. and Michael E. Rohrkemper, dated March 7, 2005.

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

                                         POMEROY IT SOLUTIONS, INC.
                                         --------------------------
                                                     (Registrant)

Date: March 31, 2006                      By:  /s/Stephen E. Pomeroy
      --------------                     ------------------------------
                                          Stephen E. Pomeroy
                                          Chief Executive Officer and
                                          Chief Accounting Officer