Form 10-Q/A
period 2005-07-05
POMEROY IT SOLUTIONS INC
filed 2006-04-03
CIK 883979

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

YES      NO  X
    ---     ---

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                        ---                     ---                         ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes      No  X
         ---     ---

The number of shares of common stock outstanding as of August 5, 2005 was 12,579,159

                            POMEROY IT SOLUTIONS, INC.
                                TABLE OF CONTENTS


Part I.     Financial Information
            Item 1.                Financial Statements:                      Page
                                                                              ----

                                   Consolidated Balance Sheets as of July
                                   5, 2005 (Unaudited) and January 5, 2005      2

                                   Consolidated Statements of Income and
                                   Comprehensive Income for the Three
                                   Months Ended July 5, 2005 and 2004
                                   (Unaudited)                                  4

                                   Consolidated Statements of Income for
                                   the Six Months Ended July 5, 2005 and
                                   2004 (Unaudited)                             5

                                   Consolidated Statements of
                                   Comprehensive Income for the Six
                                   Months Ended July 5, 2005 and 2004
                                   (Unaudited)                                  6

                                   Consolidated Statements of Cash Flows
                                   for the Six Months Ended July 5, 2005
                                   and 2004 (Unaudited)                         7


                                   Notes to Consolidated Financial
                                   Statements (Unaudited)                       8

            Item 2.                Management's Discussion and Analysis of
                                   Financial Condition and Results of
                                   Operations                                  17

            Item 3.                Quantitative and Qualitative Disclosure
                                   about Market Risk                           23

            Item 4.                Controls and Procedures                     23

Part II.    Other Information

            Item 1.                Legal Proceedings                           25

            Item 2.                Unregistered Sales of Equity Securities
                                   and Use of Proceeds                         25

            Item 3.                Defaults Upon Senior Securities             25

            Item 4.                Submission of Matters to a Vote of
                                   Security Holders                            25

            Item 5.                Other Information                           26

            Item 6.                Exhibits                                    26

SIGNATURES                                                                     27

                                EXPLANATORY NOTE


     Pomeroy IT Solutions, Inc. (the "Company") is filing this amendment No. 1 (the "Amendment") to its quarterly report on form 10-Q for the quarterly period ended July 5, 2005, originally filed on August 15, 2005 (the "original filing date"), As described in Note 12 to the Consolidated Financial Statements, the Company is restating its previously filed consolidated financial statements as of and for the three months and six months ended July 5, 2005 Form 10-Q dated August 15, 2005, Subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 5, 2005, the Company determined that there were accounting errors related to service revenue and cost calculations and capitalized costs and depreciation expense related to internal-use software.

     The Company reviewed the service revenue and cost calculations and has concluded that they were improperly recorded as of and for the three and six months ended July 5, 2005. The errors primarily related to problems with new information technology systems and processes for service revenues and costs, which were implemented during the quarterly period ended April 5, 2005. The new information technology systems converted and integrated the prior systems and processes used by the Company and Alternative Resources Corporation, the services business acquired by the Company during its fiscal year ended January 5, 2005. In addition, the Company has reviewed and adjusted depreciation expense related to internal use software.

     During the fourth quarter of 2005, the Company re-aligned the structure of its internal organization and began operating under one business segment. Previously, the Company operated under three operating segments: products, services and leasing. The aggregation of segments reflects the manner in which management and the board of directors now evaluate operating results in accordance with Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information". The consolidated financial statements for the three and six months ended July 5, 2005 contained in this Amendment have been amended to reflect this change.

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

                                         POMEROY IT SOLUTIONS, INC.
                                         CONSOLIDATED BALANCE SHEETS



(in thousands)                                                         July 5,              January 5,
                                                                        2005                   2005
                                                                ---------------------  ---------------------
                                                                (Restated-Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $               4,218  $              13,108
Certificates of deposit. . . . . . . . . . . . . . . . . . . .                  4,595                  4,561

Accounts receivable:
  Trade, less allowance of  $2,031 at July 5, 2005 and $1,462
    at January 5, 2005 . . . . . . . . . . . . . . . . . . . .                142,662                143,113
  Vendor receivables, less allowance of $100 at
    July 5, 2005 and January 5, 2005 . . . . . . . . . . . . .                  7,301                  5,790
  Net investment in leases . . . . . . . . . . . . . . . . . .                  2,480                  3,814
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,134                  2,902
                                                                ---------------------  ---------------------
    Total receivables. . . . . . . . . . . . . . . . . . . . .                154,577                155,619
                                                                ---------------------  ---------------------

Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .                 18,206                 17,188
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  8,672                 10,302
                                                                ---------------------  ---------------------
    Total current assets . . . . . . . . . . . . . . . . . . .                190,268                200,778
                                                                ---------------------  ---------------------

Equipment and leasehold improvements:
  Furniture, fixtures and equipment. . . . . . . . . . . . . .                 30,513                 30,113
  Leasehold improvements . . . . . . . . . . . . . . . . . . .                  6,474                  6,187
                                                                ---------------------  ---------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . .                 36,987                 36,300

  Less accumulated depreciation. . . . . . . . . . . . . . . .                 22,932                 21,061
                                                                ---------------------  ---------------------
    Net equipment and leasehold improvements . . . . . . . . .                 14,055                 15,239
                                                                ---------------------  ---------------------

Net investment in leases, net of current portion . . . . . . .                  1,741                  1,650
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .                110,514                109,913
Intangible assets, net . . . . . . . . . . . . . . . . . . . .                  3,242                  3,702
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .                  2,593                  1,606
                                                                ---------------------  ---------------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . .  $             322,413  $             332,888
                                                                =====================  =====================

                 See notes to consolidated financial statements.

                                        POMEROY IT SOLUTIONS, INC.
                                        CONSOLIDATED BALANCE SHEETS


(in thousands)                                                       July 5,              January 5,
                                                                      2005                   2005
                                                              ---------------------  ---------------------
                                                              (Restated-Unaudited)
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of notes payable . . . . . . . . . . . . . .  $                   -  $                912
Short-term borrowings. . . . . . . . . . . . . . . . . . . .                 17,652                20,153
Accounts payable . . . . . . . . . . . . . . . . . . . . . .                 67,996                72,656
Deferred revenue . . . . . . . . . . . . . . . . . . . . . .                  3,103                 3,490
Employee compensation and benefits . . . . . . . . . . . . .                  4,263                 8,245
Accrued restructuring and severance charges. . . . . . . . .                  4,111                 7,585
Other current liabilities. . . . . . . . . . . . . . . . . .                  5,985                 6,778
                                                              ---------------------  ---------------------
    Total current liabilities. . . . . . . . . . . . . . . .                103,110               119,819
                                                              ---------------------  ---------------------

Notes payable, less current portion. . . . . . . . . . . . .                      -                   250
Deferred income taxes. . . . . . . . . . . . . . . . . . . .                  1,597                    97
Commitments and contingencies

Equity:
  Preferred stock,  $.01 par value; authorized 2,000 shares
    (no shares issued or outstanding). . . . . . . . . . . .                      -                     -
  Common stock, $.01 par value; authorized 20,000 shares
    (13,368 and 13,188 shares issued at July 5, 2005 and
    January 5, 2005, respectively) . . . . . . . . . . . . .                    134                   132
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . .                 87,556                85,231
  Accumulated other comprehensive income (loss). . . . . . .                     24                   (78)
  Retained earnings. . . . . . . . . . . . . . . . . . . . .                139,114               136,183
                                                              ---------------------  ---------------------
                                                                            226,828               221,468

  Less treasury stock, at cost ( 810 and 778 shares at July 5
    2005 and January 5, 2005, respectively). . . . . . . . .                  9,122                 8,746
                                                              ---------------------  ---------------------
      Total equity . . . . . . . . . . . . . . . . . . . . .                217,706               212,722
                                                              ---------------------  ---------------------
      Total liabilities and equity . . . . . . . . . . . . .  $             322,413  $            332,888
                                                              =====================  =====================

                 See notes to consolidated financial statements.

                               POMEROY IT SOLUTIONS, INC.
                CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands,except earnings per share data)               Three Months Ended
                                               --------------------------------------------
                                                      July 5,                July 5,
                                                       2005                   2004
                                               ---------------------  ---------------------
                                               (Restated-Unaudited)        (Unaudited)
Net sales and service revenues:
  Sales-equipment, supplies and leasing        $             135,093  $            143,722
  Service                                                     56,932                34,433
                                               ---------------------  ---------------------
    Total net sales and service revenues                     192,025               178,155
                                               ---------------------  ---------------------

Cost of sales and service:
  Sales-equipment, supplies and leasing                      124,956               133,444
  Service                                                     41,922                24,980
                                               ---------------------  ---------------------
    Total cost of sales and service                          166,878               158,424
                                               ---------------------  ---------------------

    Gross profit                                              25,147                19,731
                                               ---------------------  ---------------------

Operating expenses:
  Selling, general and administrative                         18,748                12,785
  Rent expense                                                   790                   777
  Depreciation                                                 1,236                 1,027
  Amortization                                                   192                    39
                                               ---------------------  ---------------------
    Total operating expenses                                  20,966                14,628
                                               ---------------------  ---------------------

Income from operations                                         4,181                 5,103
                                               ---------------------  ---------------------

Other expense (income):
  Interest , net                                                 206                   (19)
  Other                                                            -                    21
                                               ---------------------  ---------------------
    Total other expense (income)                                 206                     2
                                               ---------------------  ---------------------

Income before income tax                                       3,975                 5,101
Income tax expense                                             1,610                 2,015
                                               ---------------------  ---------------------
Net income and comprehensive income            $               2,365  $              3,086
                                               =====================  =====================

Weighted average shares outstanding:
  Basic                                                       12,573                12,258
                                               =====================  =====================
  Diluted                                                     12,656                12,401
                                               =====================  =====================

Earnings per common share:
  Basic                                        $                0.19  $               0.25
                                               =====================  =====================
  Diluted                                      $                0.19  $               0.25
                                               =====================  =====================

                 See notes to consolidated financial statements.

                               POMEROY IT SOLUTIONS, INC.
                            CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except earnings per share data)               Six Months Ended
                                                --------------------------------------------
                                                       July 5,                July 5,
                                                        2005                   2004
                                                ---------------------  ---------------------
                                                (Restated-Unaudited)        (Unaudited)
Net sales and service revenues:
  Sales-equipment, supplies and leasing         $             246,336  $            268,321
  Service                                                     111,521                65,048
                                                ---------------------  ---------------------
    Total net sales and service revenues                      357,857               333,369
                                                ---------------------  ---------------------

Cost of sales and service:
  Sales-equipment, supplies and leasing                       227,380               248,017
  Service                                                      82,514                47,252
                                                ---------------------  ---------------------
    Total cost of sales and service                           309,894               295,269
                                                ---------------------  ---------------------

Gross profit                                                   47,963                38,100
                                                ---------------------  ---------------------

Operating expenses:
  Selling, general and administrative                          37,856                25,752
  Rent expense                                                  1,726                 1,545
  Depreciation                                                  2,437                 1,916
  Amortization                                                    460                    79
  Restructuring and severance charges                             132                     -
                                                ---------------------  ---------------------
    Total operating expenses                                   42,611                29,292
                                                ---------------------  ---------------------

Income from operations                                          5,352                 8,808
                                                ---------------------  ---------------------

Other expense (income):
  Interest, net                                                   427                   (31)
  Other                                                             1                    23
                                                ---------------------  ---------------------
    Total other expense (income)                                  428                    (8)
                                                ---------------------  ---------------------

Income  before income tax                                       4,924                 8,816
Income tax expense                                              1,994                 3,454
                                                ---------------------  ---------------------

Net income                                      $               2,930  $              5,362
                                                =====================  =====================

Weighted average shares outstanding:
  Basic                                                        12,521                12,245
                                                =====================  =====================
  Diluted                                                      12,661                12,362
                                                =====================  =====================

Earnings per common share:
  Basic                                         $                0.23  $               0.44
                                                =====================  =====================
  Diluted                                       $                0.23  $               0.43
                                                =====================  =====================

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)                                                      Six Months Ended
                                                       --------------------------------------------
                                                              July 5,                July 5,
                                                               2005                   2004
                                                       ---------------------  ---------------------
                                                       (Restated-Unaudited)        (Unaudited)
Net income. . . . . . . . . . . . . . . . . . . . . .  $               2,930  $               5,362
Other comprehensive income:
  Foreign currency translation adjustment, net of tax                    102                      -
                                                       ---------------------  ---------------------

Comprehensive income. . . . . . . . . . . . . . . . .  $               3,032  $               5,362
                                                       =====================  =====================

                 See notes to consolidated financial statements.

                               POMEROY IT SOLUTIONS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                                     Six Months Ended
                                                              --------------------------
                                                                July 5,       July 5,
                                                                  2005          2004
                                                              ------------  ------------
                                                               (Restated-   (Unaudited)
                                                               Unaudited)
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .  $     2,930   $     5,362
  Adjustments to reconcile net income to net cash
    from operating activities:
  Depreciation . . . . . . . . . . . . . . . . . . . . . . .        2,437         1,916
  Amortization . . . . . . . . . . . . . . . . . . . . . . .          460            79
  Restructuring and severance charges. . . . . . . . . . . .          132             -
  Deferred income taxes. . . . . . . . . . . . . . . . . . .        2,641          (395)
  Loss on sale of fixed assets . . . . . . . . . . . . . . .            8            22
  Changes in working capital accounts, net of
    effects of acquisitions:
    Accounts receivable. . . . . . . . . . . . . . . . . . .       (1,765)          668
    Inventories. . . . . . . . . . . . . . . . . . . . . . .       (1,841)       (5,793)
    Other current assets . . . . . . . . . . . . . . . . . .          489          (462)
    Net investment in leases . . . . . . . . . . . . . . . .        2,413           254
    Accounts payable . . . . . . . . . . . . . . . . . . . .       (4,065)        5,332
    Deferred revenue . . . . . . . . . . . . . . . . . . . .         (387)         (908)
    Income tax payable . . . . . . . . . . . . . . . . . . .           18           290
    Employee compensation and benefits . . . . . . . . . . .       (3,982)         (286)
    Other, net . . . . . . . . . . . . . . . . . . . . . . .       (5,068)        1,133
                                                              ------------  ------------
  Net operating activities . . . . . . . . . . . . . . . . .       (5,580)        7,212
                                                              ------------  ------------
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . .       (1,033)       (1,062)
  Proceeds from sale of fixed assets . . . . . . . . . . . .            6            20
  Purchases of certificates of deposit . . . . . . . . . . .          (34)       (1,517)
  Acquisition of businesses, net of
    cash acquired. . . . . . . . . . . . . . . . . . . . . .       (1,139)         (541)
                                                              ------------  ------------
  Net investing activities . . . . . . . . . . . . . . . . .       (2,200)       (3,100)
                                                              ------------  ------------
Cash flows from financing activities:
  Payments of notes payable. . . . . . . . . . . . . . . . .         (662)         (663)
  Proceeds from exercise of stock options
    and related tax benefit. . . . . . . . . . . . . . . . .        2,327           396
  Purchase of treasury stock . . . . . . . . . . . . . . . .         (376)         (349)
  Proceeds from employee stock purchase plan . . . . . . . .            -           160
  Net payments of short-term borrowings. . . . . . . . . . .       (2,501)            -
                                                              ------------  ------------
  Net financing activities . . . . . . . . . . . . . . . . .       (1,212)         (456)
                                                              ------------  ------------
Effect of exchange rate changes on cash and cash equivalents          102             -
                                                              ------------  ------------
Change in cash and cash equivalents. . . . . . . . . . . . .       (8,890)        3,656
Cash and cash equivalents:
  Beginning of period. . . . . . . . . . . . . . . . . . . .       13,108        37,183
                                                              ------------  ------------
  End of period. . . . . . . . . . . . . . . . . . . . . . .  $     4,218   $    40,839
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

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47). FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN No. 47 to have a material impact on the Company's financial position, results of operations or cash flows.

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

     Under the terms of the credit facility, the Company is subject to various financial covenants including maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio, a maximum ratio of total funded indebtedness to EBITDA and maximum net loss after tax. As of July 5, 2005, the Company was in compliance with those financial covenants.

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

     Had compensation cost for the Company's stock option plans been determined based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, as amended by SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per                       Three Months Ended July 5,
share amounts)                                     2005           2004
                                              --------------  -------------
                                                (Restated)
Net income - as reported                      $        2,365  $       3,086
Stock-based compensation expense-net of tax              266            261
                                              --------------  -------------
Net income - pro forma                        $        2,099  $       2,825
                                              ==============  =============
Net income per common share - as reported
  Basic                                       $         0.19  $        0.25
                                              ==============  =============
  Diluted                                     $         0.19  $        0.25
                                              ==============  =============
Net income per common share - pro forma
  Basic                                       $         0.17  $        0.23
                                              ==============  =============
  Diluted                                     $         0.17  $        0.23
                                              ==============  =============

(in thousands, except per                       Six Months Ended July 5,
share amounts)                                    2005           2004
                                              ------------  --------------
                                               (Restated)
Net income - as reported                      $      2,930  $        5,362
Stock-based compensation expense-net of tax          1,358             800
                                              ------------  --------------
Net income - pro forma                        $      1,572  $        4,562
                                              ============  ==============
Net income per common share - as reported
  Basic                                       $       0.23  $         0.44
                                              ============  ==============
  Diluted                                     $       0.23  $         0.43
                                              ============  ==============
Net income per common share - pro forma
  Basic                                       $       0.13  $         0.37
                                              ============  ==============
  Diluted                                     $       0.12  $         0.37
                                              ============  ==============


5.   Earnings per Common Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations: (in thousands, except per share data)

                               Three Months Ended July 5,
                         ---------------------------------------
                               2005                 2004
                         -------------------  ------------------
                                  Per Share           Per Share
                         Shares    Amount     Shares    Amount
                         ------  -----------  ------  ----------
                                 (Restated)
     Basic EPS           12,573  $      0.19  12,258  $     0.25
     Effect of dilutive
       stock options         83            -     143           -
                         ------  -----------  ------  ----------
     Diluted EPS         12,656  $      0.19  12,401  $     0.25
                         ======  ===========  ======  ==========

                                  Six Months Ended July 5,
                         ----------------------------------------
                                 2005                2004
                         -------------------  -------------------
                                  Per Share            Per Share
                         Shares    Amount     Shares    Amount
                         ------  -----------  ------  -----------
                                 (Restated)
     Basic EPS           12,521  $      0.23  12,245  $     0.44
     Effect of dilutive
       stock options        140            -     117       (0.01)
                         ------  -----------  ------  -----------
     Diluted EPS         12,661  $      0.23  12,362  $     0.43
                         ======  ===========  ======  ===========


6.   Goodwill and Long-Lived Assets

     Intangible assets with definite lives are amortized using straight-line and accelerated methods over their estimated useful lives. The following table provides a summary of the Company's intangible assets with definite lives as of July 5, 2005 and January 5, 2005:

(in thousands)                    Gross                      Net       Gross                      Net
                                Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                                 Amount    Amortization    Amount     Amount    Amortization    Amount
                                7/5/2005     7/5/2005     7/5/2005   1/5/2005     1/5/2005     1/5/2005
                                -----------------------------------  -----------------------------------
Amortized intangible assets:
  Covenants not-to-compete      $   2,024  $       1,841  $     183  $   2,024  $       1,769  $     255
  Customer lists                    2,877            861      2,016      2,877            559      2,318
  Other intangibles                 1,200            157      1,043      1,200             71      1,129
                                ---------  -------------  ---------  ---------  -------------  ---------
  Total amortized intangibles   $   6,101  $       2,859  $   3,242  $   6,101  $       2,399  $   3,702
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

     Projected future amortization expense related to intangible assets with definite lives is as follows:

(in thousands)
Fiscal Years:
2005            $  304  July 6, 2005 - January 5, 2006
2006               543
2007               504
2008               461
2009               421
2010 +           1,009
                ------
         Total  $3,242
                ======

     The change in the net carrying amount of goodwill for the six months ended July 5, 2005 is as follows:


(in thousands)
Net carrying amount as of 1/5/05              $109,913
Net goodwill recorded during first quarter         (11)
                                              ---------
Net carrying amount as of 4/5/05               109,902
Net goodwill recorded during second quarter        612
                                              ---------
Net carrying amount as of 7/5/05              $110,514
                                              =========


7.   Supplemental Cash Flow Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)                             Six Months Ended July 5,
                                          -------------------------
                                              2005         2004
                                          ------------  -----------
     Interest paid                        $       520   $       162
                                          ============  ===========
     Income taxes paid                    $     1,088   $     2,364
                                          ============  ===========
     Adjustments to purchase price
       of acquired assets and goodwill    $      (538)  $        70
                                          ============  ===========

     Business combinations accounted for
     as purchases:
       Assets acquired                    $     1,139   $       541
       Liabilities assumed                          -             -
                                          -------------------------
       Net cash paid                      $     1,139   $       541
                                          =========================

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

     As of July 5, 2005, the restructuring and severance charge accrual consisted of the following:

                          Total Initial   Cash        Accrued balance
(in thousands)            Accrual         payments    at July 5, 2005
                          --------------------------------------------
Severance                 $        1,979  $  (1,700)  $            279
                          --------------------------------------------
Facility consolidations              576       (345)               231
                          --------------------------------------------
                          $        2,555  $  (2,045)  $            510
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

                          Total Initial   Cash        Liability balance
(in thousands)            Liability       payments    at July 5, 2005
                          ----------------------------------------------
Severance                 $        2,682  $  (2,256)  $              426
                          ----------------------------------------------
Facility consolidations            3,715       (605)               3,110
                          ----------------------------------------------
                          $        6,397  $  (2,861)  $            3,536
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

     As of July 5, 2005, the balance of the ARC fiscal 2003 and fiscal 2002 accrued restructuring costs recorded consisted of the following:

          (in thousands)

          Fiscal 2003 Restructuring Charge

                                     Total Accrual as      Cash     Balance at July 5,
                                        of 7/23/04       payments          2005
                                     --------------------------------------------------
          Severance                  $             647  $    (647)  $                 -
                                     --------------------------------------------------
                                     $             647  $    (647)  $                 -
                                     ==================================================


          Fiscal 2002 Restructuring  Charge

                                     Total Accrual as      Cash      Balance at July 5,
                                        of 7/23/04       payments           2005
                                     --------------------------------------------------

          Facility consolidations    $             756  $    (722)  $                34
                                     --------------------------------------------------
          Other charges                            696       (666)                   31
                                     --------------------------------------------------
                                     $           1,452  $  (1,388)  $                65
                                     ==================================================

12.  Restatement

     Subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 5, 2005, the Company determined that there were accounting errors related to service revenue and cost calculations, In addition, the Company has reviewed and adjusted depreciation expense related to internal use software.

     The following table sets forth the consolidated statements of income and selected balance sheet data previously reported on Form 10-Q for the three months and six months ended July 5, 2005, and the restated amounts:

Pomeroy IT Solutions, Inc.
Consolidated Statements of Income
(in thousands, except earnings per share data)

                                        Three months ended       Six months ended
                                           July 5, 2005            July 5, 2005
                                      ----------------------  ----------------------
                                      Previously              Previously
                                       Reported    Restated    Reported    Restated
                                      -----------  ---------  -----------  ---------
Total net sales and service revenues  $   193,671  $ 192,025  $   359,261  $ 357,857
Total cost of sales and service           167,449    166,878      308,603    309,894
                                      -----------  ---------  -----------  ---------
Gross profit                               26,222     25,147       50,658     47,963
Total operating expenses                   20,788     20,966       42,061     42,611
                                      -----------  ---------  -----------  ---------
Income from operations                      5,434      4,181        8,597      5,352
Total other expense                           207        206          428        428
                                      -----------  ---------  -----------  ---------
Income before income tax                    5,227      3,975        8,169      4,924
Income tax expense                          2,116      1,610        3,308      1,994
                                      -----------  ---------  -----------  ---------
Net income                            $     3,111  $   2,365  $     4,861  $   2,930
                                      ===========  =========  ===========  =========

Earnings per share:
Basic                                 $      0.25  $    0.19  $      0.39  $    0.23
                                      ===========  =========  ===========  =========
Diluted                               $      0.25  $    0.19  $      0.38  $    0.23
                                      ===========  =========  ===========  =========

Pomeroy IT Solutions, Inc.
Selected Consolidated Balance Sheet Data
As of July 5, 2005
(in thousands)

                              Previously
                               Reported    Restated
                              -----------  ---------
Total current assets          $   190,209  $ 190,268
                              -----------  ---------
Total assets                  $   322,741  $ 322,413
                              ===========  =========

Total current liabilities     $   102,601  $ 103,110
Total long-term liabilities           504      1,597
Total equity                      219,636    217,706
                              -----------  ---------
Total liabilities and equity  $   322,741  $ 322,413
                              ===========  =========

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

RESULTS OF OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of income expressed as a percentage of net sales and service revenues:

                                                                  Percentage of net sales and service revenues
                                          --------------------------------------------------------------------------------------
Financial Results                                    Three months ended                           Six months ended
                                                            July 5,                                    July 5,
                                                  2005                  2004                  2005                  2004
                                          --------------------  --------------------  --------------------  --------------------
                                               (Restated-           (Unaudited)            (Restated-           (Unaudited)
                                               Unaudited)                                  Unaudited)
Net sales and service revenues:
  Sales-equipment, supplies and leasing                  70.4%                 80.7%                 68.8%                 80.5%
  Service                                                29.6%                 19.3%                 31.2%                 19.5%
                                          --------------------  --------------------  --------------------  --------------------
    Total net sales and service revenues                100.0%                100.0%                100.0%                100.0%
                                          ====================  ====================  ====================  ====================

Cost of sales and service:
  Sales-equipment, supplies and leasing                  65.1%                 74.9%                 63.5%                 74.4%
  Service                                                21.8%                 14.0%                 23.1%                 14.2%
                                          --------------------  --------------------  --------------------  --------------------
    Total cost of sales and service                      86.9%                 88.9%                 86.6%                 88.6%
                                          ====================  ====================  ====================  ====================

      Gross profit                                       13.1%                 11.1%                 13.4%                 11.4%
                                          --------------------  --------------------  --------------------  --------------------

Operating expenses:
  Selling, general and administrative                     9.8%                  7.2%                 10.6%                  7.7%
  Rent expense                                            0.4%                  0.4%                  0.5%                  0.5%
  Depreciation                                            0.6%                  0.6%                  0.7%                  0.6%
  Amortization                                            0.1%                  0.0%                  0.1%                  0.0%
                                          --------------------  --------------------  --------------------  --------------------
      Total operating expenses                           10.9%                  8.2%                 11.9%                  8.8%
                                          --------------------  --------------------  --------------------  --------------------

Income from operations                                    2.2%                  2.9%                  1.5%                  2.6%

Net other expense                                         0.1%                  0.0%                  0.1%                  0.0%
                                          --------------------  --------------------  --------------------  --------------------

Income  before income tax                                 2.1%                  2.9%                  1.4%                  2.6%
Income tax expense                                        0.9%                  1.2%                  0.6%                  1.0%

                                          --------------------  --------------------  --------------------  --------------------
Net income                                                1.2%                  1.7%                  0.8%                  1.6%
                                          ====================  ====================  ====================  ====================

                           POMEROY IT SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND SERVICE REVENUES. Total net sales and service revenues increased $13.8 million, or 7.7%, to $192.0 million in the second quarter of fiscal 2005 from $178.2 million in the second quarter of fiscal 2004. Product sales decreased $8.6 million, or 6.0%, to $135.1 million in the second quarter of fiscal 2005 from $143.7 million in the second quarter of fiscal 2004. This decrease is due to year over year decline as a result of reductions in IT spending. Service revenues increased $22.5 million, or 65.4%, to $56.9 million in the second quarter of fiscal 2005 from $34.4 million in the second quarter of fiscal year 2004. This increase reflects both organic growth and the acquisition of Alternative Resources Corporation ("ARC") on July 23, 2004.

Total net sales and service revenues increased $24.5 million, or 7.3%, to $357.9 million in the first six months of fiscal 2005 from $333.4 million in the first six months of fiscal 2004. Product sales decreased $22.0 million, or 8.2%, to $246.3 million in the first six months of fiscal 2005 from $268.3 million in the first six months of fiscal 2004. Service revenues increased $46.5 million, or 71.5%, to $111.5 million in the first six months of fiscal 2005 from $65.0 million in the first six months of fiscal year 2004.

GROSS PROFIT. Gross profit increased $5.4 million, or 27.4%, to $25.1 million in the second quarter of fiscal 2005 from $19.7 million in the second quarter of fiscal 2004. The increase resulted primarily from increases in service revenues as a result of the acquisition of ARC. Gross profit, as a percentage of revenue, increased to 13.1% in the second quarter of fiscal 2005 as compared to 11.1% in the second quarter of fiscal 2004. The increase in gross margin percentage resulted primarily from a change in product/service mix, that yielded a higher gross margin. The product/service mix change can be attributed to an increase in higher margin service revenues primarily as a result of the acquisition of ARC. Going forward the Company will continue to be aggressive in its pricing in order to increase market share, which could have an unfavorable impact on overall gross margin in the future. The Company expects to continue increasing the breadth and depth of its offerings, which will have a continued impact on gross margin. Factors that may have an impact on gross margin in the future include changes in personnel utilization rates, the mix of products sold and services provided, start-up costs on large service contracts, a change in unit prices, the percentage of sales with lower-margin customers, and the Company's decision to aggressively price certain products and services.

Gross profit increased $9.9 million, or 26.0%, to $48.0 million in the first six months of fiscal 2005 from $38.1 million in the first six months of fiscal 2004. The increase was primarily due to increased total net sales and service revenues offset somewhat by lower product gross profit in 2005. Gross profit, as a percentage of revenue, increased to 13.4% in the first six months of fiscal 2005 as compared to 11.4% in the first six months of fiscal 2004. The increase in gross margin percentage resulted primarily from a change in product/service mix, that yielded a higher gross margin. The product/service mix change can be attributed primarily to the acquisition of ARC. On a forward looking basis, the Company expects to be aggressive in it's pricing in order to increase market share, which could have an unfavorable impact on overall gross margin. Additionally, the Company expects to continue increasing the breadth and depth of its offerings, which will have a continued favorable impact on gross margin. Factors that may have an impact on gross margin in the future include changes in personnel utilization rates, the mix of products sold and services provided, a change in unit prices, the percentage of sales with lower-margin customers, and the Company's decision to aggressively price certain products and services.

OPERATING EXPENSES. Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and service revenues increased to 10.2% in the second quarter of fiscal 2005 from 7.6% in the second quarter of fiscal 2004. Total operating expenses expressed as a percentage of total net sales and service revenues increased to 10.9% in the second quarter of fiscal 2005 from 8.2% in the second quarter of fiscal 2004. The increases are primarily attributable to increased payroll costs and related benefits, resulting from the acquisition of ARC in 2004.

Selling, general and administrative expenses (including rent expense) expressed as a percentage of total net sales and service revenues increased to 11.1% in the first six months of fiscal 2005 from 8.2% in the first six months of fiscal 2004. Total operating expenses expressed as a percentage of total net sales and revenues increased to 11.9% in the first six months of fiscal 2005 from 8.8% in the first six months of fiscal 2004. The increases are primarily attributable to increased payroll costs and related benefits, resulting from the acquisition of ARC in 2004.

INCOME FROM OPERATIONS. Income from operations decreased $0.9 million, or 17.6%, to $4.2 million in the second quarter of fiscal 2005 from $5.1 million in the second quarter of fiscal 2004. The Company's operating margin decreased to 2.2% in the second quarter of fiscal 2005 as compared to 2.9% in the second quarter of fiscal 2004. This decrease is a result of the increase in operating expenses.

Income from operations decreased $3.4 million, or 38.6%, to $5.4 million in the first six months of fiscal 2005 from $8.8 million in the first six months of fiscal 2004. The Company's operating margin decreased to 1.5% in the first six months of fiscal 2005 as compared to 2.6% in the first six months of fiscal 2004. This decrease is primarily due to the increase in operating expenses.

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

INCOME TAXES. The Company's effective income tax rate was 40.5% in the second quarter of fiscal 2005 compared to 39.5% in the second quarter of fiscal 2004. This increase was principally related to the increased rate in calculating state and local income taxes.

The Company's effective income tax rate was 40.5% in the first six months of fiscal 2005 compared to 39.2% in the first six months of fiscal 2004. This increase was principally related to the increased rate in calculating state and local income taxes.

NET INCOME. Net income decreased $0.7 million, or 22.6%, to $2.4 million in the second quarter of fiscal 2005 from $3.1 million in the second quarter of fiscal 2004 due to the factors described above.

Net income decreased $2.4 million, or 45.3%, to $2.9 million in the first six months of fiscal 2005 from $5.4 million in the first six months of fiscal 2004 due to the factors described above.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $5.6 million in the first six months of fiscal 2005. Cash used in investing activities was $2.2 million, which included $1.1 million for prior year acquisitions and $1.0 million for capital expenditures. Cash used in financing activities was $1.2 million which included $2.5 million for repayment of short-term borrowings, $0.4 million for the purchase of treasury stock and $0.7 million for payments of notes payable offset by $2.3 million of proceeds from the exercise of stock options.

The amount of cash derived from operating activities will vary based on a number of business factors which may change from time to time, including terms of available financing from vendors, downturns in the Company's business and/or downturns in the businesses of the Company's customers. However, a growth or decline in services revenue in conjunction with a change in the proportion of services revenue to total revenue is an underlying driver of operating cash flow during the period of change because a majority of the Company's service revenue is generated based upon the billings of the Company's technicians. The cash outlay for these labor/payroll costs is incurred bi-weekly with each pay period. The invoicing for the service is generated on various billing cycles as dictated by the customers, and the respective cash inflow typically follows within 30 to 60 days of invoice date, which may be as long as 60 to 120 days from the time the services are performed. This differs from product revenue in that the time period between the time that the Company incurs the cost to purchase the products and collects the revenue from its customer is typically shorter, usually from 0 to 60 days, and the Company primarily orders inventory for a particular customer rather than stocking large amounts of inventory. The
Company anticipates an increase in service revenue and in the proportion of service revenue to total revenue which, if it occurs, may result in a significant decrease in cash flows from operating activities during periods of significant growth or periods of excess technical capacity. In addition, certain services, primarily outsourcing contracts for the Company's Life Cycle Services, require that the Company maintain a stock of specific parts inventory for servicing the customer; thus, an increase or decrease in the type of services provided can impact inventory levels and operating cash flows.

Operating cash flows used in the six months ended July 5, 2005 were $5.6 million as compared to cash flows provided by operating activities of $7.2 million for the corresponding period of fiscal 2004. The decrease in cash flows from operating activities in the first six months of 2005 resulted primarily from increases in inventory, slower collection of trade accounts receivables and timing of payments on accounts payable. In addition acquisition-related expenditures were made for restructuring charges (primarily facility consolidation) and payment of year-end employee compensation, bonuses and severance.

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

As of July 5, 2005, the Company had an outstanding balance under the Company's credit facility of $17.7 million. As of January 5, 2005, the Company had an outstanding balance under the Company's credit facility of $20.2 million. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, Pomeroy is subject to various financial covenants. As of July 5, 2005 the Company was not in violation of any financial covenants.

The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company's capital requirements for the next twelve months. Historically, the Company has financed acquisitions using a combination of cash, deferred earn-out payments, shares of its Common Stock and seller financing. The Company anticipates that future acquisitions will be financed in a similar manner.

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

As a result of the identified material weaknesses and subsequently identified errors related service revenue and cost calculations, the Company is taking steps to enhance its internal control over financial reporting in an effort to prevent a recurrence of the errors which led to the restatements of the Company's consolidated financial statements for the quarters ended April 5, 2005 and July 5,2005. The Audit Committee and management have discussed the matters in detail with Pomeroy's auditor as part of their efforts to enhance Pomeroy's internal controls over financial reporting. Management has developed a plan for addressing each of the material weaknesses; however, as of July 5, 2005, the material weaknesses and subsequently identified errors had not been remediated and management does not believe all material weaknesses will be remediated by year end. Accordingly, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 5, 2005, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms and rules. Despite the material weaknesses and subsequently identified errors, the financial statements reported on Form 10-Q for the fiscal quarter ended July 5, 2005, fairly present, in all material respects, the consolidated financial condition and results of operations of the Company for the fiscal quarters presented.

Changes  in  Internal  Control  Over  Financial  Reporting

Pomeroy IT Solutions, Inc. acquired Alternative Resources Corporation ("ARC") in July of 2004. As previously disclosed in the Company's Form 10-K/A for the year ended January 5, 2005, ARC, whose core competency was the staffing of technical resources for customers, was excluded from management's assessment of internal control over financial reporting. During the three-month period ended April 5, 2005, the integration of the two companies was substantially completed. This integration involved implementing a packaged resource management job order application, and interfacing it with Pomeroy's financial and payroll legacy systems. As of July 5, 2005, this system had not been fully tested from an internal control perspective. However, management believes that testing of these controls may reveal material weaknesses.

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

                       Issuer Purchases of Equity Securities

                                                 (c) Total number  (d) Maximum
                                                 of shares         number of shares
                 (a) Total number  (b) Average   purchased as      that may yet be
                    of shares       price paid   part of publicly  purchased under
Period              purchased       per share    announced plan    the plan
4/6/05 - 5/5/05                 -  $          -                 -           100,000
5/6/05 - 6/5/05            27,400  $      12.18            27,400            72,600
6/6/05 - 7/5/05             3,900  $      10.79             3,900            68,700

                 ----------------                ----------------------------------
Total                      31,300                          31,300            68,700
                 ================                ==================================

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

                                        POMEROY IT SOLUTIONS, INC.
                                        --------------------------
                                                      (Registrant)

Date: March 31, 2006                     By:  /s/ Stephen E. Pomeroy
      --------------                    -------------------------------------
                                         Stephen E. Pomeroy
                                         Chief Executive Officer and
                                         Chief Accounting Officer