Form 10-Q
period 2005-10-05
POMEROY IT SOLUTIONS INC
filed 2006-04-03
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2005

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-20022

                           POMEROY IT SOLUTIONS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                           31-1227808
----------------------------------------------     -------------------
(State or other jurisdiction of incorporation      (IRS Employer
or organization)                                   Identification No.)


                     1020 Petersburg Road, Hebron, KY 41048
                     --------------------------------------
                    (Address of principal executive offices)

                                 (859) 586-0600
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES      NO  X
     --     --

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer       Accelerated filer  X    Non-accelerated
                             ---                     ---
filer
      ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes      No X
         ---    ---

The number of shares of common stock outstanding as of February 28, 2006 was 12,620,469.

                              POMEROY IT SOLUTIONS, INC.
                                  TABLE OF CONTENTS

Part I.     Financial Information

            Item 1.                Financial Statements:                         Page
                                                                                 ----

                                   Consolidated Balance Sheets as of October
                                   5, 2005 (Unaudited) and January 5, 2005          1
                                   Consolidated Statements of Operations for
                                   the Three Months Ended October 5, 2005
                                   and 2004 (Unaudited)                             3

                                   Consolidated Statements of Comprehensive
                                   Income for the Three Months Ended
                                   October 5, 2005 and 2004 (Unaudited)             4

                                   Consolidated Statements of Income for
                                   the Nine Months Ended October 5, 2005
                                   and 2004 (Unaudited)                             5

                                   Consolidated Statements of Comprehensive
                                   Income for the Nine Months Ended October
                                   5, 2005 and 2004 (Unaudited)                     6

                                   Consolidated Statements of Cash Flows for
                                   the Nine Months Ended October 5, 2005
                                   and 2004 (Unaudited)                             7

                                   Notes to Consolidated Financial Statements
                                   (Unaudited)                                      8

            Item 2.                Management's Discussion and Analysis of
                                   Financial Condition and Results of
                                   Operations                                      17

            Item 3.                Quantitative and Qualitative Disclosure
                                   about Market Risk                               23

            Item 4.                Controls and Procedures                         23

Part II.    Other Information

            Item 1.                Legal Proceedings                               24

            Item 2.                Unregistered Sales of Equity Securities and
                                   Use of Proceeds                                 24

            Item 3.                Defaults Upon Senior Securities                 24

            Item 4.                Submission of Matters to a Vote of Security
                                   Holders                                         24

            Item 5.                Other Information                               24

            Item 6.                Exhibits                                        24

SIGNATURES                                                                         25

                            POMEROY IT SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


(in thousands)                                           October 5,   January 5,
                                                            2005         2005
                                                        ------------  -----------
                                                        (Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents                               $        129  $    13,108
Certificates of deposit                                        4,638        4,561

Accounts receivable:
  Trade, less allowance of  $4,289 at October 5, 2005
    and $1,462 at January 5, 2005                            130,007      143,113
  Vendor receivables, less allowance of $100 at
    October 5, 2005 and January 5, 2005                        5,769        5,790
  Net investment in leases                                     3,146        3,814
  Other                                                        2,590        2,902
                                                        ------------  -----------
        Total receivables                                    141,512      155,619
                                                        ------------  -----------

Inventories                                                   13,832       17,188
Other                                                          9,375       10,302
                                                        ------------  -----------
        Total current assets                                 169,486      200,778
                                                        ------------  -----------

Equipment and leasehold improvements:
  Furniture, fixtures and equipment                           30,735       30,113
  Leasehold improvements                                       6,591        6,187
                                                        ------------  -----------
        Total                                                 37,326       36,300

  Less accumulated depreciation                               23,915       21,061
                                                        ------------  -----------
        Net equipment and leasehold improvements              13,411       15,239
                                                        ------------  -----------

Net investment in leases, net of current portion                 977        1,650
Goodwill                                                     115,626      109,913
Intangible assets, net                                         3,078        3,702
Other assets                                                   2,373        1,606
                                                        ------------  -----------
        Total assets                                    $    304,951  $   332,888
                                                        ============  ===========


                 See notes to consolidated financial statements.

                               POMEROY IT SOLUTIONS, INC.
                               CONSOLIDATED BALANCE SHEETS


(in thousands)                                                 October 5,    January 5,
                                                                  2005          2005
                                                              ------------  ------------
                                                              (Unaudited)
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of notes payable                              $          -  $       912
Short-term borrowings                                                3,686       20,153
Accounts payable                                                    56,815       72,656
Deferred revenue                                                     3,368        3,490
Employee compensation and benefits                                   7,760        8,245
Accrued restructuring and severance charges                          6,007        7,585
Other current liabilities                                            8,651        6,778
                                                              ------------  ------------
        Total current liabilities                                   86,287      119,819
                                                              ------------  ------------

Notes payable, less current portion                                      -          250
Deferred income taxes                                                2,134           97
Commitments and contingencies

Equity:
  Preferred stock,  $.01 par value; authorized 2,000 shares
    (no shares issued or outstanding)                                    -            -
  Common stock, $.01 par value; authorized 20,000 shares
    (13,400 and 13,188 shares issued at October 5, 2005
    and January 5, 2005, respectively)                                 134          132
  Paid-in capital                                                   87,861       85,231
  Accumulated other comprehensive income (loss)                         24          (78)
  Retained earnings                                                137,633      136,183
                                                              ------------  ------------
                                                                   225,652      221,468

  Less treasury stock, at cost ( 810 and 778 shares at
    October 5, 2005 and January 5, 2005, respectively)               9,122        8,746
                                                              ------------  ------------
        Total equity                                               216,530      212,722
                                                              ------------  ------------
        Total liabilities and equity                          $    304,951  $   332,888
                                                              ============  ============


                     See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except earnings per share data)      Three Months Ended
                                                --------------------------
                                                 October 5,    October 5,
                                                    2005          2004
                                                ------------  ------------
                                                (Unaudited)   (Unaudited)
Net sales and service revenues:
  Sales - equipment, supplies and leasing       $   129,281   $    139,403
  Service                                            55,720         61,101
                                                ------------  ------------
        Total net sales and service revenues        185,001        200,504
                                                ------------  ------------

Cost of sales and service:
  Sales - equipment, supplies and leasing           120,058        129,621
  Service                                            42,427         44,433
                                                ------------  ------------
        Total cost of  sales and service            162,485        174,054
                                                ------------  ------------

        Gross profit                                 22,516         26,450
                                                ------------  ------------

Operating expenses:
  Selling, general and administrative                19,005         18,818
  Rent expense                                          830            906
  Depreciation                                        1,187          1,052
  Amortization                                          164            122
  Provision for doubtful accounts                     2,000              -
  Restructuring and severance charges                 1,662          2,423
                                                ------------  ------------
        Total operating expenses                     24,848         23,321
                                                ------------  ------------

Income (loss) from operations                        (2,332)         3,129
                                                ------------  ------------

Other expense:
  Interest , net                                        152             32
  Other                                                   4              4
                                                ------------  ------------
        Total other expense                             156             36
                                                ------------  ------------

Income (loss) before income tax                      (2,488)         3,093
Income tax expense (benefit)                         (1,008)         1,221
                                                ------------  ------------
Net income (loss)                               $    (1,480)  $      1,872
                                                ============  ============

Weighted average shares outstanding:
  Basic                                              12,583         12,240
                                                ============  ============
  Diluted                                            12,583         12,366
                                                ============  ============

Earnings (loss) per common share:
  Basic                                         $     (0.12)  $       0.15
                                                ============  ============
  Diluted                                       $     (0.12)  $       0.15
                                                ============  ============

* Dilutive loss per common share for the three months ended October 5, 2005 would have been anti-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options.

                 See notes to consolidated financial statements.

                            POMEROY IT SOLUTIONS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(in thousands)                                              Three Months Ended
                                                        --------------------------
                                                         October 5,    October 5,
                                                            2005          2004
                                                        ------------  ------------
                                                        (Unaudited)   (Unaudited)
Net income (loss)
Other comprehensive income:                             $    (1,480)  $      1,872
  Foreign currency translation adjustment, net of tax             -              -
                                                        ------------  ------------
Comprehensive income (loss)                             $    (1,480)  $      1,872
                                                        ============  ============


                  See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except earnings per share data)       Nine Months Ended
                                                --------------------------
                                                 October 5,    October 5,
                                                    2005          2004
                                                ------------  ------------
                                                (Unaudited)   (Unaudited)
Net sales and service revenues:
  Sales - equipment, supplies and leasing       $    375,617  $    407,724
  Service                                            167,241       126,149
                                                ------------  ------------
        Total net sales and service revenues         542,858       533,873
                                                ------------  ------------

Cost of sales and service:
  Sales - equipment, supplies and leasing            347,438       377,638
  Service                                            124,941        91,685
                                                ------------  ------------
        Total cost of  sales and service             472,379       469,323
                                                ------------  ------------

        Gross profit                                  70,479        64,550
                                                ------------  ------------

Operating expenses:
  Selling, general and administrative                 56,861        44,570
  Rent expense                                         2,556         2,451
  Depreciation                                         3,624         2,968
  Amortization                                           624           201
  Provision for doubtful accounts                      2,000             -
  Restructuring and severance charges                  1,794         2,423
                                                ------------  ------------
        Total operating expenses                      67,459        52,613
                                                ------------  ------------

Income from operations                                 3,020        11,937
                                                ------------  ------------

Other expense:
  Interest , net                                         579             1
  Other                                                    5            27
                                                ------------  ------------
        Total other expense                              584            28
                                                ------------  ------------

Income before income tax                               2,436        11,909
Income tax expense                                       986         4,675
                                                ------------  ------------
Net income                                      $      1,450  $      7,234
                                                ============  ============

Weighted average shares outstanding:
  Basic                                               12,542        12,243
                                                ============  ============
  Diluted                                             12,652        12,419
                                                ============  ============

Earnings per common share:
  Basic                                         $       0.12  $       0.59
                                                ============  ============
  Diluted                                       $       0.11  $       0.58
                                                ============  ============


                 See notes to consolidated financial statements.

                            POMEROY IT SOLUTIONS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(in thousands)                                               Nine Months Ended
                                                        --------------------------
                                                         October 5,    October 5,
                                                            2005          2004
                                                        ------------  ------------
                                                        (Unaudited)   (Unaudited)
                                                        ------------  ------------
Net income                                              $      1,450  $     7,234
Other comprehensive income:
  Foreign currency translation adjustment, net of tax            102          (36)
                                                        ------------  ------------

Comprehensive income                                    $      1,552  $     7,198
                                                        ============  ============


                  See notes to consolidated financial statements.

                                POMEROY IT SOLUTIONS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)                                                      Nine Months Ended
                                                               --------------------------
                                                                October 5,    October 5,
                                                                   2005          2004
                                                               ------------  ------------
                                                               (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net income                                                   $     1,450   $     7,234
  Adjustments to reconcile net income to net cash
    from operating activities:
    Depreciation                                                     3,624         2,968
    Amortization                                                       624           201
    Restructuring and severance charges                              1,794             -
    Provision for doubtful accounts                                  2,000             -
    Deferred income taxes                                            3,177            12
    Loss on sale of fixed assets                                         4            30
  Changes in working capital accounts, net of
    effects of acquisitions:
    Accounts receivable                                              9,560        13,232
    Inventories                                                      2,267        (5,959)
    Other current assets                                            (1,769)       (2,210)
    Net investment in leases                                         1,492           377
    Accounts payable                                               (15,245)        1,023
    Deferred revenue                                                  (122)         (501)
    Income tax payable                                                (174)          204
    Employee compensation and benefits                                (485)            -
    Other, net                                                      (3,835)         (669)
                                                               ------------  ------------
  Net operating activities                                           4,362        15,942
                                                               ------------  ------------
Cash flows from investing activities:
  Capital expenditures                                              (1,314)       (1,495)
  Proceeds from sale of fixed assets                                     6            20
  Purchases of certificates of deposit                                 (77)            -
  Acquisition of businesses, net of
    cash acquired                                                   (1,185)      (16,634)
                                                               ------------  ------------
  Net investing activities                                          (2,570)      (18,109)
                                                               ------------  ------------
Cash flows from financing activities:
  Proceeds from (repayments of) short-term borrowings              (16,467)        2,853
  Payments of acquisition notes payable                               (663)      (31,385)
  Proceeds from exercise of stock options
    and related tax benefit                                          2,463           441
  Purchase of treasury stock                                          (376)         (467)
  Proceeds from employee stock purchase plan                           170           160
                                                               ------------  ------------
    Net financing activities                                       (14,873)      (28,398)
                                                               ------------  ------------
Effect of exchange rate changes on cash and cash equivalents           102           (36)
                                                               ------------  ------------
Change in cash and cash equivalents                                (12,979)      (30,601)
Cash and cash equivalents:
  Beginning of period                                               13,108        40,200
                                                               ------------  ------------
  End of period                                                $       129   $     9,599
                                                               ============  ============


                     See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis  of  Presentation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the nine-month period ended October 5, 2005 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2006.

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

     SFAS No. 123R will apply to awards granted or modified by the Company after January 5, 2006. Compensation cost will also be recorded for prior option grants that vest after that date. The effect of adopting SFAS 123 on the Company's consolidated results of operations will depend on the level of future option grants and the fair value of the options granted at such future dates, as well as the vesting periods provided by such awards and, therefore, cannot currently be estimated. We do not believe the adoption will result in amounts that are materially different than the current pro forma disclosures under SFAS 123.

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

     The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as payment towards balances outstanding under the Company's credit facility. As of October 5, 2005, the Company had an outstanding balance under the Company's credit facility of $3.7 million. As of January 5, 2005, the Company had an outstanding balance under the Company's credit facility of $20.2 million.

     Under the terms of the credit facility, the Company is subject to various financial covenants including maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio, a maximum ratio of total funded indebtedness to EBITDA, and a maximum net loss after tax. As of October 5, 2005, the Company was in compliance with those financial covenants.

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

     Had compensation cost for the Company's stock option plans been determined based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, as amended by SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

      (in thousands, except per                             Three Months Ended October 5,
     share amounts)                                           2005              2004
                                                        -----------------  ---------------
     Net income (loss) - as reported                    $         (1,480)  $         1,872
     Stock-based compensation expense-net of tax                     897               299
                                                        -----------------  ---------------
     Net income (loss) - pro forma                      $         (2,377)  $         1,573
                                                        =================  ===============
     Net income (loss) per common share - as reported
       Basic                                            $          (0.12)  $          0.15
                                                        =================  ===============
       Diluted                                          $          (0.12)  $          0.15
                                                        =================  ===============
     Net income (loss) per common share - pro forma
       Basic                                            $          (0.19)  $          0.13
                                                        =================  ===============
       Diluted                                          $          (0.19)  $          0.13
                                                        =================  ===============

      (in thousands, except per                             Nine Months Ended October 5,
     share amounts)                                           2005              2004
                                                        -----------------  ---------------
     Net income - as reported                           $          1,450   $         7,234
     Stock-based compensation expense-net of tax                   2,255             1,099
                                                        -----------------  ---------------
     Net income (loss) - pro forma                      $           (805)  $         6,135
                                                        =================  ===============
     Net income per common share - as reported
       Basic                                            $           0.12   $          0.59
                                                        =================  ===============
       Diluted                                          $           0.11   $          0.58
                                                        =================  ===============
     Net income (loss) per common share - pro forma
       Basic                                            $          (0.06)  $          0.50
                                                        =================  ===============
       Diluted                                          $          (0.06)  $          0.49
                                                        =================  ===============

5.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:


(in thousands, except per share data)
                               Three Months Ended October 5,
                         -------------------------------------------
                                2005                  2004
                         ---------------------  --------------------
                                    Per Share             Per Share
                          Shares     Amount     Shares     Amount
                         --------  -----------  -------  -----------
     Basic EPS             12,583  $    (0.12)   12,240  $     0.15
                         --------  -----------  -------  -----------
     Effect of dilutive
       stock options            -           -       126           -
                         --------  -----------  -------  -----------
     Diluted EPS           12,583  $    (0.12)   12,366  $     0.15
                         ========  ===========  =======  ===========

* Not presented herein since effect on loss per common share is anti-dilutive for the three months ended October 5, 2005.

                                 Nine Months Ended October 5,
                         -------------------------------------------
                                2005                  2004
                         ---------------------  --------------------
                                    Per Share             Per Share
                          Shares     Amount     Shares     Amount
                         --------  -----------  -------  -----------
     Basic EPS             12,542  $     0.12    12,243  $     0.59
                         --------  -----------  -------  -----------
     Effect of dilutive
       stock options          110       (0.01)      176       (0.01)
                         --------  -----------  -------  -----------
     Diluted EPS           12,652  $     0.11    12,419  $     0.58
                         ========  ===========  =======  ===========

6.   Goodwill  and  Long-Lived  Assets

     Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company's intangible assets with definite lives as of October 5, 2005 and January 5, 2005:

(in thousands)
                                      Gross                       Net        Gross                      Net
                                     Carrying    Accumulated    Carrying   Carrying    Accumulated   Carrying
                                      Amount    Amortization     Amount     Amount    Amortization    Amount
                                    10/5/2005     10/5/2005    10/5/2005   1/5/2005     1/5/2005     1/5/2005
                                    -------------------------------------  -----------------------------------
     Amortized intangible assets:
     Covenants not-to-compete       $    2,024  $       1,855  $      169  $   2,024  $       1,769  $     255
     Customer lists                      2,877            968       1,909      2,877            559      2,318
     Other intangibles                   1,200            200       1,000      1,200             71      1,129
                                    ----------  -------------  ----------  ---------  -------------  ---------
     Total amortized intangibles    $    6,101  $       3,023  $    3,078  $   6,101  $       2,399  $   3,702
                                    ==========  =============  ==========  =========  =============  =========

     Amortized intangible assets are being amortized over periods ranging from 1 to 15 years for covenants not-to-compete, 7 to 15 years for customer lists and 7 years for other intangibles. For the quarter ended October 5, 2005, amortization expense related to intangible assets was $164 thousand. For the quarter ended October 5, 2004, amortization expense related to intangible assets was $122 thousand. For the nine months ended October 5, 2005, amortization expense related to intangible assets with definite lives was $624 thousand. For the nine months ended October 5, 2004, amortization expense related to intangible assets with definite lives was $201 thousand.

     Projected future amortization expense related to intangible assets with definite lives is as follows:

      (in thousands)
     Fiscal Years:
     2005              $  140  October 6, 2005 - January 5, 2006
     2006                 543
     2007                 504
     2008                 461
     2009                 421
     2010 +             1,009
                       ------
               Total   $3,078
                       ======

     The change of the net carrying amount of goodwill for the nine months ended October 5, 2005 is as follows:

    (in thousands)
     Net carrying amount as of 1/5/05          $109,913
     Goodwill recorded during first quarter         (11)
                                               ---------
     Net carrying amount as of 4/5/05           109,902
                                               ---------
     Goodwill recorded during second quarter        612
                                               ---------
     Net carrying amount as of 7/5/05           110,514
                                               ---------
     Goodwill recorded during third quarter       5,112
                                               ---------
     Net carrying amount as of 10/5/05         $115,626
                                               =========

     Goodwill recorded during the three and nine months ended October 5, 2005 was principally associated with the adjustment of accruals for restructuring charges and income taxes established in connection with the acquisition of Alternative Resources Corporation during the third quarter of fiscal year 2004.

     Pursuant to the provisions of SFAS 142, the Company performs its goodwill impairment testing on an annual basis. Historically, the Company has performed its annual goodwill impairment testing during the fourth quarter of its fiscal year and reflects the results of that testing in its consolidated financial statements included in its Annual Report on Form 10-K. During fiscal 2005, the Company realigned its reporting structure and for the fourth quarter of fiscal 2005, is testing its goodwill based on one reporting segment. In prior years, the Company's goodwill impairment testing was based on two reportable segments.

     As part of its goodwill impairment testing, the Company reviews various factors, such as the market price of the Company's common stock, discounted cash flows from projected earnings and values for comparable companies to determine whether impairment exists. The Company is working with evaluation firm to assess goodwill impairment. The Company has not received a determination from the valuation firm assisting the Company in its goodwill impairment testing as to goodwill impairment. However, due to the Company's declining stock price in the fourth quarter of 2005, and the Company's declining profitability in fiscal 2005, the Company recognizes that impairment could have occurred. If any impairment has occurred, the Company must determine the magnitude of such impairment. The Company believes that if impairment does occur, the magnitude of that impairment could be significant. The Company anticipates that the testing for its goodwill to determine whether there is impairment and, if so, the determination thereof, will be finalized shortly and any adjustments related thereto will be reflected in its consolidated financial statements included in Form 10-K for its fiscal year ended January 5, 2006.

7.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows: (in thousands)

                                        Nine Months Ended
                                           October 5,
(in thousands)
                                          ------  -------
                                           2005    2004
                                          ------  -------
     Interest paid                        $  721  $   270
                                          ======  =======
     Income taxes paid                    $1,422  $ 3,787
                                          ======  =======
     Adjustment to purchase price
       of acquired assets and goodwill    $4,528  $    70
                                          ======  =======

     Business combinations accounted for
     as purchases:
       Assets acquired                    $1,184  $78,256
       Liabilities assumed                     -   61,622
                                          ------  -------
       Net cash paid                      $1,184  $16,634
                                          ======  =======

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

11.  Restructuring  and  Severance  Charges

     During the first quarter of 2005, the Company also recorded severance charges of $0.1 million resulting from a realignment of the structure of the Company's internal organization.

     During the third quarter of 2005, the Company recorded severance charges of $0.2 million resulting from a realignment of the structure of the Company's organization.

     During the third quarter of 2005, the Company recorded restructuring charges aggregating $1.425 million due to unrecoverable assets related to the Company's former wholly-owned subsidiary, Technology Integration Financial Services ("TIFS"). Substantially all of the assets of TIFS were sold in April 2002.

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

     The Company also recorded during the third quarter of 2004 a non-recurring, one-time charge for severance in the amount of $1.447 million related to the resignation of founder and former CEO David B. Pomeroy II. Mr. Pomeroy continues to serve as Chairman of the Board and as a consultant.

     As of October 5, 2005, the restructuring and severance charge accrual, consisted of the following:

                               Total Initial      Cash     Accrued balance at
      (in thousands)               Accrual       payments    October 5, 2005
                               --------------  ----------  ------------------
     Severance                 $        2,216  $  (1,701)  $              515
     Facility consolidations              576       (403)                 173
                               --------------  ----------  ------------------
                               $        2,792  $  (2,104)  $              688
                               ==============  ==========  ==================


     Also, the Company's management recorded a restructuring charge liability in connection with the ARC acquisition to eliminate certain duplicative activities and reduced facility requirements. As a result, approximately $6.4 million of costs were recorded as part of the liabilities assumed in the ARC acquisition in October 2004. The restructuring charge consisted of costs of vacating duplicative leased facilities of ARC and severance costs associated with exiting activities. These costs are accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire ARC. Changes to the estimates of executing the currently approved plans of restructuring through July 23, 2005 have been recorded as an increase in goodwill. During the current period, the Company adjusted the estimates for facility consolidation related to certain operating leases as a result of changes in assumptions. Any future increases in estimates thereafter will be charged to operations.

                               Total Intitial      Cash        2005 Adjustment     Liability balance at
      (in thousands)              Liability      Payments   of Initial Liability      October 5, 2005
                               ---------------  ----------  ---------------------  ---------------------
     Severance                 $         2,682  $  (2,462)  $                   -  $                 220
     Facility consolidations             3,715       (881)                  2,165                  4,999
                               ---------------  ----------  ---------------------  ---------------------
                               $         6,397  $  (3,343)  $               2,165  $               5,219
                               ===============  ==========  =====================  =====================

     Additionally, as part of the acquisition of ARC, the Company acquired the remaining obligations of ARC's existing restructuring plans, which were initially recorded by ARC in fiscal 2003 and fiscal 2002. The total obligations assumed in connection with these restructuring plans were $2.1 million at July 23, 2004.

     As of October 5, 2005, the balance of the ARC fiscal 2003 and fiscal 2002 accrued restructuring costs recorded consisted of the following:

      (in thousands)

     Fiscal 2003 Restructuring Charge

                                       Total Accrual      Cash        Balance at
                                       as of 7/23/04    payments   October 5, 2005
                                       --------------  ----------  ----------------
     Severance                         $          647  $    (647)  $              -
                                       --------------  ----------  ----------------
                                       $          647  $    (647)  $              -
                                       ==============  ==========  ================

     Fiscal 2002 Restructuring Charge

                                                                        2005          Balance at
                                       Total Accrual      Cash       Adjustment of    October 5,
                                       as of 7/23/04     payments   Initial Accrual     2005
                                       --------------  ----------  ----------------  -----------
     Facility consolidations           $          756  $    (783)  $            100  $        73
     Other charges                                696       (669)                 -           27
                                       --------------  ----------  ----------------  -----------
                                       $        1,452  $  (1,452)  $            100  $       100
                                       ==============  ==========  ================  ===========

12.  Subsequent  Events

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

RESULTS  OF  OPERATIONS

The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of net sales and service revenues:

                                                  Three        Three        Nine         Nine
                                                 Months       Months       Months       Months
                                                  ended        ended        ended        ended
                                               -----------  -----------  -----------  -----------
                                               October 5,   October 5,   October 5,   October 5,
                                                  2005         2004         2005         2004
                                               -----------  -----------  -----------  -----------
                                               (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Net sales and service revenues:
  Sales-equipment, supplies and leasing              69.9%        69.5%        69.2%        76.4%
  Service                                            30.1%        30.5%        30.8%        23.6%
                                               -----------  -----------  -----------  -----------
        Total net sales and service revenues        100.0%       100.0%       100.0%       100.0%
                                               -----------  -----------  -----------  -----------

Cost of sales and service:
  Sales-equipment, supplies and leasing              64.9%        64.6%        64.0%        70.7%
  Service                                            22.9%        22.2%        23.0%        17.2%
                                               -----------  -----------  -----------  -----------
        Total cost of sales and service              87.8%        86.8%        87.0%        87.9%
                                               -----------  -----------  -----------  -----------

        Gross profit                                 12.2%        13.2%        13.0%        12.1%
                                               -----------  -----------  -----------  -----------

Operating expenses:
  Selling, general and administrative                10.3%         9.4%        10.4%         8.3%
  Rent expense                                        0.4%         0.5%         0.5%         0.5%
  Depreciation                                        0.6%         0.5%         0.7%         0.6%
  Amortization                                        0.1%         0.1%         0.1%         0.0%
  Provision for doubtful accounts                     1.1%         0.0%         0.4%         0.0%
  Restructuring and severance charges                 0.9%         1.2%         0.3%         0.5%
                                               -----------  -----------  -----------  -----------
        Total operating expenses                     13.4%        11.6%        12.3%         9.9%
                                               -----------  -----------  -----------  -----------

Income (loss) from operations                        -1.2%         1.6%         0.7%         2.2%

Net other expense                                     0.1%         0.0%         0.1%         0.0%

Income (loss)  before income tax                     -1.3%         1.5%         0.6%         2.2%
                                               -----------  -----------  -----------  -----------
Income tax expense (benefit)                         -0.5%         0.6%         0.2%         0.8%
                                               -----------  -----------  -----------  -----------
Net income (loss)                                    -0.8%         0.9%         0.4%         1.4%
                                               ===========  ===========  ===========  ===========

                           POMEROY IT SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL NET SALES AND SERVICE REVENUES. Total net sales and service revenues decreased $15.5 million, or 7.7%, to $185.0 million in the third quarter of fiscal 2005 from $200.5 million in the third quarter of fiscal 2004. Product sales decreased $10.1 million, or 7.2%, to $129.3 million in the third quarter of fiscal 2005 from $139.4 million in the third quarter of fiscal 2004. The decrease in product sales is primarily attributable to customers reducing IT expenditures during 2005. Service revenues decreased $5.4 million, or 8.8%, to $55.7 million in the third quarter of fiscal 2005 from $61.1 million in the third quarter of fiscal year 2004. This decline in service revenues relates primarily to reductions in Alternative Resources Corporation ("ARC") revenue as a result of service engagements that were not renewed.

Total net sales and service revenues increased $9.0 million, or 1.7%, to $542.9 million in the first nine months of fiscal 2005 from $533.9 million in the first nine months of fiscal 2004. Product sales decreased $32.1 million, or 7.9%, to $375.6 million in the first nine months of fiscal 2005 from $407.7 million in the first nine months of fiscal 2004. This decrease is primarily attributable to customers reducing expenditures during 2005. Service revenues increased $41.1 million, or 32.6%, to $167.2 million in the first nine months of fiscal 2005 from $126.1 million in the first nine months of fiscal year 2004. This increase is due to the acquisition of ARC in July 2004.

GROSS PROFIT. Gross profit decreased $4.0 million, or 15.1%, to $22.5 million in the third quarter of fiscal 2005 from $26.5 million in the third quarter of fiscal 2004. The decrease resulted primarily from the decrease in product sales and a decline in service gross margin. Gross profit, as a percentage of revenue, decreased to 12.2% in the third quarter of fiscal 2005 as compared to 13.2% in the third quarter of fiscal 2004. This decrease in gross margin resulted primarily from a decline in service revenue profitability as a result of reduced profit in the startup phase of new contracts and lower margin services in the service mix. Going forward, the Company expects to be aggressive in its pricing in order to increase market share, which could have an unfavorable impact on overall gross margin. The Company expects to continue increasing the breadth and depth of its offerings, which will have a continued impact on gross margin.

Gross profit increased $5.9 million, or 9.1%, to $70.5 million in the first nine months of fiscal 2005 from $64.6 million in the first nine months of fiscal 2004. The increase resulted primarily from the increase in revenues due to the acquisition of ARC. Gross profit, as a percentage of revenue, increased to 13.0% in the first nine months of fiscal 2005 as compared to 12.1% in the first nine months of fiscal 2004. This increase in gross margin is primarily due to an increase in service revenue which have higher margins than product sales. On a forward looking basis, the Company expects to be aggressive in its pricing in order to increase existing market share, which could have an unfavorable impact on overall gross margin.

OPERATING EXPENSES. Operating expenses increased $1.5 million, or 6.4%, to $24.8 million in the third quarter of fiscal 2005 from $23.3 million in the third quarter of fiscal 2004. The increase is primarily attributable to an increase in the allowance for doubtful accounts of $2.0 million and an increase in the reserves related to non-trade accounts receivable of $0.5 million in the third quarter of fiscal 2005, partially offset by a $0.8 million decrease in restructuring charges from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. Expressed as a percentage of total net sales and service revenues, these expenses increased to 13.4% in the third quarter of fiscal 2005 from 11.6% in the third quarter of fiscal 2004. Operating expenses increased $14.9 million, or 28.3%, to $67.5 million in the first nine months of fiscal 2005 from $52.6 million in the first nine months of fiscal 2004. The increase is primarily attributable to an increase in the allowance for doubtful accounts of $2.0 million, an increase in the reserves related to non-trade accounts receivable of $0.5 million and to the acquisition of ARC in 2004, partially offset by a $0.6 million decrease in restructuring charges from the first nine months of fiscal 2004 to the first nine months of fiscal 2005. Expressed as a percentage of total net sales and service revenues, these expenses increased to 12.4% in the first nine months of fiscal 2005 from 9.9% in the first nine months of fiscal 2004. The increases are primarily attributable to increased payroll costs and related benefits, resulting from the acquisition of ARC in 2004 as well as the adjustments in the accounts receivable allowances and reserves.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations decreased $5.4 million, or 174.2%, to a loss of $2.3 million in the third quarter of fiscal 2005 from operating income of $3.1 million in the third quarter of fiscal 2004. The Company's operating margin decreased to (1.2)% in the third quarter of fiscal 2005 as compared to 1.6% in the third quarter of fiscal 2004. This decrease is a result of the decrease in sales and in gross profit and the increase in operating expenses as described above.

Income from operations decreased $8.9 million, or 74.8%, to $3.0 million in the first nine months of fiscal 2005 from $11.9 million in the first nine months of fiscal 2004. The Company's operating margin decreased to 0.6% in the first nine months of fiscal 2005 as compared to 2.2% in the first nine months of fiscal 2004. This decrease is the result of increased operating expenses, partially offset by an increase in gross profit.

INTEREST EXPENSE. Net interest expense was $152 thousand during the third quarter of fiscal 2005 as compared to net interest expense of $32 thousand during third quarter of fiscal 2004. This increase in net interest expense was a result of increased borrowings under our credit facility and higher interest rates.

Net interest expense was $579 thousand in the first nine months of fiscal 2005 compared to net interest expense of $1 thousand in the first nine months of fiscal 2004. This increase in net interest expense was a result of increased borrowings under our credit facility and higher interest rates.

INCOME TAXES. The Company's effective income tax rate was 40.5% in the third quarter of fiscal 2005 compared to 39.5% in the third quarter of fiscal 2004. This increase was principally related to the increased rate in calculating state and local income taxes.

The Company's effective tax rate was 40.5% in the first nine months of fiscal 2005 compared to 39.3% in the first nine months of fiscal 2004. This increase was principally related to the increased rate in calculating state and local income taxes.

NET INCOME (LOSS). Net income (loss) decreased $3.4 million, or 179.0%, to a net loss of $1.5 million in the third quarter of fiscal 2005 from net income of $1.9 million in the third quarter of fiscal 2004 due to the factors described above.

Net income decreased $5.7 million, or 79.2%, to $1.5 million in the first nine months of fiscal 2005 from $7.2 million in the first six months of fiscal 2004 due to the factors described above.

GOODWILL ANALYSIS - Pursuant to the provisions of SFAS 142, the Company performs its goodwill impairment testing on an annual basis. Historically, the Company has performed its annual goodwill impairment testing during the fourth quarter of its fiscal year and reflects the results of that testing in its consolidated financial statements included in its Annual Report on Form 10-K. During fiscal 2005, the Company realigned its reporting structure and for the fourth quarter of fiscal 2005, is testing its goodwill based on one reporting segment. In prior years, the Company's goodwill impairment testing was based on two reportable segments.

As part of its goodwill impairment testing, the Company reviews various factors, such as the market price of the Company's common stock, discounted cash flows from projected earnings and values for comparable companies to determine whether impairment exists. The Company is working with evaluation firm to assess goodwill impairment. The Company has not received a determination from the valuation firm assisting the Company in its goodwill impairment testing as to goodwill impairment. However, due to the Company's declining stock price in the fourth quarter of 2005, and the Company's declining profitability in fiscal
2005, the Company recognizes that impairment could have occurred. If any impairment has occurred, the Company must determine the magnitude of such impairment. The Company believes that if impairment does occur, the magnitude of that impairment could be significant. The Company anticipates that the testing for its goodwill to determine whether there is impairment and, if so, the determination thereof, will be finalized shortly and any adjustments related thereto will be reflected in its consolidated financial statements included in Form 10-K for its fiscal year ended January 5, 2006.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $4.4 million in the first nine months of fiscal 2005. Cash used in investing activities was $2.6 million, which included $1.2 million for prior year acquisitions and $1.3 million for capital expenditures. Cash used in financing activities was $14.9 million, which included $17.1 million for repayment of short-term borrowings and acquisition notes payable, $0.4 million for purchase of treasury stock offset by $2.5 million of proceeds from exercise of stock options and employee stock purchase plan.

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

Cash flows provided by operating activities in the nine months ended October 5, 2005 were $4.4 million as compared to cash flows provided by operating activities of $15.9 million for the corresponding period of fiscal 2004. The decrease in cash flows from operating activities in the first nine months of 2005 compared to the first nine months of 2004 resulted primarily from lower net income and the timing of payments on accounts payable, offset by a reduction in inventories and deferred taxes.

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At October 5, 2005, these lines of credit totaled $85.0 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $10.0 million with IBM Credit Corporation ("ICC"). The ICC line of credit was subsequently reduced to $1.0 million. Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average interest rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company has a $165.0 million Syndicated Credit Facility Agreement with GECDF. The credit facility has a three-year term and its components include a maximum of $75.0 million for inventory financing as described above and a revolving line of credit, collateralized primarily by accounts receivable, of up to $110.0 million; provided that the total amount outstanding at any time under the inventory financing facility and the revolving line of credit may not exceed $165.0 million. The credit facility also provides a letter of credit facility of $5.0 million. The interest rate under the credit facility is based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. As of October 5, 2005, the adjusted LIBOR rate was 5.88%. This credit facility expires June 28, 2007.

As of October 5, 2005, the Company had an outstanding balance under the Company's credit facility of $3.7 million. As of January 5, 2005, the Company had an outstanding balance under the Company's credit facility of $20.2 million. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, Pomeroy is subject to various financial covenants. As of October 5, 2005, Pomeroy was not in violation of any financial covenants.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate risk primarily through its credit facility with GECDF. Due to the Company's current debt position, the Company did not experience a material impact from interest rate risk for the third quarter of fiscal 2005.

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

As of October 5, 2005, these material weaknesses and errors have not been remediated and management does not believe all material weaknesses will be remediated by year end. Accordingly, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 5, 2005, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms and rules. Despite the material weaknesses, the financial statements reported on Form 10-Q for the fiscal quarter ended October 5, 2005, fairly present, in all material respects, the consolidated financial condition and results of operations of the Company for the fiscal quarters presented.

Changes  in  Internal  Control  Over  Financial  Reporting

Currently, the Company is in the process of assessing and testing internal controls over financial reporting for 2005. The Company has identified control weaknesses. The Company has not completed its testing but believes that the material weaknesses identified in 2004 still exist at the end of fiscal year 2005. In addition, the Company believes that there will be additional material weaknesses in the areas such as IT system access, payroll and service parts inventory.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 11, 2004, the Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock. This stock redemption program was approved to remain in place and in full force/effect for a period of one year. There were no shares repurchased under this program during the quarter ended October 5, 2005.

During 2004 and through October 5, 2005, the Company did not pay any cash dividends. Pomeroy has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends is restricted under Pomeroy's current credit facility. Under such credit facility, cash dividends and stock redemptions are limited to $5 million annually.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5 - OTHER INFORMATION
None

ITEM 6 - EXHIBITS

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

                                               POMEROY IT SOLUTIONS, INC.
                                               ----------------------------
                                                               (Registrant)

Date: March 31, 2006                           By:  /s/ Stephen E. Pomeroy
      --------------                           ----------------------------
                                               Stephen E. Pomeroy
                                               Chief Executive Officer and
                                               Chief Accounting Officer