Form 10-K
period 2006-01-05
POMEROY IT SOLUTIONS INC
filed 2006-04-17
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE  ACT  OF  1934

For the fiscal year ended January 5, 2006

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

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

Indicate by checkmark if the registrant is well-known seasoned issuer, as
defined in rule 405 of the Securities Act   YES   [ ]    NO   [X]

Indicate by checkmark if the registrant is not required to file reports pursuant
to section 13 or section 15(d) of the Act.  YES   [ ]    NO   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days.  YES   [ ]     NO   [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  YES   [ ]     NO   [X]

The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $76.9 million as of July 5, 2005.

The number of shares of common stock outstanding as of February 28, 2006 was 12,620,469.

                      DOCUMENTS INCORPORATED BY REFERENCE

                           Part of Form 10-K Into Which Portions of Documents
Document                                   Are Incorporated
-------------                              ----------------

Definitive Proxy Statement for the 2006        Part III
Annual Meeting of Stockholders to be
filed with the Securities and Exchange
Commission on or before May 5, 2006.

                           POMEROY IT SOLUTIONS, INC.

                                    FORM 10-K

                           YEAR ENDED JANUARY 5, 2006

                                TABLE OF CONTENTS

PART I                                                             Page
                                                                   ----
Item 1.     Business                                                  1
Item 1A.    Risk Factors                                              9
Item 1B.    Unresolved Staff Comments                                12
Item 2.     Properties                                               12
Item 3.     Legal Proceedings                                        12
Item 4.     Submission of Matters to a Vote of Security Holders      12

PART II
Item 5.     Market for Registrant's Common Equity, Related           12
            Stockholder Matters and Issuer Purchases of Equity
            Securities

Item 6.     Selected Financial Data                                  14
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      17
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk                                                     26
Item 8.     Financial Statements and Supplementary Data              26
Item 9.     Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                   27
Item 9A     Controls and Procedures                                  27
Item 9B     Other Information                                        31

PART III
Item 10.    Directors and Executive Officers of the Registrant       31
Item 11.    Executive Compensation                                   31
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters           31
Item 13.    Certain Relationships and Related Transactions           31
Item 14.    Principal Accountant Fees and Services                   31

PART IV
Item 15.    Exhibits, Financial Statement Schedules                  32

SIGNATURES  President, Chief Executive Officer, and
            Chief Accounting Officer                                 38

            Directors                                                38

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
         --------------------------------------------------------------

Certain of the matters discussed under the captions "Business", "Properties", "Legal Proceedings", "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this document and in documents incorporated herein by reference, including, without limitation, those statements made in conjunction with the forward-looking statements under "Business", "Properties", "Legal Proceedings", "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the factors discussed under "Risk Factors". All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

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

Pomeroy was founded in 1981 and organized as a Delaware corporation in February 1992. Since then, Pomeroy IT Solutions, Inc., collectively with its subsidiaries, ("Pomeroy" or the "Company") has strategically acquired several companies to strengthen the core services offerings the Company delivers. Some of these acquisitions include Ballantyne Consulting Group in Charlotte, NC; and Micrologic Business Solutions in Kansas City, MO. Most recently, in 2004, the Company made the largest acquisition in its history, that of Alternative Resources Corporation (ARC) in Barrington, IL. The combined service capabilities of ARC and Pomeroy IT Solutions has strengthened our ability to provide:

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

Our Employees
-------------
Pomeroy employs over 2,900 people, including approximately 2,200 technical personnel located throughout the country. Pomeroy is committed to continuing to build its areas of expertise and offerings through continual hiring and training of personnel, and strategic acquisitions of companies that bring new skill sets and experience. Collectively, the employees of the Company hold thousands of certifications and specializations, including some of the highest recognitions in the industry such as CCIE, HP Master SAN, CISSP, VPN Security, Wireless LAN, IP Communications, ITIL Practitioner and PMP.

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

Our  Markets
------------
Pomeroy's target markets include governmental agencies, educational institutions, Fortune 1000 and small and medium business ("SMB") customers. These customers fall into government and education, financial services, health care and other sectors. Pomeroy's clients are located throughout the United States, with largest client population being based in the Midwest, Southeast, & Northeast .

Our  Growth  Strategy
---------------------
Pomeroy's growth strategy is to gain share in existing markets, expand its geographical coverage, and increase the breadth and depth of its service offerings while continuing its strategic model. Pomeroy will continue to focus on higher margin services, continued operating expense control and maintaining a strong balance sheet. Pomeroy believes by following this growth strategy, it will be able to improve its earnings performance in the future. The Company has experienced and expects continued pricing pressure due to industry consolidation and the efforts of manufacturers to sell directly to Pomeroy's customers. Any pricing pressures, reduced margins or loss of market share resulting from the Company's inability to compete effectively could have a material adverse effect on the Company's operations and financial results.

Our  Information
----------------
We make available free of charge on our web site at www.pomeroy.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the "SEC"). We also make available on our web site other reports filed with the SEC under the Securities Exchange Act of 1934, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. We do not intend for information contained in our web site to be part of this Form 10-K or any other report that we file with the SEC.

Our Partners
------------
Out of the extensive list of technology brands we provide, Pomeroy has selected an exclusive group of leading manufacturers with which to develop comprehensive alliance agreements. These alliances underscore our commitment to providing our customers with the most sought-after technologies. Pomeroy engages our alliance partners at the highest levels in order to meet our customers' needs in accordance with our standards of excellence.

The Pomeroy Marketing Alliance Program goals are:

     - To build strong on-going business relationships with a select group of vendors and manufacturers
     - To maintain extensive sales of, and technical readiness on, alliance product and solution sets
     - To bring the advantages of strong industry relationships to bear on individual customer projects for the benefit of the customer

The following are the manufacturers included within our Marketing Alliance Program.

     3Com
     AMD
     APC (American Power Conversion)
     Belkin
     Brother
     Computer Associates
     Cisco Systems
     CMS
     EMC
     Epson
     Hitachi
     Hewlett Packard- Compaq
     IBM
     Kingston Technology
     Lefthand Networks
     Lenovo
     Lexmark
     Logitech
     Microsoft
     NEC Display
     Nortel
     Okidata
     Qlogic
     Samsung
     Sony
     Viewsonic

Pomeroy believes that its relationships with such vendors enable it to offer a wide range of products to meet the diverse requirements of its customers as opposed to original equipment manufacturers ("OEMs"), which offer a limited range of products. Additionally, Pomeroy's ability to bundle products with services enables its customers to obtain the flexibility, expertise, and conveniences of multiple vendors from a single source provider of IT solutions.

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

Our  ISO  Certification
-----------------------
Purchasing products and/or services from Pomeroy assures that highly skilled professionals who adhere to world-class quality standards manage the IT initiatives of its customers. Since 1997, Pomeroy's Distribution Center has been registered to the International Organization of Standardization ("ISO") ISO 9001:2000 Quality Standard. The ISO Quality Standard has been accepted by the U.S. and over eighty other countries around the world as the basis for a world class Quality Management System ("QMS"). Pomeroy's QMS specifies the policies, procedures and processes necessary to satisfy customer requirements and ensures those processes are appropriately managed, controlled and continually improved. As a result of Pomeroy's ISO 9001:2000 registration, Pomeroy's customers can be assured that Pomeroy's QMS meets international standards. Documented procedures and records that demonstrate its commitment to the very highest quality standards back up the Company's ISO registration.

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

Our  Facilities
---------------
The Company believes that its distribution and integration center is adequately designed to support its customers' business and technology needs for the foreseeable future. Pomeroy's distribution and integration center utilizes state-of-the-art warehouse management and enterprise resource planning ("ERP") systems in order to stock, pick and update the status and location of physical and perpetual inventory. The radio-frequency based warehouse management system controls and manages the flow of physical inventory from the earliest point of demand generation, purchase order creation, to the final step in the supply chain process, shipping to meet its customers' delivery and integration needs.

The warehouse management system controls re-order points and directs its fulfillment needs to the product source which can deliver at the lowest possible capital cost while maintaining the speed to market required by Pomeroy's customers. The warehouse management system tracks the inventory in a real time mode, updating Pomeroy's ERP system, which then in turn updates its customers' specific technology driven supply chain management systems. The intelligence inherent within the system is flexible, allowing customization to almost any specific communication standard required by Pomeroy's diverse customer base. Essentially, Pomeroy has the ability to link its ERP and warehouse management systems to its customers' supply chain management ("SCM") systems. As a result, the Company has been able to provide its customers with product shipping information as well as the ability to efficiently process orders while safeguarding its inventory.


OUR  SERVICES
-------------

                              Enterprise Consulting
                              ---------------------
By  combining  the  right  people,  strategy  and  technologies,  Pomeroy  helps
companies  increase  efficiencies  and  decrease  costs.   Enterprise consulting
offerings  consist  of:

          Application  Development  -  Pomeroy  has  developers  who  assist  in
          ------------------------
          creating custom applications to meet customers' unique business needs.

          Business  Process  Re-engineering  -  Dedicated  to  helping customers
          ---------------------------------
          improve the bottom line, Pomeroy has consultants who help with process improvement and collaborative logistics.

          ERP Solutions - Experienced in Enterprise Resource Planning Solutions,
          -------------
          Pomeroy is a natural choice if customers are considering Oracle or SAP applications.

          Customer  Relationship  Management  ("CRM")Solutions  -Understanding a
          ----------------------------------------------------
          customer's experience across all touch points of its organization is key to customer satisfaction. Pomeroy is experienced in helping companies define and implement the right CRM solution for their business.

          E-Business  -  Pomeroy  can help customers create a web site or extend
          ----------
          its  business  processes  to  the  web.

          Business Intelligence - Pomeroy provides customers with the ability to
          ---------------------
          access and analyze mission-critical information on demand and in real-time. This is becoming increasingly more important with market competition and required reporting procedures for certain industries.

          Outsourcing  -  Pomeroy  has  IT personnel available to supplement its
          -----------
          customers' staffs, freeing up a customer's financial resources and time to concentrate on its core business.

                            Infrastructure Solutions
                            ------------------------
Pomeroy  has  experienced  certified  engineers  to  assist  the  customers with
infrastructure  needs  from  architecture  to  implementation.   Infrastructure
solutions  offerings  consist  of:

          High Performance File Servers - Pomeroy has the experience and ability
          -----------------------------
          to implement and support mid-range servers including clustering and server consolidation.

          Voice, Video, Data & Network Integration - Pomeroy enables businesses,
          ----------------------------------------
          especially call centers, to increase productivity, save costs through management of one data source, and increase customer satisfaction with integration of data, voice and video on a single IP based network. Pomeroy also architects and installs wireless network connections throughout or between buildings to provide more flexibility and productivity.

          Storage Strategies - Pomeroy understands the impact enterprise storage
          ------------------
          can have on a company's infrastructure and applications. Pomeroy has a team of storage architects and engineers across best of breed technologies to help its customers select the best option for their environments.

          Security Solutions - Pomeroy's Security Solutions consist of a layered
          ------------------
          approach, offering products and services that when combined create a comprehensive security program. Business Continuity and Disaster Recovery Planning are two of those six layers.

          Thin  Client  -  Pomeroy  provides  solutions  and services for secure
          ------------
          deployment of server-based applications via a web browser. These solutions are low in cost compared to traditional desktop computers and provide a centralized area for data backup and application upgrades.

          Managed  Services  - Pomeroy can be the single source provider for its
          -----------------
          customers' electronic interaction and commerce needs. Services offered include wide area network ("WAN") monitoring, Hosted Applications, and Remote Local Area Network ("LAN") Monitoring.

                               Lifecycle Services
                               ------------------
Pomeroy has a long history of proven performance with technology refreshes, roll-outs, and desktop services. Pomeroy's comprehensive portfolio of lifecycle services are as follows:

          Strategic  Sourcing  -  Pomeroy's experienced strategic sourcing group
          -------------------
          can assist its customers with platform selection, sourcing, and order management.

          Integration  &  Distribution  Logistics - Pomeroy takes great pride in
          ---------------------------------------
          preparing its customers' equipment to the exact specifications needed. We have a 161,000 square feet distribution and configuration facility to accommodate large rollouts.

          Implementation  Services  -  Pomeroy  understands  the importance of a
          ------------------------
          flawless implementation and uses solid project management methodology to ensure a reduction in project time lines, revisits and costs for our customers.

          Technical  Support  Services  -  Pomeroy  provides an array of support
          ----------------------------
          services including: help desk, desk side support, moves/adds/changes, and asset management. Pomeroy Extended Care enables customers to have extended warranties that are more customizable and less expensive than what they would receive from the manufacturer.

          DoD  Drive  Wiping  Services  - Pomeroy offers a Department of Defense
          ----------------------------
          ("DoD") Drive Wiping service as a part of our Brokerage/End-of-Life offering. A DoD wipe is a method of drive clearing and sanitization to the same standard (DoD 5220.22-M) which is used by the US Department of Defense, US Department of Energy ("DoE"), the US Nuclear Regulatory Commission ("NRC"), the US Central Intelligence Agency ("CIA"), and the National Security Administration ("NSA").

          Technology  Disposition  -  Pomeroy provides customers with a range of
          -----------------------
          solutions for disposition of equipment. These solutions include redeployment to another department within their companies, brokering the equipment, donating the equipment or disposing of the equipment in compliance with applicable Environmental Protection Agency ("EPA") regulations.

Our  Technical  Team
--------------------
Pomeroy's technical personnel maintain some of the highest credentials. Maintaining a knowledgeable and resourceful technical staff is an objective that Pomeroy cultivates through career development programs that promote education and skills training. These certifications include:

          CISCO                      CCIE, CCNA, CCNP, CCDP, CCDA, CCSP, INFOSEC Professional, and Cisco
                                     Specialist certifications (CQS) in IP Communications, Wireless LAN, and VPN
                                     Security
          NOVELL:                    CNE, MCNE, CNA, and Certified GroupWise Engineer
          MICROSOFT:                 MCP, MCSA, MCSA Security Specialization, MCSE Messaging Specialization,
                                     MCSE,  MCSE+1, MCDST, MOS, MCDBA and CRM Professional
          IBM:                       xSeries Certified System Engineer, eServer Certified Specialist, IBM Technical
                                     Specialist RS 6000 SP, IBM Advanced Technical Expert RS  6000, DB2
                                     certification and WebSphere System Expert
          HEWLETT PACKARD:           HP Certified Professionals (NT, NetWare, Alpha/Unix, and StorageWorks), HP
                                     Accredited Integration Specialist, HP Certified System Engineers (HP-UX) and
                                     Master Accredited Systems Engineers - SAN Architect Data Availability Solutions
          COMPUTER ASSOCIATES:       CUE
          NORTEL:                    Networks Specialist, IP Telephony Design Specialist, Nortel Networks Certified
                                     Support Expert, Nortel Certified Design Expert
          LOTUS:                     Notes Professional
          COMPTIA:                   A+ Certified Technicians, Network+, IT Project+, Linux+, Server+, i-Net+ and
                                     Security+
          SUN:                       Storage Engineers, Solaris System and Network Administrator
          (ISC)2                     Certified Information Systems Security Professional (CISSP)
          ORACLE:                    Oracle Certified Professional (OCP)
          EMC:                       Implementation Engineer, Storage Administrator, and Technology Architect
          ALTIRIS:                   Certified Practitioner
          ISACA:                     Certified Information Systems Auditor (CISA), Certified Information Security
                                     Manager (CISM)
          CITRIX:                    Certified Enterprise Administrator (CCEA), Certified Administrator (CCA)
          F5 NETWORKS:               Product Specialist
          HELP DESK INSTITUTE:       Helpdesk Manager and Helpdesk Analyst
          QLOGIC:                    SAN Solution Certified
          PMI:                       Project Management Associates and Professionals (PMP)
          SYMANTEC:                  Certified System Engineer, Certified Security Practitioner
          VMWARE:                    VMware Certified Professional
          BICSI:                     Installer Level 1 and 2, Technician, and Registered Communications Distribution
                                     Designer (RCDD(R)).
          VERITAS:                   Certified Professionals
          3COM:                      IP Telephony Certified Specialist
          PEREGRINE:                 Asset Center certified
          ITIL:                      IT Service Management Certifications - Foundations, Practitioner and Managers
          WARRANTY CERTIFIED
          TO SERVICE:                Apple, Brother, Dell, Epson, Gateway,  HP, Lenovo, IBM, Kyocera, Lexmark,
                                     Okidata, Toshiba, Xerox and Sony

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

Pomeroy's sales are generated primarily by its 151 person direct sales and sales support personnel. Pomeroy's business strategy is to provide its customers with a comprehensive portfolio of product and service offerings, including, enterprise consulting services, complete infrastructure solutions and lifecycle services. The Company believes that its ability to combine competitive pricing of computer hardware, software and related products with comprehensive higher margin services allows it to compete effectively against a variety of competitors, including independent dealers, superstores, mail order and direct sales by manufacturers. With many businesses seeking assistance to optimize their information technology investments, Pomeroy is using its resources to assist customers in their decision-making, project implementation and management of IT capital.

Most computer products are sold pursuant to purchase orders. For larger procurements, the Company may enter into written contracts with customers. These contracts typically establish prices for certain equipment and services and require short delivery dates for equipment and services ordered by the customer. These contracts do not require the customer to purchase computer products or services exclusively from Pomeroy and may be terminated without cause upon 30 to 90 days notice. Most contracts are for a term of 12 to 24 months and, in order to be renewed, may require submission of a new bid in response to the customer's request for proposal.

Pomeroy has also established relationships with industry leaders including the authorization to perform warranty and non-warranty repair work for several vendors. In some cases, the authorization of Pomeroy to continue performing warranty work for a particular manufacturer's products is dependent upon the performance of Pomeroy under a dealer agreement with that manufacturer.

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

COMPETITION

The computer products and services market is highly competitive. Distribution has evolved from manufacturers selling directly to customers, to manufacturers selling to aggregators (wholesalers), resellers and value-added resellers. Competition, in particular the pressure on pricing, has resulted in industry consolidation. In the future, Pomeroy may face fewer but larger competitors as a consequence of such consolidation. These competitors may have access to greater financial resources than Pomeroy. In response to continuing competitive pressures, including specific price pressure from the direct telemarketing, internet and mail order distribution channels, the computer distribution channel is currently undergoing segmentation into value-added resellers who emphasize advanced systems together with service and support for business networks, as compared to computer "superstores," who offer retail purchasers a relatively low cost, low service alternative and direct-mail suppliers which offer low cost and limited service. Certain direct response and internet-based fulfillment organizations have expanded their marketing efforts to target segments of the Company's customer base, which could have a material adverse impact on Pomeroy's operations and financial results. While price is an important competitive factor in Pomeroy's business, Pomeroy believes that its sales are principally dependent upon its ability to provide comprehensive customer support services. Pomeroy's principal competitive strengths include: (i) quality assurance; (ii) service and technical expertise, reputation and experience; (iii) competitive pricing of products through alternative distribution sources; (iv) prompt delivery of products to customers; (v) various financing alternatives; and (vi) its ability to provide prompt responsiveness to customers services needs and to build performance guarantees into services contracts.

Pomeroy competes for product sales directly with local and national distributors and resellers. In addition, Pomeroy competes with computer manufacturers that sell product through their own direct sales forces to end users and to distributors. Although Pomeroy believes its prices and delivery terms are competitive, certain competitors offer more aggressive hardware pricing to their customers.

Pomeroy competes, directly and indirectly, for services revenues with a variety of national and regional service providers, including services organizations of established computer product manufacturers, value-added resellers, systems integrators, internal corporate management information systems and consulting firms. Pomeroy believes that the principal competitive factors for information technology services include technical expertise, the availability of skilled technical personnel, breadth of service offerings, reputation, financial stability and price. To be competitive, Pomeroy must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continuing to enhance its service offerings and expand sales channels. Any pricing pressures, reduced margins or loss of market share resulting from Pomeroy's failure to compete effectively could have a material adverse effect on Pomeroy's operations and financial results.

Pomeroy believes it competes successfully by providing a comprehensive solution portfolio for its customers' information technology asset management and networking services needs. Pomeroy delivers cost-effective, flexible, consistent, reliable and comprehensive solutions to meet customers' information technology infrastructure service requirements. Pomeroy also believes that it distinguishes itself on the basis of its technical expertise, competitive pricing and its ability to understand its customers' needs.

EMPLOYEES

As of January 5, 2006, Pomeroy had 2,906 full-time employees consisting of the following: 2,214 technical personnel; 239 service delivery management personnel; 151 direct sales representatives and sales support personnel; 30 management personnel; and 272 administrative and distribution personnel. Pomeroy offers its full-time employees the options to participate in health and dental insurance, short and long term disability insurance, life insurance, 401(k) plan and an employee stock purchase plan. Pomeroy has no collective bargaining agreements and believes its relations with its employees are good.

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

ACQUISITIONS

Acquisitions have contributed significantly to Pomeroy's growth. The Company believes that acquisitions are one method of increasing its presence in existing markets, expanding into new geographic markets, adding experienced service personnel, gaining new product offerings and services, obtaining more competitive pricing as a result of increased purchasing volumes of particular products and improving operating efficiencies through economies of scale. In recent years, there has been consolidation among providers of computer products and services and Pomeroy believes that this consolidation will continue, which, in turn, may present additional opportunities for the Company to grow through acquisitions. The Company continually seeks to identify and evaluate potential acquisition candidates.

During fiscal 2005, the Company did not make any acquisitions. During fiscal 2004, the Company completed one acquisition. The total consideration paid consisted of $46.1 million, which was funded from cash on hand and borrowings from Pomeroy's existing line of credit.

The results of operations of the acquisition are included in the consolidated statements of operations from the respective date of the acquisition. See Note 12 to the Consolidated Financial Statements for unaudited pro forma results of operations of the Company as if the fiscal 2004 acquisition had occurred on January 6, 2003.

CHANGE  IN  SEGMENTS

During the fourth quarter of 2005, the Company realigned its management and reporting responsibilities into functional lines: Sales, Service Operations, Finance and Administrative. The Company also aligned sales and service delivery into five domestic geographic regions and finance and administration is centralized. Each of the geographic regions sell both products and services and each geographic region has similar economic characteristics. As a result the Company now reports one reportable segment and this information in this report has been revised to reflect the Company's current segment reporting.

ITEM  1A.  RISK  FACTORS

The following factors, among others, are likely to affect Pomeroy's operations and financial results and should be considered in evaluating Pomeroy's outlook.

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

Vendor  Receivables
-------------------
Any change in the level of vendor rebates or manufacturer market development funds offered by manufacturers that results in the reduction or elimination of rebates or manufacturer market development funds currently received by Pomeroy could have a material adverse effect on Pomeroy's operations and financial results. In particular, a reduction or elimination of rebates related to government and educational customers could adversely affect Pomeroy's ability to serve those customers profitably. In addition, there are specific risks, discussed below, related to the individual components of vendor receivables that include vendor rebates, manufacturer market development funds and warranty receivables. The determination of an appropriate allowance is based on the deterioration in the aging of the vendor receivables, the expected resolution of the disallowed claims (see primary reasons for vendor rebate claims being disallowed in "Vendor Rebates" below) and the general posture of the OEMs regarding resolution.

          Vendor  Rebates
          ---------------
          The most significant component of vendor receivables is vendor rebates. Vendor rebate programs are developed by OEMs allowing them to modify product pricing on a case-by-case basis (generally determined by individual customers) to maintain their competitive edge on specific transactions. Pomeroy contacts the OEM to request a rebate for a specific transaction, and if approved, the OEM provides Pomeroy with a document authorizing a rebate to be paid to Pomeroy at a later date when a claim is filed. If the business is won, Pomeroy records the sale and the cost of the sale is reduced by the amount of the rebate, which is recorded as a vendor receivable. Rebate programs involve a complex set of rules varying by manufacturer. As a result of the rules and complexity of applying the rules to each item sold, claims are often rejected and require multiple submissions before credit is given resulting in longer aging of vendor receivables than other types of receivables. In addition, sometimes a claim is rejected altogether and no credit is given. Primary reasons for claims being disallowed and corresponding re-files include serial number issues (missing, incomplete, transposed, data base match-up discrepancies, etc.), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (bid letters, customer information, etc.) Pomeroy has made substantial process and system enhancements geared towards minimizing refiling rebate claims, but there is no assurance that Pomeroy will be able to successfully claim all of the vendor rebates that were passed along to the customers in a form of a reduction in sales price. Pomeroy has written off vendor receivables in the past and may do so in the future.

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

Management  Information  System
-------------------------------
Pomeroy relies upon the accuracy and proper utilization of its management information system to provide timely distribution services, manage its inventory, track vendor receivables and track its financial information. To manage its growth, Pomeroy is continually evaluating the adequacy of its existing systems and procedures. Pomeroy selected a CRM and Professional Service Management system in the third quarter of 2002 and deployed the solution in phases throughout 2003. In 2004 and 2005, the Company invested in software products and process engineering to accommodate greater revenue volume and enhance efficiencies in many service areas including remote service desk, outsourcing and staff augmentation offerings. Pomeroy anticipates that it will regularly need to make capital expenditures to upgrade and modify its management information system, including software and hardware, as Pomeroy grows and the needs of its business change. There can be no assurance that Pomeroy will anticipate all of the demands which expanding operations may place on its management information system. The occurrence of a significant system failure or Pomeroy's failure to expand or successfully implement its systems could have a material adverse effect on Pomeroy's operations and financial results.

Material Weaknesses in Internal Control over Financial Reporting
----------------------------------------------------------------

Pomeroy faces certain risks in connection with the material weaknesses it has identified in its internal control over financial reporting (See Item 9A). The material weaknesses identified for fiscal years 2004 and 2005 contributed to the delay in Pomeroy's filing of the quarterly report on Form 10-Q for the third quarter of fiscal 2005 and the restatements of the quarterly results for the first and second quarters of fiscal 2005. Pomeroy has to complete the identification and implementation of modifications to controls and procedures needed to remediate the material weaknesses. Pomeroy cannot be certain of the timing of completion of the remedial measures and there can be no assurance that the measures that it has taken or plans to take will sufficiently and satisfactorily remediate the material weaknesses. Further, these efforts have, and may continue to, increase costs and divert management's attention away from operating our business. In the future, if the controls assessment process required by Section 404 of the Sarbanes-Oxley Act reveals further material weaknesses or significant deficiencies, the correction of such material weaknesses or deficiencies could require additional remedial measures that could be costly and time-consuming. In addition, the discovery of further material weaknesses could also require the restatement of prior period operating results. If Pomeroy continues to experience material weaknesses in its internal control over financial reporting, Pomeroy could lose investor confidence in the accuracy and completeness of its financial reports, which would have an adverse effect on its stock price.

If Pomeroy is unable to provide reliable and timely financial reports, its business and prospects could suffer material adverse effects. For example, under Pomeroy's current credit facility, financial statements must be presented in a timely manner. Delay in these filings would result in a default. An event of default could adversely affected Pomeroy's ability to obtain financing on acceptable terms.

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

The Company may not be able to maintain, or attract new relationships with the computer hardware and software vendors that it believes are necessary for their business. Since Pomeroy utilizes vendor relationships as a marketing tool, any negative change in these relationships could adversely affect its financial condition and results of operations while it seeks to establish alternative relationships. In general, authorization agreements with vendors include termination provisions, some of which are immediate. The Company cannot assure that vendors will continue to authorize it as an approved service provider. In addition, the Company cannot assure that vendors, which introduce new products, will authorize it as an approved service provider for such new products.

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

Pricing  Pressures
------------------
Pomeroy believes its prices and delivery terms are competitive; however, certain competitors may offer more aggressive pricing to their customers. The Company has experienced and expects continued pricing pressure due to industry consolidation and the efforts of manufacturers to sell directly to Pomeroy's customers. In addition, the general weakness in the U.S. economy has impacted Pomeroy's business. In an attempt to stimulate sales to existing and new customers, the Company believes that pricing pressures may increase in the future, which could require the Company to reduce prices, which may have an adverse impact on its operating results. Decreasing prices of Pomeroy's products and services offerings will require the Company to sell a greater number of products and services to achieve the same level of net sales and gross profit.

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

Dependence  on  Major  Customers
--------------------------------
During fiscal 2005, approximately 27.7% of Pomeroy's total net sales and revenues were derived from its top 10 customers. No customer accounted for more than 10% of Pomeroy's total net sales and revenues. The loss of one or more significant customers could have a material adverse impact on the Company's operating results.

Dependence  on  Key  Personnel
------------------------------
The success of Pomeroy is dependent on the services of Stephen E. Pomeroy, President and Chief Executive Officer of the Company and other key personnel. The loss of the services of Stephen E. Pomeroy, or other key personnel could have a material adverse effect on Pomeroy's business. Pomeroy has entered into employment agreements with certain of its key personnel, including Stephen E. Pomeroy. Pomeroy's success and plans for future growth will also depend on its ability to attract and retain highly skilled personnel in all areas of its business.

Stock  Price
------------
Pomeroy's stock price is affected by a number of factors, including quarterly variations in revenue, gross profit and operating income, general economic and market conditions, and estimates and projections by the investment community. As a result, Pomeroy's common stock may fluctuate in market price.

ITEM  1B.  UNRESOLVED  STAFF  COMMENTS
NONE

ITEM  2.  PROPERTIES

Pomeroy's principal executive offices, distribution facility and national training center comprised of approximately 36,000, 161,000 and 22,000 square feet of space, respectively, are located in Hebron, Kentucky. These facilities are leased from Pomeroy Investments, LLC ("Pomeroy Investments"), a Kentucky limited liability company controlled by David B. Pomeroy, II, Chairman of the Board, under a ten-year triple-net lease agreement, which expires in July 2015. The lease agreement provides for 2 five-year renewal options.

During 2005, the Company finalized a new lease agreement with Pomeroy Investments, for an additional 69,000 square feet of space at the Company's
facilities in Hebron, Kentucky.    The lease is a ten-year triple-net lease with
fair  market  value  rent  payments.

Pomeroy also has non-cancelable operating leases for its regional offices, expiring at various dates between 2006 and 2011. Pomeroy believes there will be no difficulty in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space. In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used. Pomeroy does not own any real property.

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

                          2005            2004
                     ---------------  -------------
                      High    Low     High    Low
                     ------  ------  ------  ------
     First Quarter   $16.27  $14.37  $15.15  $12.82
     Second Quarter  $15.38  $ 9.57  $15.00  $11.14
     Third Quarter   $13.49  $10.41  $13.35  $10.59
     Fourth Quarter  $11.59  $ 7.29  $15.40  $12.52

As of February 28, 2006, there were approximately 306 holders of record of Pomeroy's common stock.

Dividends
---------
During 2005 and 2004, the Company did not pay any cash dividends. Pomeroy has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends are restricted under Pomeroy's current credit facility. Under such credit facility, cash dividends and stock redemptions are limited to $5 million annually.

Securities authorized for issuance under equity compensation plans
------------------------------------------------------------------
During 2005, the Company granted restricted stock and options exercisable for approximately 1.1 million shares of common stock under the 2002 Amended and Restated Stock Incentive Plan and 2002 Outside Directors' Stock Option Plan. As of January 5, 2006, the following shares of common stock were authorized for issuance under equity compensation plans:

     --------------------------------------------------------------------------------------------------------
     Plan category (1)                  Number of securities    Weighted-average        Number of securities
                                        to be issued upon       exercise price of       remaining available
                                        vesting of restricted   outstanding options,    for future issuance
                                        stock and exercise      warrants and rights     under equity
                                        of outstanding            (excludes restricted  compensation
                                        options, warrants       stock)                  plans(excluding
                                        and rights                                      securities reflected
                                                                                        in column (a))


                                            (a)                       (b)                   (c ) (2)
     --------------------------------------------------------------------------------------------------------
     Equity compensation plans
     approved by security holders                    3,049,764  $                13.31             1,488,481
     --------------------------------------------------------------------------------------------------------
     Equity compensation plans
     not approved by security holders                        -                       -                     -
     --------------------------------------------------------------------------------------------------------
     Total                                           3,049,764  $                13.31             1,488,481
     --------------------------------------------------------------------------------------------------------

     (1) A narrative description of the material terms of equity compensation plans is set forth in Note 16 to the Consolidated Financial Statements.

     (2) Includes 331,026 shares available for future issuance under the 1998 Employees Stock Purchase Plan (1998 Plan). A narrative description of the material terms of the 1998 Plan is set forth in Note 10 to the Consolidated Financial Statements

Unregistered Sales of Equity Securities and Use of Proceeds
-----------------------------------------------------------

On October 11, 2004, the Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock. This stock redemption program was approved to remain in place and in full force/effect for a period of one year. There were no shares repurchased under this program during the quarter ended January 5, 2006.

ITEM 6.  SELECTED FINANCIAL DATA
(In thousands, except per share data)
                                                                     For the Fiscal Years
                                              ---------  ------------------------------------------------
                                                2005       2004(1)       2003(2)      2002(3)    2001(4)
                                              ---------  ------------  ------------  ---------  ---------
Consolidated Statement of Operations Data:
Net sales and service revenues . . . . . . .  $714,749   $   742,290   $   598,423   $702,800   $809,214
Cost of sales and service. . . . . . . . . .   623,019       647,154       528,030    615,135    705,937
                                              ---------  ------------  ------------  ---------  ---------
Gross profit . . . . . . . . . . . . . . . .    91,730        95,136        70,393     87,665    103,277
                                              ---------  ------------  ------------  ---------  ---------

Operating expenses:
Selling, general and administrative. . . . .    81,688        69,897        49,918     54,468     61,123
Depreciation and amortization. . . . . . . .     5,568         4,393         5,319      5,720     10,362
Provision for doubtful accounts (5). . . . .     2,000             -           200        900        517
Litigation settlement(6) . . . . . . . . . .         -             -           150        300      1,000
Provision for vendor receivables and
 restructuring and severance charges (7) . .     2,305         2,423             -      4,048     15,934
Write down of goodwill (8) . . . . . . . . .    16,000             -             -          -          -
                                              ---------  ------------  ------------  ---------  ---------
Total operating expenses.. . . . . . . . . .   107,561        76,713        55,587     65,436     88,936
                                              ---------  ------------  ------------  ---------  ---------

Income (loss) from operations. . . . . . . .   (15,831)       18,423        14,806     22,229     14,341
                                              ---------  ------------  ------------  ---------  ---------

Other expense (income):
Interest, net. . . . . . . . . . . . . . . .       835           251           (75)       541      1,768
Other. . . . . . . . . . . . . . . . . . . .        17            26            11        (63)      (229)
                                              ---------  ------------  ------------  ---------  ---------
Net other expense (income) . . . . . . . . .       852           277           (64)       478      1,539
                                              ---------  ------------  ------------  ---------  ---------

Income (loss) before income tax. . . . . . .   (16,683)       18,146        14,870     21,751     12,802

Income tax expense (benefit) (9) . . . . . .    (6,021)        7,213         5,799      6,742      4,993
                                              ---------  ------------  ------------  ---------  ---------
Net income (loss). . . . . . . . . . . . . .  $(10,662)  $    10,933   $     9,071   $ 15,009   $  7,809
                                              =========  ============  ============  =========  =========

Earnings (loss) per common share (basic) . .  $  (0.85)  $      0.89   $      0.74   $   1.18   $   0.62
Earnings (loss) per common share (diluted).   $  (0.85)  $      0.88   $      0.73   $   1.18   $   0.61

Consolidated Balance Sheet Data:
Working capital. . . . . . . . . . . . . . .  $ 80,509   $    80,959   $   116,786   $123,334   $ 99,838
Long-term debt, net of current maturities. .         -           250           913          -     10,213
Equity . . . . . . . . . . . . . . . . . . .   204,486       212,722       199,797    203,674    190,762
Total assets.. . . . . . . . . . . . . . . .   295,145       332,888       269,199    248,496    341,718

1) During fiscal 2004, the Company and Pomeroy Acquisition Sub, Inc., a wholly owned subsidiary the Company, completed a merger with Alternative Resources Corporation ("ARC"). See Notes 5 and 12 of Notes to Consolidated Financial Statements.

2) During fiscal 2003, Pomeroy acquired all the outstanding common stock of Micrologic Business Systems of K.C., Inc. and acquired certain assets of eServ Solutions Group, LLC. See Note 12 of Notes to Consolidated Financial Statements.

3) During fiscal 2002, Pomeroy acquired certain assets of Verity Solutions, LLC. During fiscal 2002, the Company sold substantially all of the assets of TIFS.

4) During fiscal 2001, Pomeroy acquired certain assets of Osage Systems Group, Inc., Ballantyne Consulting Group, Inc. and System 5 Technologies, Inc.

5) During fiscal 2005, Pomeroy increased its allowance against trade receivables by $2.0 million .

6) During fiscal 2003, Pomeroy's results include a charge of $150 related to a litigation settlement During fiscal 2002, Pomeroy's results include a charge of $300 related to a litigation settlement. During fiscal 2001, Pomeroy's results include a charge of $1,000 related to a litigation settlement with FTA Enterprises, Inc.

7) During fiscal 2005, the Company recorded severance charges totaling $0.9 million resulting primarily from a re-alignment of the structure of the Company's internal organization. Additionally, during fiscal 2005, the Company recorded restructuring charges aggregating $1.4 million due to unrecoverable assets related to the Company's former wholly-owned subsidiary, Technology Integration Financial Services ("TIFS"). Substantially all of the assets of TIFS were sold in fiscal 2002. During fiscal 2004, Pomeroy's results include an after tax charge of $1.5 million ($0.12 per diluted share) related to the Company recording restructuring and severance charges totaling $2.4 million. During fiscal 2002, Pomeroy's results include an after tax charge of $2.5 million ($0.20 per diluted share) related to the Company recording an increase in reserves and a restructuring charge totaling $4.0 million. During fiscal 2001, Pomeroy's results include an after tax charge of $9.7 million ($0.77 per diluted share) related to the Company recording an increase in reserves and a restructuring charge totaling $15.9 million.

8) During fiscal 2005, Pomeroy recorded a charge for the write down of goodwill totaling $16 million.

9) During fiscal 2002, Pomeroy's results include an income tax benefit of $1.6 million ($0.13 per diluted share) due to a tax accounting change

QUARTERLY RESULTS OF OPERATIONS - UNAUDITED (in thousands, except per share data)

The following table sets forth certain unaudited operating results of each of the eight prior quarters. This information is unaudited, but in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations of such periods.

                                                            Fiscal            2005
                                     ----------------------------------------------------------------------
                                          First             Second            Third             Fourth
                                        Quarter (1)         Quarter        Quarter (1,2,3)   Quarter (1,4)
                                     ----------------  ----------------  ----------------  ----------------
Net sales and service revenues       $        165,832  $        192,025  $       185,001   $       171,891
Gross profit                         $         22,816  $         25,147  $        22,516   $        21,251
Net income (loss)                    $            565  $          2,365  $        (1,480)  $       (12,112)
Comprehensive income (loss)          $            667  $          2,365  $        (1,480)  $       (12,112)
Earnings (loss)  per common share:
  Basic                              $           0.05  $           0.19  $         (0.12)  $         (0.96)
  Diluted                            $           0.04  $           0.19  $         (0.12)  $         (0.96)

                                                       Fiscal            2004
                                ----------------------------------------------------------------------
                                     First             Second            Third             Fourth
                                    Quarter            Quarter         Quarter (5)         Quarter
                                ----------------  ----------------  ----------------  ----------------
Net sales and service revenues  $        155,214  $        178,155  $        200,504  $        208,417
Gross profit                    $         18,369  $         19,731  $         26,450  $         30,586
Net income                      $          2,276  $          3,086  $          1,872  $          3,699
Comprehensive income            $          2,276  $          3,086  $          1,872  $          3,621
Earnings  per common share:
  Basic                         $           0.19  $           0.25  $           0.15  $           0.30
  Diluted                       $           0.18  $           0.25  $           0.15  $           0.30

1. During fiscal 2005, the Company recorded severance charges totaling $0.9 million of which $0.1 million, $0.3 million and $0.5 million were in the first, third and fourth quarters, respectively, resulting primarily from a re-alignment of the structure of the Company's internal organization.

2. During the third quarter of 2005, the Company recorded restructuring charges aggregating $1.4 million due to unrecoverable assets related to the Company's former wholly-owned subsidiary, Technology Integration Financial Services ("TIFS"). Substantially all of the assets of TIFS were sold in fiscal 2002.

3. During the third quarter of fiscal 2005, Pomeroy increased its allowance against trade receivables by $2.0 million.

4. During the fourth quarter of fiscal 2005, Pomeroy recorded a goodwill impairment charge of $16 million.

5. During the third quarter of fiscal 2004, Pomeroy's results include an after tax charge of $1.5 million ($0.12 per diluted share) related to the Company recording restructuring and severance charges of $2.4 million. Also, during the third quarter of fiscal 2004, Pomeroy acquired ARC through a stock transaction. See Notes 5 and 12 of the Notes to Consolidated Financial Statements.

ITEM  7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's results of operation and financial position should be read in conjunction with its consolidated financial statements included elsewhere in this report. In addition, the factors described under "Risk Factors" should be considered in evaluating the Company's outlook.

CRITICAL  ACCOUNTING  POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Management believes that it consistently applies judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any errors in these judgments and estimates may have a material impact on the Company's statement of operations and financial condition. Critical accounting policies, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult and subjective judgments and estimates of matters that are inherently uncertain. The Company considers its critical accounting policies to be (1) revenue recognition, (2) vendor and trade receivable allowances, (3) valuation of long-lived assets, (4) income taxes and (5) contingencies and accruals.

Revenue  recognition
In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which superceded SAB 101, Revenue Recognition in Financial Statements. SAB 104 updated certain interpretive guidance included in SAB 101, including the SAB 101 guidance related to multiple element revenue arrangements, to reflect the issuance by the Emerging Issues Task Force ("EITF") of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables

Generally, the Company, in accordance with SAB 104, recognizes revenue on the sale of products when the products are shipped, persuasive evidence of an arrangement exists, delivery has occurred, collection of the relevant receivable is probable and the sales price is fixed or determinable.

When the Company provides a combination of products and services to customers, the arrangement is evaluated under Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," or EITF 00-21, which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The application of the appropriate accounting guidance to our revenue requires judgment and is dependent upon the specific transaction and whether the sale includes items such as configuration, training, installation, service, or a combination of these items. Service revenue is recognized when the applicable services are provided or for service contracts, ratably over the lives of the contracts.

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

Valuation  of  long-lived  assets
Long-lived assets, including property and equipment, goodwill and other intangible assets are reviewed for impairment when events or changes in facts and circumstances indicate that their carrying amount may not be recoverable. Events or changes in facts and circumstances that Pomeroy considers as impairment indicators include the following:
     - Significant underperformance of the Company's operating results relative to expected operating results;
     -    Net book value compared to fair value;
     -    Significant adverse economic and industry trends;
     -    Significant decrease in the market value of the asset;
     -    Significant changes to the asset since the Company acquired it;
     - And the extent that the Company may use an asset or changes in the manner that the Company may use it.

When the Company determines that one or more impairment indicators are present for its long-lived assets, excluding goodwill, Pomeroy compares the carrying amount of the asset to the net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, Pomeroy would recognize an impairment loss to the extent the carrying value of the asset exceeds its fair value. An impairment loss, if any, would be reported in the Company's results of operations.

When the Company determines that one or more impairment indicators are present for its goodwill, Pomeroy compares its reporting unit's carrying value to its fair value. During fiscal 2005, the Company re-aligned the structure of its internal organization such that management and the board of directors now review operating results on a consolidated basis. As a result, the Company now has one reporting unit for goodwill testing. In fiscal 2004 and fiscal 2003, the Company had two reporting units for goodwill testing which were a products reporting unit and a services reporting unit. The Company has adopted January 6 as the valuation date for the annual testing. Write down of goodwill, if any, would be reported in the Company's results of operations. During the fourth quarter of fical 2005, the Company recorded a write down of goodwill of $16 million as further discussed herein.

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

Contingencies  and  accruals
We are subject to the possibility of various loss contingencies and accruals arising in the ordinary course of business. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

RESULTS  OF  OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of net sales and service revenues:

                                           Percentage of Net Sales and Service Revenues
          Financial Results                           For the Fiscal Years
----------------------------------------  ----------------------------------------------
                                               2005            2004            2003
                                          ----------------------------------------------
Total net sales and service revenues:
  Sales-equipment, supplies and leasing            67.6%           73.4%           78.6%
  Service                                          32.4%           26.6%           21.4%
                                          ----------------------------------------------
  Total net sales and service revenues            100.0%          100.0%          100.0%
                                          ==============================================

Total cost of sales and service:
  Sales-equipment, supplies and leasing            62.6%           67.9%           72.7%
  Service                                          24.6%           19.3%           15.5%
                                          ----------------------------------------------
  Total cost of sales and service                  87.2%           87.2%           88.2%
                                          ==============================================

    Total gross profit                             12.8%           12.8%           11.8%
                                          ----------------------------------------------

Operating expenses:
  Selling, general and administrative              10.9%            8.9%            7.9%
  Rent                                              0.5%            0.5%            0.5%
  Depreciation                                      0.7%            0.5%            0.8%
  Amortization                                      0.1%            0.1%            0.1%
  Provision for doubtful accounts                   0.3%            0.0%            0.0%
  Litigation settlement                             0.0%            0.0%            0.0%
  Restructuring and severance charges               0.3%            0.3%            0.0%
  Goodwill impairment charge                        2.2%            0.0%            0.0%
                                          ----------------------------------------------
    Total operating expenses                       15.0%           10.3%            9.3%
                                          ==============================================

Income (loss) from operations                      -2.2%            2.5%            2.5%

Net other expense                                   0.1%            0.0%            0.0%

Income (loss) before income tax                    -2.3%            2.5%            2.5%
Income tax expense (benefit)                       -0.8%            1.0%            1.0%

                                          ----------------------------------------------
Net income (loss)                                  -1.5%            1.5%            1.5%
                                          ==============================================

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

Total Net Sales and Service Revenues. Total net sales and service revenues decreased $27.6 million, or 3.7%, to $714.7 million in fiscal 2005 from $742.3 million in fiscal 2004. Product sales decreased $61.7 million, or 11.3%, to $483.4 million in fiscal 2005 from $545.1 million in fiscal 2004. This decrease is the result of customers not renewing product sales agreements and certain customers reducing expenditures during 2005. The loss of sales renewals is primarily a result of personnel turnover as the Company began implementing certain changes to the delivery organization. The Company believes these changes will have a positive impact on future net sales and revenues. Service revenues increased $34.1 million, or 17.3%, to $231.3 million in fiscal 2005 from $197.2 million in fiscal year 2004. This increase relates to increases in revenue associated with the acquisition of Alternative Resources Corporation ("ARC") on July 23, 2004.

Gross Profit. Gross profit margin was 12.8% of net sales and service revenues in fiscal 2005 and 2004, respectively. This gross profit was driven by increasing margin contribution from service revenue offset by declining margin contribution from product sales. On a forward looking basis, the Company expects to continue its aggressive product pricing in order to maintain market share. Reduced utilization rates from new engagements and service parts write offs has also resulted in downward pressure on service margins. Additionally, the Company expects to continue increasing the breadth and depth of its service offerings, which will have a continued impact on service gross margin. Factors that may have an impact on gross margin in the future include technical employee utilization rates, the mix of the type of products sold and services provided, the percentage of equipment or service sales with lower-margin customers, and the Company's decision to aggressively price certain products and services.

Operating Expenses. Total operating expenses increased $30.9 million, or 40.3%, to $107.6 million in fiscal 2005 from $76.7 million in fiscal 2004. The increases are primarily the result of increase expenses due to acquisition of ARC in July 2004, a $2.0 million increase in provision for doubtful accounts, $0.5 million increase in non-trade accounts receivable reserves and an increase of $0.9 million in outside consultants fees associated with third quarter late filing and $16.0 million recorded for write down of goodwill as discussed below. Expressed as a percentage of total net sales and service revenues, these expenses increased to 15.0% in fiscal 2005 from 10.3% for fiscal 2004. On a forward-looking basis, the Company expects to continue monitoring its selling, general and administrative expenses for strict cost controls.

Restructuring and Severance Charges. Restructuring and severance charges reported were $2.3 million for fiscal 2005 and $2.4 million for fiscal 2004. During fiscal 2005, the Company recorded severance charges totaling $0.9 million resulting primarily from a re-alignment of the organizational structure of the Company. Additionally, during fiscal 2005, the Company recorded restructuring charges aggregating $1.4 million due to unrecoverable assets related to the Company's former wholly-owned subsidiary, Technology Integration Financial Services ("TIFS"). Substantially all of the assets of TIFS were sold in fiscal 2002. During fiscal 2004, in connection with certain strategic initiatives, the Company recorded restructuring and severance charges of $1.0 million. The restructuring charge is associated with costs of facilities and processes of Pomeroy that have or will become duplicative or redundant as ARC operations are integrated into the Company. The Company also recorded a non-recurring, one-time charge for severance in the amount of $1.4 million related to the resignation of David B. Pomeroy II as CEO of the Company. David B. Pomeroy II continues to serve as Chairman of the Board of the Company.

Write Down of Goodwill. As part of its goodwill impairment testing, the Company reviews various factors, such as the market price of the Company's common stock, discounted cash flows from projected earnings and values for comparable companies to determine whether impairment exists. The Company has worked with a valuation firm to assess goodwill impairment and has determined there is impairment. The primary factor leading to the impairment is the Company's declining stock price in the fourth quarter of 2005. The second step of the goodwill impairment test is not yet complete. Therefore, the Company has recognized a charge of $16.0 million as a reasonable estimate of the impairment loss in its fiscal 2005 financial statements. The actual impairment loss, once determined by the Company, may differ significantly from this estimate. Any adjustment to this estimated impairment loss based on the completion of the measurement of the impairment loss will be recognized in the subsequent reporting period as a change in estimate.

Income (Loss) from Operations. Income (loss) from operations decreased $34.2 million, to a loss of $15.8 million in fiscal 2005 from income of $18.4 million in fiscal 2004. The Company's operating margin decreased to a negative 2.2% in fiscal 2005 as compared to a positive 2.5% in fiscal 2004. This decrease is a result of the decrease in sales and in gross profit and the increase in operating expenses as described above.

Net Interest Expense. Net interest expense was $0.8 million during fiscal 2005 as compared to $0.3 million during fiscal 2004. This increase in net interest expense was primarily the result of increased average borrowings under our credit facility relating to the ARC acquisition.

Income Taxes. Income tax benefit was $6.0 million during fiscal 2005 as compared to expense of $7.2 million during fiscal 2004. This decrease was principally related to the loss recognized in fiscal 2005.

Net Income (Loss). Net income decreased $21.6 million, to a $10.7 million net loss in fiscal 2005 from $10.9 million net income in fiscal 2004. The decrease was a result of the factors described above.

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

Gross Profit. Gross profit margin was 12.8% in fiscal 2004 compared to 11.8% in fiscal 2003. This increase in gross profit resulted primarily from the increase in service-related revenues as a percentage of total revenues, which generally yields higher margins, due to the acquisition of Alternative Resources Corporation and by the adoption of EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor", in 2004.

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

Net Income. Net income increased $1.8 million, to $10.9 million in fiscal 2004 from $9.1 million in fiscal 2003. The increase was a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $4.5 million in fiscal 2005. Cash used in investing activities was $4.6 million, which included $1.3 million for acquisitions completed in prior years and $3.3 million for capital expenditures. Cash used in financing activities was $3.5 million which included $5.5 million of payments on notes payable and short-term borrowings, $0.4 million for the purchase of treasury stock, and was offset by $2.2 million from the exercise of stock options, and $0.2 million proceeds from the employee stock purchase plan.

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

Cash flows used in operating activities in fiscal 2005 were $4.5 million as compared to cash flows provided by operating activities of $5.8 million for fiscal 2004. The decrease in cash flows from operating activities in fiscal
2005 compared to fiscal 2004 resulted primarily from timing of payments on accounts payable, offset by a reduction in accounts receivable and inventories.

Although working capital did not change significantly in 2005 as compared to 2004, there were significant changes in certain accounts. Trade receivables decreased $12.3 million primarily due to timing of payments from customers. Inventories decreased $3.5 million due to the decline in business and to the 2005 use of parts built up in 2004 for outsourcing contracts requiring higher levels of committed service parts inventory. Accounts payable decreased $26.1 million, primarily due to a decision to aggressively pursue cash discounts and to the decline in business. Other current liabilities increased $4.7 million primarily as a result of increased accruals related to the use of subcontractors on new outsourcing contracts.

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At January 5, 2006, these lines of credit totaled $77.0 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $2.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. The ICC line of credit was reduced to $1.0 million on March 6, 2006. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

On June 28, 2004, the Company finalized a new $165 million Syndicated Credit Facility Agreement with GECDF. The credit facility has a three-year term and its components include a maximum of $75 million for inventory financing and a revolving line of credit, collateralized primarily by accounts receivable, of up to $110 million; provided that the total amount outstanding at any time under the inventory financing facility and the revolving line of credit may not exceed $165 million. Under the agreement, the credit facility provides a letter of credit facility of $5 million. Under the credit facility, the interest rate is based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. As of January 5, 2006 the adjusted LIBOR rate was 6.64%. This credit facility expires June 28, 2007.

At January 5, 2006 and 2005, the Company's balance outstanding under the credit facility was approximately $15.3 and $20.2 million, respectively. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements.. Under the terms of the credit facility, the Company is subject to various financial covenants including maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio, a maximum ratio of total funded indebtedness to EBITDA, and a maximum net loss after tax. Due primarily to the write down of goodwill the Company violated certain of its financial covenants, however, the Company has received a waiver and as a result is not in default of its credit facility.

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

Off-Balance  Sheet  Arrangements  and  Contractual  Obligations

Aggregated information about the Company's contractual obligations as of January 5, 2006 are presented in the following table:

                                                          Payments due by period
                                    ------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS               TOTAL    LESS THAN 1 YEAR   1-3 YEARS   3-5 YEARS   MORE THAN 5 YEARS
------------------------------------------------------------------------------------------------------------
Operating leases                    $  27,955  $           5,822  $    9,883  $    4,286  $            7,964
Short-term borrowings                  15,304             15,304           -           -                   -
Floor plan arrangements                15,451             15,451           -           -                   -
                                    ------------------------------------------------------------------------

Total contractual cash obligations  $  58,710  $          36,577  $    9,883  $    4,286  $            7,964
                                    ========================================================================

The operating leases, shown above, are not recorded on the consolidated balance sheet. Operating leases are utilized in the normal course of business. The expected timing or payment of obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on changes to agreed-upon amounts for some obligations.

Impact of Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that implementing SFAS No. 151 should not have any material impact on its financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

SFAS 123R will apply to awards granted or modified by the Company after January 5, 2006. Compensation cost will also be recorded for prior option grants that vest after that date. The effect of adopting SFAS 123R on the Company's consolidated results of operations will depend on the level of future option grants and the fair value of the options granted at such future dates, as well as the vesting periods provided by such awards and, therefore, cannot currently be estimated. For those options outstanding as of January 5, 2006, the Company estimates the impact on the Company's fiscal 2006 consolidated results of operations will be approximately $0.9 million of expense.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 covers key topics related to the implementation of SFAS 123R, including valuation models, expected volatility, expected option term, income tax effects, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," which replaces APB No. 20, "Accounting Changes," and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements." This statement requires that an entity apply the retrospective method in reporting a change in an accounting principle of the reporting entity. The standard only allows for a change in accounting principle if it is required by a newly issued accounting pronouncement or the entity can justify the use of an allowable alternative accounting principle on the basis that it is preferable. This statement also requires that corrections for errors discovered in prior period financial statements be reported as a prior period adjustment by restating prior period financial statements. Additional disclosures are required when a change in accounting principle or reporting entity occurs, as well as when a correction for an error is reported. SFAS 154 is effective for the Company for fiscal 2006. No material impact is anticipated as a result of the adoption of this statement.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report. Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in the evaluation. Based on the evaluation, management concluded that, as of the end of the period covered by this report, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms and rules. Despite the control weakness described below, the financial statements reported on Form 10-K for the fiscal year ended January 5, 2006, fairly present, in all material respects, the consolidated financial condition and results of operations of the Company for the fiscal years presented.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Pomeroy IT Solutions, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Our Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of January 5, 2006. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the Company's evaluation, the Company has concluded that it did not maintain effective internal control over financial reporting as of January 5, 2006 as a result of the material weaknesses discussed below. Note that the first two material weaknesses described below are substantially inclusive of the two material weaknesses identified in the Company's Form 10-K/A filed May 5, 2005.

     1. The Company did not maintain effective internal control over the accuracy of service billing calculations and revenue recognition related to service activity. During the year, the Company transitioned its service billing function from a decentralized branch model to a centralized team responsible for contract administration and invoicing. The centralized function utilizes a work order management system; however, for the majority of the year, controls related to this system were not fully functional. Errors were found with regard to the proper timing and cutoff of service revenue. In addition, there were errors found related to service expense accruals and service parts inventory. The systems that account for and track these transactions were not functioning appropriately and generated errors.
     2. The Company did not maintain effective internal control over the financial reporting and close function to appropriately apply generally accepted accounting principles ensuring the adequacy of amounts and completeness of disclosures in the consolidated financial statements. We identified instances of undocumented, unresolved or unrecorded reconciling items in account reconciliations and account misclassifications resulting in multiple unadjusted differences to the consolidated financial statements. We identified instances where personnel responsible for the accounting of complex financial transactions may not have been competent and adequately trained.
     3. The Company did not maintain effective controls over computer applications used for financial reporting. We identified instances where there were problems with the implementation of computer applications, where certain computer applications did not have appropriate system access rights, and where there was inadequate segregation of duties within certain applications.
     4. The Company did not maintain effective controls over the payroll process. We identified instances where there was delinquent notification of the terminations of employees which resulted in the overpayment of compensation and benefits.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 5, 2006, based on criteria established in Internal Control-Integrated Framework.

The Company's independent registered public accounting firm, Crowe Chizek and Company LLC, has issued an audit report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 5, 2006, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER
                               FINANCIAL REPORTING

We have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting, that Pomeroy IT Solutions, Inc. (the "Company") did not maintain effective internal control over financial reporting as of January 5, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pomeroy IT Solutions, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

     1. As of January 5, 2006, the Company did not maintain effective internal control over the accuracy of service billing calculations and revenue recognition related to service activity. During the year, the Company continued transitioning its service billing function from a decentralized branch model to a centralized team responsible for contract administration and invoicing. The centralized function utilizes a work order management system; however, controls related to this system were not fully functional. Errors were found with regard to the proper timing and cutoff of service revenue. In addition, there were errors found related to service expense accruals and service parts inventory. The systems that account for and track these transactions were not functioning appropriately and generated errors.
     2. As of January 5, 2006, the Company did not maintain effective internal control over the financial reporting and close function to appropriately apply generally accepted accounting principles ensuring the adequacy of amounts and completeness of disclosures in the consolidated financial statements. The Company and we identified instances of improper account reconciliations resulting in incorrect balances or classifications of amounts in the consolidated financial statements resulting in multiple adjusting entries. The Company identified instances where personnel responsible for the accounting of complex financial transactions may not have been competent and adequately trained.
     3. As of January 5, 2006, the Company did not maintain effective controls over computer applications used for financial reporting. The Company and we identified instances where there were problems with the implementation of computer applications, where certain computer applications did not have appropriate system access rights, and where there was inadequate segregation of duties within certain applications.
     4. As of January 5, 2006, the Company did not maintain effective controls over the payroll process. The Company and we identified instances where there was delinquent notification of the terminations of employees which resulted in the overpayment of compensation and benefits.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the January 5, 2006 consolidated financial statements, and this report does not affect our report dated April 14, 2006 on those consolidated financial statements.

In our opinion, management's assessment that Pomeroy IT Solutions, Inc. did not maintain effective internal control over financial reporting as of January 5, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Pomeroy IT Solutions, Inc. has not maintained effective internal control over financial reporting as of January 5, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pomeroy IT Solutions, Inc. as of January 5, 2006 and 2005, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended January 5, 2006, and our report dated April 14, 2006 expressed an unqualified opinion on those consolidated financial statements.


Louisville, Kentucky                  Crowe Chizek and Company LLC
April 14, 2006

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter ended January 5, 2006, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None

                                    PART III
ITEMS 10-14.

The Registrant hereby incorporates the information required by Form 10-K, Items 10-14 by reference to the Company's definitive proxy statement for its 2006 Annual Meeting of shareholders, which will be filed with the Commission on or before May 5, 2006.

                                     PART IV

ITEM 15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES

(a)  The following documents are filed as a part of this report:

=====================================================================================================
                                                               2005 Form
-----------------------------------------------------------------------------------------------------
                                                               10-K Page
                                                               ---------
1.   Financial Statements:

     Report of Independent Registered Public Accounting Firm     F-1

     Consolidated Balance Sheets,
     January 5, 2006 and January 5, 2005                      F-2 to F-3

     For each of the three fiscal years in
     the period ended January 5, 2006:

     Consolidated Statements of Operations                       F-4

     Consolidated Statements of Equity                           F-5

     Consolidated Statements of Cash Flows                       F-6


     Notes to Consolidated Financial Statements               F-7 to F-23


2    Financial Statement Schedule
       None

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

       3(i)(a)4   Certificate of Amendment to Certificate of Incorporation,  Exhibit 3(i)(a)(4) of
                  dated August 2000                                          Company's Form 10-
                                                                             Q filed Aug. 11, 2000

=====================================================================================================


=====================================================================================================

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

           3(ii)  Bylaws of the Company                                      Exhibit 3(a) of
                                                                             Company's
                                                                             Form S-1 filed Feb.
                                                                             14, 1992

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

          (d)(4)  Registration Rights Agreement between the                  Exhibit 10.50 of
                  Company and TCSS dated March 14, 1996                      Company's Form S-1
                                                                             filed June 4, 1996

          (e)(1)  IBM Agreement  for authorized Dealers and Industry         Company's Form S-1
                  Remarketers with the Company, dated                        filed Feb. 14. 1992
                  September 3, 1991

          (e)(2)  Schedule of Substantially                                  Exhibit 10(i)(e)(2) of
                  Identical IBM Agreements for Authorized Dealers            Company's Form S-1
                  And Industry Remarketers                                   filed Feb. 14, 1992

=====================================================================================================


=====================================================================================================

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

         (mm)(7)  The Asset Purchase Agreement by, between and               Exhibit 10(l)(mm)(7)
                  among Pomeroy Select Integration Solutions, Inc., and      of Company's Form
                  Ballantyne Consulting Group, Inc., Mark DeMeo, Joe         10-Q filed November
                  Schmidt, Scott Schneider and Dale Tweedy, dated            13, 2001
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

        (mm)(15)  The Credit Facilities Agreement dated June 28, 2004        Exhibit 10(i)(mm)(i) of
                  by, between, and among  Pomeroy IT Solutions,              the Company's Form
                  Inc. (formerly known as, Pomeroy Computer                  10-Q filed August 16,
                  Resources, Inc.), Pomeroy Select Integration Solutions,    2004
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

=====================================================================================================


=====================================================================================================

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

         (nn)(4)  Lockup and Purchase Agreement by and between               Exhibit 10 (ii) of the
                  Pomeroy IT Solutions, Inc., a Delaware corporation         Company's Form 10-
                  ("Parent"), and Wynnchurch Capital Partners, L.P.          Q filed May 17, 2004
                  ("Wynnchurch US"), a Delaware limited partnership,
                  Wynnchurch Capital Partners Canada, L.P.
                  ("Wynnchurch Canada"), an Alberta, Canada limited
                  partnership and Wynnchurch Capital, Ltd., a Delaware
                  corporation (Wynnchurch US, Wynnchurch Canada and
                  Wynnchurch Capital, Ltd. are collectively
                  Wynnchurch"), dated May 11, 2004.

          10(ii) Material ordinary course of business contracts that require filing

          (D)(1)  Lease Agreement by and between Pomeroy                     Exhibit 10(ii)(D)(1)
                  Investments, LLC and Pomeroy Select Integration            of Form 10K Filed April
                  Solutions, Inc. , dated September 12, 2005                 14, 2006

          (D)(2)  Aircraft Lease Agreement by and between Suntrust           Exhibit 10(ii)(D)(2)
                  Leasing Corporation and Pomeroy IT Solutions Sales         of Form 10K Filed April
                  Company, Inc and Pomeroy Select Integration                14, 2006
                  Solutions, Inc., dated December 28, 2005

          (D)(3)  Third Amendment to Lease Agreement by and between          Exhibit 10(ii)(D)(3)
                  Pomeroy Investment, LLC and Pomeroy IT Solutions,          of Form 10K Filed April
                  Inc.                                                       14, 2006

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

        10 (iii)  Material Employee Benefit and Other Agreements

             (d)  The Company Savings 401(k) Plan,                           Exhibit 10(iii)(d) of
                  effective July 1, 1991                                     Company's Form S-1
                                                                             filed Feb. 14, 1992

             (f)  The Company's 2002 Amended and Restated Stock              Exhibit B to the
                  Incentive Plan                                             Company's Definitive
                                                                             Proxy Statement filed
                                                                             May 4, 2004

=====================================================================================================


=====================================================================================================
             (g)  The Company's 2002 Amended and Restated Outside            Exhibit A to the
                  Directors Stock Option Plan                                Company's Definitive
                                                                             Proxy Statement filed
                                                                             May 5, 2005

          (j)(2)  Incentive Deferred Compensation Agreement between          Exhibit 10.4 of
                  the Company and Stephen E. Pomeroy dated                   Company's Form S-3
                  November 13, 1996                                          filed January 3, 1997

          (j)(8)  Amended and restated employment agreement by and           Exhibit 10(iii)(j)(7) of
                  between Pomeroy IT Solutions, Inc. fka Pomeroy             the Company's Form
                  Computer Resources, Inc. and Stephen E. Pomeroy,           10-Q filed November
                  dated November 3, 2003                                     19, 2003
=====================================================================================================


=====================================================================================================
          (j)(9)  First  Amendment to Amended and restated                   Exhibit 10(iii)(J)(9) of
                  employment agreement by and between Pomeroy IT             the Company's Form
                  Solutions, Inc. and Stephen E. Pomeroy, dated January      10-Q filed May 17,
                  6, 2004.                                                   2004

         (j)(10)  Second Amendment to Amended and Restated                   Exhibit 10(iii)(A) of
                  Employment Agreement dated October, 13, 2005 by            the Company's Form
                  and between the Company and Stephen E. Pomeroy.            8-K filed October 13,
                                                                             2005

             (k)  The Company's 1998 Employee Stock Purchase Plan,           Exhibit 4.3 of
                  Effective April 1, 1999                                    Company's Form S-8
                                                                             filed March 23, 1999
          (n)(2)  2002 Amended and Restated Stock Incentive Plan of          Exhibit B of the
                  Pomeroy IT Solutions, Inc.                                 Company's Definitive
                                                                             Proxy, Schedule 14A,
                                                                             filed May 4, 2004

          (o)(1)  Employment Agreement of Kevin G. Gregory                   Exhibit 10(iii)(o)(1)
                                                                             of Company's Form
                                                                             10K file April 14, 2005

          (p)(1)  Employment Agreement of Keith Blachowiak                   Exhibit 10(iii)(A) of
                                                                             the Company's Form
                                                                             8-K filed February 13,
                                                                             2006

             11   Computation of Per Share Earnings                          See Note 2 of Notes
                                                                             to Consolidated
                                                                             Financial Statements

             21   Subsidiaries of the Company

           23.1   Consent of Crowe Chizek and Company LLC

           31.1   Section 302 CEO Certification

           31.2   Section 302 CFO Certification

           32.1   Section 906 CEO Certification

           32.2   Section 906 CFO Certification

=====================================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Pomeroy IT Solutions, Inc.

                                    By: /s/ Stephen E. Pomeroy
                                 -----------------------------------------------
                                    Stephen E. Pomeroy
                                    President and Chief Executive
                                    Officer and Chief Accounting Officer


Dated: April 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature and Title                       Date
     -------------------                       ----

By: /s/ David B. Pomeroy, II              April 14, 2006
-----------------------------------
    David B. Pomeroy, II Director

By: /s/ Stephen E. Pomeroy                April 14, 2006
-----------------------------------
    Stephen E. Pomeroy, Director

By: /s/ Kevin G. Gregory                  April 14, 2006
-----------------------------------
    Kevin G. Gregory, Director

By: /s/ James H. Smith, III               April 14, 2006
-----------------------------------
    James H. Smith III, Director

By: /s/ Ronald E. Krieg                   April 14, 2006
-----------------------------------
    Ronald E. Krieg, Director

By: /s/ Debra E. Tibey                    April 14, 2006
-----------------------------------
    Debra E. Tibey, Director

By: /s/ Edward E. Faber                   April 14, 2006
-----------------------------------
    Edward E. Faber, Director

By: /s/ William H. Lomicka                April 14, 2006
-----------------------------------
    William H. Lomicka, Director

By: /s/ Kenneth R. Waters                 April 14, 2006
-----------------------------------
    Kenneth R. Waters, Director

By: /s/ Vincent D. Rinaldi                April 14, 2006
-----------------------------------
    Vincent D. Rinaldi, Director

By: /s/ David G. Boucher                  April 14, 2006
-----------------------------------
    David G. Boucher, Director

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pomeroy IT Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Pomeroy IT Solutions, Inc. and subsidiaries as of January 5, 2006 and 2005, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended January 5, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pomeroy IT Solutions, Inc. and subsidiaries as of January 5, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 5, 2006, in conformity with U.S. generally accepted accounting principles.

                                        Crowe Chizek and Company LLC

                                        /s/ Crowe Chizek and Company LLC

Louisville, Kentucky
April 14, 2006


                                      F.  1

                              POMEROY IT SOLUTIONS, INC.
                             CONSOLIDATED BALANCE SHEETS

(in thousands)                                               January 5,   January 5,
                                                                2006         2005
                                                             -----------  -----------
ASSETS

Current Assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . .  $     5,115  $    17,669
                                                             -----------  -----------

Accounts receivable:
  Trade, less allowance of $4,355 and $1,462 at January 5,
    2006 and 2005, respectively . . . . . . . . . . . . . .      130,814      143,113
  Vendor receivables, less allowance of $100
    at January 5, 2006 and 2005, respectively . . . . . . .        4,952        5,790
  Net investment in leases. . . . . . . . . . . . . . . . .        1,998        3,814
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        2,894        2,902
                                                             -----------  -----------
      Total receivables . . . . . . . . . . . . . . . . . .      140,658      155,619
                                                             -----------  -----------

Inventories.. . . . . . . . . . . . . . . . . . . . . . . .       13,665       17,188
Other.. . . . . . . . . . . . . . . . . . . . . . . . . . .       11,730       10,302
                                                             -----------  -----------
      Total current assets. . . . . . . . . . . . . . . . .      171,168      200,778
                                                             -----------  -----------

Equipment and leasehold improvements:
  Furniture, fixtures and equipment.. . . . . . . . . . . .       32,655       30,113
  Leasehold Improvements. . . . . . . . . . . . . . . . . .        6,796        6,187
                                                             -----------  -----------
      Total . . . . . . . . . . . . . . . . . . . . . . . .       39,451       36,300

  Less accumulated depreciation.. . . . . . . . . . . . . .       24,656       21,061
                                                             -----------  -----------
      Net equipment and leasehold improvements. . . . . . .       14,795       15,239
                                                             -----------  -----------

Net investment in leases, net of current portion. . . . . .          995        1,650
Goodwill .. . . . . . . . . . . . . . . . . . . . . . . . .      101,048      109,913
Intangible assets, net. . . . . . . . . . . . . . . . . . .        3,007        3,702
Other assets. . . . . . . . . . . . . . . . . . . . . . . .        4,132        1,606
                                                             -----------  -----------
      Total assets. . . . . . . . . . . . . . . . . . . . .  $   295,145  $   332,888
                                                             ===========  ===========


                                      F.  2
          See accompanying notes to consolidated financial statements

                                POMEROY IT SOLUTIONS, INC.
                               CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)                           January 5,    January 5,
                                                                   2006          2005
                                                               ------------  ------------
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of notes payable. . . . . . . . . . . . . . .  $         -   $       912
Short-term borrowings.. . . . . . . . . . . . . . . . . . . .       15,304        20,153
Accounts payable:
  Floor plan financing. . . . . . . . . . . . . . . . . . . .       15,451        19,393
  Trade . . . . . . . . . . . . . . . . . . . . . . . . . . .       31,187        53,263
                                                               ------------  ------------
    Total accounts payable. . . . . . . . . . . . . . . . . .       46,638        72,656

Deferred revenue. . . . . . . . . . . . . . . . . . . . . . .        3,444         3,490
Employee compensation and benefits. . . . . . . . . . . . . .        8,039         8,245
Accrued restructuring and severance charges . . . . . . . . .        5,791         7,585
Other current liabilities.. . . . . . . . . . . . . . . . . .       11,443         6,778
                                                               ------------  ------------
    Total current liabilities.. . . . . . . . . . . . . . . .       90,659       119,819
                                                               ------------  ------------

Notes payable, net of current portion . . . . . . . . . . . .            -           250
Deferred income taxes . . . . . . . . . . . . . . . . . . . .            -            97

Equity:
  Preferred stock,  $.01 par value; authorized 2,000 shares,
    (no shares issued or outstanding) . . . . . . . . . . . .            -             -
  Common stock, $.01 par value; authorized 20,000 shares,
    (13,400 and 13,188 shares issued at January 5, 2006 and
    2005, respectively) . . . . . . . . . . . . . . . . . . .          135           132
  Paid in capital.. . . . . . . . . . . . . . . . . . . . . .       89,126        85,231
  Unearned compensation . . . . . . . . . . . . . . . . . . .       (1,198)            -
  Accumulated other comprehensive income (loss) . . . . . . .           24           (78)
  Retained earnings . . . . . . . . . . . . . . . . . . . . .      125,521       136,183
                                                               ------------  ------------
                                                                   213,608       221,468
   Less treasury stock, at cost ( 810 and 778 shares
    at January 5, 2006 and 2005, respectively). . . . . . . .        9,122         8,746
                                                               ------------  ------------
      Total equity. . . . . . . . . . . . . . . . . . . . . .      204,486       212,722
                                                               ------------  ------------
      Total liabilities and equity. . . . . . . . . . . . . .  $   295,145   $   332,888
                                                               ============  ============


                                      F.  3
          See accompanying notes to consolidated financial statements

                              POMEROY IT SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)                   Fiscal Years Ended
                                              ---------------------------------------
                                               January 5,   January 5,    January 5,
                                                  2006         2005          2004
                                              ------------  -----------  ------------
Net sales and service revenues:
  Product - equipment, supplies and leasing   $   483,431   $   545,115  $   470,518
  Service                                         231,318       197,175      127,905
                                              ------------  -----------  ------------
    Total net sales and service revenues          714,749       742,290      598,423
                                              ------------  -----------  ------------

Cost of sales and service:
  Product - equipment, supplies and leasing       447,383       504,018      435,048
  Service                                         175,636       143,136       92,982
                                              ------------  -----------  ------------
    Total cost of sales                           623,019       647,154      528,030
                                              ------------  -----------  ------------

    Gross profit                                   91,730        95,136       70,393
                                              ------------  -----------  ------------

Operating expenses:
  Selling, general and administrative              78,317        66,449       46,769
  Rent expense                                      3,371         3,448        3,149
  Depreciation                                      4,805         4,029        4,915
  Amortization                                        763           364          404
  Provision for doubtful accounts                   2,000             -          200
  Litigation settlement                                 -             -          150
  Restructuring and severance charges               2,305         2,423            -
  Goodwill impairment charge                       16,000             -            -
                                              ------------  -----------  ------------
    Total operating expenses                      107,561        76,713       55,587
                                              ------------  -----------  ------------

Income (loss) from operations                     (15,831)       18,423       14,806
                                              ------------  -----------  ------------

Other expense (income):
  Interest , net                                      835           251          (75)
  Other                                                17            26           11
                                              ------------  -----------  ------------
    Total other expense (income)                      852           277          (64)
                                              ------------  -----------  ------------

Income (loss) before income tax                   (16,683)       18,146       14,870
Income tax expense (benefit)                       (6,021)        7,213        5,799
                                              ------------  -----------  ------------
Net income (loss)                             $   (10,662)  $    10,933  $     9,071
                                              ============  ===========  ============

Weighted average shares outstanding:
  Basic                                            12,554        12,253       12,305
                                              ============  ===========  ============
  Diluted (1)                                      12,554        12,442       12,375
                                              ============  ===========  ============

Earnings (loss) per common share:
  Basic                                       $     (0.85)  $      0.89  $      0.74
                                              ============  ===========  ============
  Diluted (1)                                 $     (0.85)  $      0.88  $      0.73
                                              ============  ===========  ============

(1)  Dilutive  loss per common share for the year ended January 5, 2006 would have been anti-dilutive  if  the number of weighted average shares outstanding were adjusted to reflect  the  dilutive  effect  of  outstanding stock options and unearned restricted shares.


                                      F.  4
          See accompanying notes to consolidated financial statements

                                                    POMEROY IT SOLUTIONS, INC.
                                                 CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands,                                                                                    Accumulated
except per share amounts)                                                                                    Other
                                             Common   Paid-in      Unearned      Retained    Treasury    Comprehensive     Total
                                              Stock   Capital    Compensation    Earnings     Stock      Income (Loss)    Equity
                                             -------  --------  --------------  ----------  ----------  ---------------  ---------
Balances at January 6, 2003 . . . . . . . .  $   129  $ 81,740  $           -   $ 125,988   $  (4,183)  $            -   $203,674
  Net income and comprehensive income . . .                                         9,071                                   9,071
  Treasury stock purchased . . . . . . . . .                                                   (4,096)                     (4,096)
  Cash dividend ($0.80 per share . . . . . .                                       (9,809)                                 (9,809)
  Stock options exercised and
    related tax benefit . . . . . . . . . .        1       607                                                                608
  37,091 common shares issued for
      employee stock purchase plan.                        349                                                                349
                                             -------  --------  --------------  ----------  ----------  ---------------  ---------
Balances at January 5, 2004 . . . . . . . .      130    82,696              -     125,250      (8,279)               -    199,797
  Net income, foreign currency translation
    adjustment and comprehensive income. .                                         10,933                          (78)    10,855
  Treasury stock purchased . . . . . . . .                                                       (467)                       (467)
  Stock options exercised and
    related tax benefit . . . . . . . . . .        2     2,139                                                              2,141
  40,018 common shares issued for.
      employee stock purchase plan . . . . .               396                                                                396
                                             -------  --------  --------------  ----------  ----------  ---------------  ---------
Balances at January 5, 2005.. . . . . . . .      132    85,231              -     136,183      (8,746)             (78)   212,722
  Net loss, foreign currency translation
    adjustment and comprehensive loss. . .                                        (10,662)                         102    (10,560)
  Treasury stock purchased . . . . . . . .                                                       (376)                       (376)
  Restricted stock issued . . . . . . . . .        1     1,265         (1,266)                                                  -
  Restricted stock earned . . . . . . . . .                                68                                                  68
  Stock options exercised and
    related tax benefit . . . . . . . . . .        2     2,461                                                              2,463
  19,688 common shares issued for
      employee stock purchase plan  . . . .                169                                                                169
                                             -------  --------  --------------  ----------  ----------  ---------------  ---------
Balances at January 5, 2006.. . . . . . . .  $   135  $ 89,126  $      (1,198)  $ 125,521   $  (9,122)  $           24   $204,486
                                             =======  ========  ==============  ==========  ==========  ===============  =========


                                      F.  5
          See accompanying notes to consolidated financial statements

                                  POMEROY IT SOLUTIONS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                   Fiscal Years Ended January 5,
                                                                 -----------------------------
Cash Flows from Operating Activities:                            2006       2005       2004
                                                               ---------  ---------  ---------
  Net income (loss)                                            $(10,662)  $ 10,933   $  9,071
  Adjustments to reconcile net income (loss) to
    net cash flows from (used in) operating activities:
  Depreciation                                                    4,805      4,029      4,915
  Amortization                                                      763        364        404
  Restricted stock compensation                                      68          -          -
  Deferred income taxes                                          (4,038)     2,763      2,488
  Loss on sale of fixed assets                                       15        222         84
  Change in receivables allowances                                2,585     (1,826)    (4,005)
  Tax benefit from exercise of stock options                        269        301        109
  Restructuring and severance charges                             2,305      2,423          -
  Goodwill impairment charge                                     16,000          -          -
  Changes in working capital accounts,
    net of effects of acquisitions:
    Accounts receivable                                           8,601    (12,070)    (4,616)
    Inventories                                                   1,882     (5,697)    (1,097)
    Other current assets                                         (2,585)    (2,216)     5,146
    Net investment in leases                                      2,702      1,509         34
    Floor plan financing                                         (3,943)     2,821      9,040
    Trade payables                                              (21,479)     7,533      5,526
    Deferred revenue                                                (46)      (498)     2,499
    Income tax payable                                             (174)      (145)      (292)
    Other, net                                                   (1,611)    (4,665)      (489)
                                                               ---------  ---------  ---------
  Net operating activities                                       (4,543)     5,781     28,817
                                                               ---------  ---------  ---------
Cash Flows from Investing Activities:
  Capital expenditures                                           (3,339)    (2,350)    (1,670)
  Proceeds from sale of fixed assets                                  6         20          4
  Acquisitions of businesses, net
    of cash acquired                                             (1,256)   (16,441)    (5,858)
                                                               ---------  ---------  ---------
  Net investing activities                                       (4,589)   (18,771)    (7,524)
                                                               ---------  ---------  ---------
Cash Flows from Financing Activities:
  Payments of acquisition notes payable                            (662)   (31,385)      (541)
  Net proceeds (payments) of short-term borrowings               (4,849)    20,153          -
  Proceeds from exercise of stock options                         2,194      1,840        499
  Proceeds from issuance of common shares for
    employee stock purchase plan                                    169        396        349
  Purchase of treasury stock                                       (376)      (467)    (4,096)
  Payment of cash dividend                                            -          -     (9,809)
                                                               ---------  ---------  ---------
  Net financing activities                                       (3,524)    (9,463)   (13,598)
                                                               ---------  ---------  ---------
Effect of exchange rate changes on cash and cash equivalents        102        (78)         -
                                                               -------------------------------
Increase (decrease) in cash and cash equivalents                (12,554)   (22,531)     7,695
Cash and cash equivalents:
  Beginning of year                                              17,669     40,200     32,505
                                                               ---------  ---------  ---------
  End of year                                                  $  5,115   $ 17,669   $ 40,200
                                                               =========  =========  =========


                                      F.  6
          See accompanying notes to consolidated financial statements

                           POMEROY IT SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FISCAL YEARS ENDED JANUARY 5, 2006, JANUARY 5, 2005 AND JANUARY 5, 2004

1.   Company  Description

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

     Fiscal Year - The Company's fiscal year is a 12 month period ending January
     5. References to fiscal 2005, 2004 and 2003 are for the fiscal years ended January 5, 2006, January 5, 2005 and January 5, 2004, respectively.

     Cash and Cash Equivalents - Cash and cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less.

     Goodwill - Goodwill is reviewed for impairment annually or more frequently if certain conditions exist. Events or changes in facts and circumstances that Pomeroy considers as impairment indicators include consistent underperformance of operating results, net book value compared to market capitalization, and significant adverse economic and industry trends. When the Company determines that one or more impairment indicators are present, Pomeroy compares its reporting unit's carrying value to its fair value. During fiscal 2005, the Company re-aligned the structure of its internal organization such that management and the board of directors now review operating results on a consolidated basis. As a result, the Company now has one reporting unit for goodwill testing. In fiscal 2004 and fiscal 2003, the Company had two reporting units for goodwill testing which were a products reporting unit and a services reporting unit. The Company has adopted January 6 as the valuation date for the annual testing. An impairment loss, if required, would be reported in the Company's results of operations at the date it is determined.

     Other Intangible Assets - The Company's other intangible assets consist only of intangibles with definitive lives that are being amortized using straight-line and accelerated methods over periods up to fifteen years. Other intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Impairment indicators include those listed above for goodwill, as well as significant changes to the asset since acquisition, including the extent that the Company may use the asset. When the Company determines that one or more impairment indicators are present, Pomeroy compares the carrying amount of the asset to the net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, Pomeroy would recognize an impairment loss to the extent the carrying value of the asset exceeds its fair value. An impairment loss, if required, would be reported in the Company's results of operations.

     Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost. Depreciation on equipment is computed using the straight-line method over estimated useful lives ranging from three to seven years. Depreciation on leasehold improvements is computed using the straight-line method over estimated useful lives or the term of the lease, whichever is less, ranging from two to ten years. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Expenditures related to the acquisition or development of computer software to be utilized by the Company are capitalized or expensed in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of
     Computer Software Developed or Obtained for Internal Use." The Company reviews equipment and leasehold improvements for potential impairment in accordance with SFAS 144. Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations. The Company leases various property, plant and equipment. Leased property is accounted for under Statement of


                                      F.  7

     Financial Accounting Standards (SFAS) 13, "Accounting for Leases". Operating leases and the related payments are expensed ratably over the rental period. Leases that include escalating lease payments are straight-lined over the non-cancelable base lease period in accordance with SFAS 13.

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

     Inventories - Inventories are stated at the lower of cost or market and consists primarily of purchased equipment and service parts. Cost is determined by the average cost method. Certain overhead costs are capitalized as a component of inventory.

     Translation of Foreign Currencies - Assets and liabilities of the Company's Canadian operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the weighted average rates of exchange prevailing during the period. The related foreign currency translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders' equity. Foreign currency transaction gains and losses for fiscal 2005 and fiscal 2004 were not material.

     Revenue Recognition - In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which superseded SAB 101, Revenue Recognition in Financial Statements. SAB 104 updated certain interpretive guidance included in SAB 101, including the SAB 101 guidance related to multiple element revenue arrangements, to reflect the issuance by the Emerging Issues Task Force ("EITF") of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables

     Generally, the Company, in accordance with SAB 104, recognizes revenue on the sale of products when the products are shipped, persuasive evidence of an arrangement exists, delivery has occurred, collection of the relevant receivable is probable and the sales price is fixed or determinable.

     When the Company provides a combination of products and services to customers, the arrangement is evaluated under Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," or EITF 00-21, which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The application of the appropriate accounting guidance to our revenue requires judgment and is dependent upon the specific transaction and whether the sale includes items such as configuration, training, installation, service, or a combination of these


                                      F.  8
     items. Service revenue is recognized when the applicable services are provided or for service contracts, ratably over the lives of the contracts.


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

     Had compensation cost for the Company's stock option plans been determined based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure," the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

     (in thousands, except per
     share amounts)                                      Fiscal 2005   Fiscal 2004   Fiscal 2003
                                                        -------------  ------------  ------------
     Net income (loss) - as reported                    $    (10,662)  $     10,933  $      9,071
     Stock-based compensation expense-net of tax               2,789          2,475         1,622
                                                        -------------  ------------  ------------
     Net income (loss) - pro forma                      $    (13,451)  $      8,458  $      7,449
                                                        =============  ============  ============
     Net income (loss) per common share - as reported
       Basic                                            $      (0.85)  $       0.89  $       0.74
       Diluted                                                 (0.85)          0.88          0.73
     Net income (loss) per common share - pro forma
       Basic                                                   (1.07)          0.69          0.61
       Diluted                                                 (1.07)          0.68          0.60

     The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                               Fiscal 2005   Fiscal 2004   Fiscal 2003
                               ------------  ------------  ------------
     Expected life (years)             3.3           3.3           4.1
     Risk free interest rate           4.3%          3.3%          2.4%
     Volatility                         49%           24%           51%
     Dividend yield                      0%            0%            0%

     The total fair value of options granted are recognized as pro forma stock-based compensation expense over each option's vesting period.

     Earnings (Loss) per Common Share - The computation of basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable, primarily from stock options and unearned restricted stock.

     The following is a reconciliation of the number of common shares used in the basic and diluted EPS computations:


                                      F.  9

     (in thousands, except per                                  Fiscal Years
      share data)                       -------------------------------------------------------------
                                              2005                 2004                 2003
                                        -------------------  -------------------  -------------------
                                                 Per Share            Per Share            Per Share
                                        Shares    Amount     Shares    Amount     Shares    Amount
                                        ------  -----------  ------  -----------  ------  -----------
     Basic EPS                          12,554  $    (0.85)  12,253  $     0.89   12,305  $     0.74
     Effect of dilutive stock options
     and unvested restricted
     shares                                  -*          - *    189       (0.01)      70       (0.01)
                                        ------  -----------  ------  -----------  ------  -----------
     Diluted EPS                        12,554  $    (0.85)  12,442  $     0.88   12,375  $     0.73
                                        ======  ===========  ======  ===========  ======  ===========

     *For fiscal 2005, no contingently issuable shares have been included as the effect of these shares would be anti-dilutive.

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

     Contingencies and Accruals We are subject to the possibility of various loss contingencies and accruals arising in the ordinary course of business. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

     Reclassifications - Certain reclassifications of prior years' amounts have been made to conform to the current year presentation.

     Fair Value Disclosures - The Company has financial instruments consisting primarily of cash and cash equivalents and short-term borrowings. The fair value of these financial instruments approximates carrying value because of their short-term maturity and/or variable, market-driven interest rates. The Company has no financial instruments with off-balance sheet risk.

     Comprehensive Income (Loss) - For fiscal 2005 and 2004, the only component of comprehensive income (loss) other than net income (loss) is foreign currency translation adjustments.

     Derivative Instruments and Hedging Activities - The Company does not currently have any derivative instruments or hedging activities.

     Recent Accounting Pronouncements - In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that implementing SFAS No. 151 should not have any material impact on its financial condition, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on


                                     F.  10
     their fair values, beginning with our fiscal year beginning January 6, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

     SFAS 123R will apply to awards granted or modified by the Company after January 5, 2006. Compensation cost will also be recorded for prior option grants that vest after that date. The effect of adopting SFAS 123R on the Company's consolidated results of operations will depend on the level of future option grants and the fair value of the options granted at such future dates, as well as the vesting periods provided by such awards and, therefore, cannot currently be estimated. For those options outstanding as of January 5, 2006, the Company estimates the impact on the Company's fiscal 2006 consolidated results of operations will be approximately $0.9 million of expense.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 covers key topics related to the implementation of SFAS 123R, including valuation models, expected volatility, expected option term, income tax effects, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements.

     In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," which replaces APB No. 20, "Accounting Changes," and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements." This statement requires that an entity apply the retrospective method in reporting a change in an accounting principle of the reporting entity. The standard only allows for a change in accounting principle if it is required by a newly issued accounting pronouncement or the entity can justify the use of an allowable alternative accounting principle on the basis that it is preferable. This statement also requires that corrections for errors discovered in prior period financial statements be reported as a prior period adjustment by restating prior period financial statements. Additional disclosures are required when a change in accounting principle or reporting entity occurs, as well as when a correction for an error is reported. SFAS 154 is effective for the Company for fiscal 2006. No material impact is anticipated as a result of the adoption of this statement.

3. Accounts Receivable Trade accounts receivable represent amounts billed or billable to customers. Past due receivables are determined based on contractual terms. The Company generally does not charge interest on its trade receivables. The allowance for doubtful receivables is determined by management based on the Company's historical losses, specific customer circumstances and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The following table summarizes the activity in the allowance for doubtful accounts for fiscal years 2005, 2004 and 2003:

          (in thousands)                  Trade          Vendor and Other
                                    ------------------  ------------------
          Balance January 6, 2003   $           1,553   $           3,334
            Provision                             200                   -
            Accounts written-off                 (971)             (3,234)
            Recoveries                          1,774                   -
                                    ------------------  ------------------
          Balance January 5, 2004               2,556                 100
            Accounts written-off               (1,826)                  -
            Recoveries                            732                   -
                                    ------------------  ------------------
          Balance January 5, 2005               1,462                 100
            Provision                           2,000                   -
            Other                                 833                   -
            Accounts written-off                 (160)                  -
            Recoveries                            220                   -
                                    --------------------------------------
          Balance January 5, 2006   $           4,355   $             100
                                    ======================================

     During fiscal 2005, the Company recorded an increase in trade receivables allowance of $2.0 million. Other adjustments consist of $0.8 million related to ARC purchase price adjustments and reclassification of balance sheet accounts and therefore did not impact 2005 results of operations.


                                     F.  11

4.   Net  Investment  in  Leases

     The Company's net investment in leases principally includes sales-type and operating leases. Leases consist principally of notebook and desktop personal computers, communication products and high-powered servers with terms generally from one to three years. The following table summarizes the components of the net investment in sales-type and operating leases as of end of fiscal years 2005 and 2004:

          (in thousands)                            2005     2004
                                                   -------  -------
          Minimum lease payments receivable        $2,438   $4,155
          Estimated residual value                    564    1,466
          Initial direct costs                          -       10
          Unearned income                             (95)    (167)
          Equipment under operating leases - net       86        -
                                                   -------  -------
          Total                                    $2,993   $5,464
                                                   =======  =======

     The future minimum lease payments for the net investment in leases are as follows:

          (in thousands)
                  Fiscal Year
          ----------------------------
          2006                           $1,998
          2007                              906
          2008                               89
                                         ------
          Total minimum lease payments   $2,993
                                         ======

5.   Goodwill and Other Intangible Assets

     Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company's intangible assets with definite lives as of January 5, 2006 and January 5, 2005:


     Intangible assets consist of the following:

     (in thousands)                    Gross                      Net       Gross                      Net
                                     Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                                      Amount    Amortization    Amount     Amount    Amortization    Amount
                                     1/5/2006     1/5/2006     1/5/2006   1/5/2005     1/5/2005     1/5/2005
                                     ---------  -------------  ---------  ---------  -------------  ---------
     Amortized intangible assets:
       Covenants not-to-compete      $   2,024  $       1,859  $     165  $   2,024  $       1,769  $     255
       Customer lists                    2,877          1,061      1,816      2,877            559      2,318
       Other intangibles                 1,268            242      1,026      1,200             71      1,129
                                     ---------  -------------  ---------  ---------  -------------  ---------
       Total amortized intangibles   $   6,169  $       3,162  $   3,007  $   6,101  $       2,399  $   3,702
                                     =========  =============  =========  =========  =============  =========


                                     F.  12

     Amortized intangible assets are being amortized over periods ranging from 1 to 15 years for covenants not-to-compete, 7 to 15 years for customer lists and 7 years for other intangibles. For the year ended January 5, 2006, amortization expense related to intangible assets was $763 thousand. For the year ended January 5, 2005, amortization expense related to intangible assets was $364 thousand. For the year ended January 5, 2004, amortization expense related to intangible assets was $404 thousand.

     Projected future amortization expense related to intangible assets with definite lives are as follows:

     (in thousands)
     Fiscal years:
          2006           $  559
          2007              521
          2008              479
          2009              437
          2010              388
          2011+             623
                         ------
          Total          $3,007
                         ======

     The changes in the net carrying amount of goodwill for the years ended January 5, 2006 and 2005 are as follows:

     (in thousands)                          Consolidated
                                            --------------
     Net carrying amount as of 1/6/04       $      67,664
     Goodwill recorded during fiscal 2004          42,249
                                            --------------
     Net carrying amount as of 1/5/05             109,913
     Goodwill recorded during fiscal 2005           7,135
     Goodwill impairment charge                   (16,000)
                                            --------------
     Net carrying amount as of 1/5/06       $     101,048
                                            ==============

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

     As part of its goodwill impairment testing, the Company reviews various factors, such as the market price of the Company's common stock, discounted cash flows from projected earnings and values for comparable companies to determine whether impairment exists. The Company has worked with a valuation firm to assess goodwill impairment and has determined there is impairment. The primary factor leading to the impairment is the Company's declining stock price in the fourth quarter of 2005. The second step of the goodwill impairment test is not yet complete. Therefore, the Company has recognized a charge of $16.0 million as a reasonable estimate of the impairment loss in its fiscal 2005 financial statements. The actual impairment loss, once determined by the Company, may differ significantly from this estimate. Any adjustment to this estimated impairment loss based on the completion of the measurement of the impairment loss will be recognized in the subsequent reporting period as a change in estimate.

     During fiscal 2005, the Company recorded $7.1 million of goodwill of which $6.7 million was associated with purchase price adjustments related to the acquired assets and liabilities of Alternative Resources Corporation ("ARC") and the remaining amount was related to earn-out payments made in conjunction with prior acquisitions.

     During fiscal 2004, the Company and Pomeroy Acquisition Sub, Inc. ("PAS"), a wholly owned subsidiary the Company, completed a merger with Alternative Resources Corporation ("ARC"). On May 11, 2004, the parties entered into a definitive merger agreement for PAS to acquire all of the issued and outstanding shares of capital stock of ARC. The merger was approved by ARC shareholders at a meeting held on July 22, 2004. As a result of the merger, ARC is now a wholly-owned subsidiary of the Company. The cash consideration paid at closing, including the cost of all stock, stock options and warrants purchased and the amount of ARC net debt retired, was approximately $46.1 million, which was funded from cash on hand and borrowings from Pomeroy's existing line of credit. The Company recorded $41.9 million of goodwill, which included, among other things, the value of an assembled workforce, related to the acquisition during fiscal 2004. Also during fiscal 2004, the Company


                                     F.  13
     recorded $0.3 million of goodwill associated primarily with earn-out payments made in conjunction with prior acquisitions.

6.   Borrowing  Arrangements

     A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At January 5, 2006, these lines of credit totaled $77.0 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $2.0 million with IBM Credit Corporation ("ICC"). The ICC line of credit was reduced to $1.0 million on March 6, 2006. Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

     On June 28, 2004, the Company finalized a $165 million Syndicated Credit Facility Agreement with GECDF. The credit facility has a three-year term and its components include a maximum of $75 million for inventory financing (as noted above) and a revolving line of credit, collateralized primarily by accounts receivable, of up to $110 million; provided that the total amount outstanding at any time under the inventory financing facility and the revolving line of credit may not exceed $165 million. Under the agreement, the credit facility provides a letter of credit facility of $5 million. Under the credit facility, the interest rate is based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. As of January 5, 2006, the adjusted LIBOR rate was 6.64%. This credit facility expires June 28, 2007.

     At January 5, 2006 and 2005, the Company's balance outstanding under the revolving line of credit portion of the credit facility was $15.3 and $20.2 million, respectively. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants including maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio, a maximum ratio of total funded indebtedness to EBITDA, and a maximum net loss after tax. As of January 5, 2006, Pomeroy was not in compliance with certain financial covenants of its credit facility and had not complied with the covenant to timely file its fiscal 2005 annual financial statements. On April 13, 2006, the Company received a waiver of such noncompliance from its lenders.

     Notes payable - Notes payable consist of the following:

     (in thousands)                                                     Fiscal Years
                                                                       --------------
                                                                        2005    2004
     Acquisition notes payable at various interest rates, ranging from
     4.00% to 4.25%, and unsecured.  Principal payments are made in equal annual installments, ranging from one to two years, through
     2005                                                               $   -  $1,162

     Less current maturities                                                -     912
                                                                        -----  ------
     Long-term notes payable                                            $   -  $  250
                                                                        =====  ======

7.   Restructuring  and  Severance  Charges

     During fiscal 2005, the Company recorded severance charges totaling $0.9 million resulting primarily from a re-alignment of the structure of the Company's organization. Additionally, during fiscal 2005, the Company recorded restructuring charges aggregating $1.4 million due to unrecoverable assets related to the Company's former wholly-owned subsidiary, Technology Integration Financial Services ("TIFS"). Substantially all of the assets of TIFS were sold in fiscal 2002.

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


                                     F.  14

     The Company also recorded a non-recurring, one-time charge for severance in the amount of $1.447 million related to the resignation of David B. Pomeroy II as CEO of the Company. Mr. Pomeroy will continue to serve as Chairman of the Board of the Company.

     During fiscal 2005 and 2004, the restructuring and severance charges expensed and the related accrued liabilities consisted of the following:

     (in thousands)                                        Facility          Lease
                                           Severance    Consolidations    Investments    Total
                                          ------------------------------------------------------
     Charges accrued                      $    1,847   $           576   $          -   $ 2,423
     Cash payments                              (440)             (200)             -      (640)
                                          ------------------------------------------------------
     Accrual balance at January 5, 2005        1,407               376              -     1,783
                                          ------------------------------------------------------
     Charges accrued                             880                 -          1,425     2,305
     Cash payments and write-offs             (1,411)             (251)        (1,425)   (3,087)
                                          ------------------------------------------------------
     Accrual balance at January 5, 2006   $      876   $           125   $          -   $ 1,001
                                          ======================================================

     Also, the Company's management recorded a restructuring charge liability in connection with the ARC acquisition to eliminate certain duplicative activities and reduced facility requirements. As a result, approximately $6.4 million of costs were recorded as part of the liabilities assumed in the ARC acquisition. The restructuring charge consisted of costs of vacating duplicative leased facilities of ARC and severance costs associated with exiting activities. These costs are accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire ARC. Changes to the estimates primarily for acquired leases included in the currently approved plans of restructuring through July 23, 2005 were recorded as an increase or decrease in goodwill with any increases in estimates thereafter charged to operations.

     As of January 5, 2006 and 2005, the balance of these accrued costs recorded consisted of the following:

(in thousands)                                          Facility
                                        Severance    consolidations    Total
                                       ---------------------------------------
Total initial liability                $    2,682   $         3,715   $ 6,397
Cash payments                                (760)             (260)   (1,020)
                                       ---------------------------------------
Liability balance at January 5, 2005        1,922             3,455     5,377
                                       ---------------------------------------
Cash payments                              (1,922)             (899)   (2,821)
Adjustments of initial liability                -             2,165     2,165
                                       ---------------------------------------
Liability balance at January 5, 2006   $        -   $         4,721   $ 4,721
                                       =======================================

     Additionally, as part of the acquisition of ARC, the Company acquired the remaining obligations of ARC's existing restructuring plans, which were initially recorded by ARC in fiscal 2003 and fiscal 2002. The total obligations assumed in connection with these restructuring plans was $2.1 million at July 23, 2004.

     As of January 5, 2006 and 2005, the balance of the ARC fiscal 2003 and fiscal 2002 accrued restructuring costs recorded consisted of the following:


                                     F.  15

(in thousands)

     Fiscal 2003 Restructuring Charge
                                        Severance
                                        -----------
     Total liability as of 7/23/04      $      647
     Cash payments                            (594)
                                        -----------
     Balance at January 5, 2005                 53
                                        -----------
     Cash payments                             (53)
                                        -----------
     Balance at January 5, 2006         $        -
                                        ===========

     Fiscal 2002 Restructuring Charge

                                          Facility        Other
                                       Consolidations    Charges    Total
                                      -------------------------------------
     Total liability as of 7/23/04    $           756   $    696   $ 1,452
     Cash payments                               (424)      (656)   (1,080)
                                      -------------------------------------
     Balance at January 5, 2005                   332         40       372
                                      -------------------------------------
     Cash payments                               (388)       (15)     (403)
     Adjustment of initial liability              100          -       100
                                      -------------------------------------
     Balance at January 5, 2005       $            44   $     25   $    69
                                      =====================================

8.   Income Taxes

     The provision (benefit) for income taxes consists of the following:

     (in thousands)                      Fiscal Years
                                   ------------------------
                                    2005     2004     2003
                                  --------  -------  ------
     Current:
       Federal                    $  (865)  $ 3,072  $2,623
       State                          (15)    1,378     688
                                  --------  -------  ------
         Total current               (880)    4,450   3,311
                                  --------  -------  ------

     Deferred:
       Federal                     (4,458)    2,440   2,197
       State                         (683)      323     291
                                  --------  -------  ------
         Total deferred            (5,141)    2,763   2,488
                                  --------  -------  ------
     Total income tax provision   $(6,021)  $ 7,213  $5,799
                                  ========  =======  ======


                                     F.  16

The approximate tax effect of the temporary differences giving rise to the Company's deferred income tax assets (liabilities) are:

     (in thousands)                             Fiscal Years
                                              -----------------
                                               2005      2004
                                             --------  --------
     Deferred Tax Assets:
       Receivables allowances                $ 1,727   $ 1,012
       Depreciation                                -       359
       Deferred compensation                     151       390
       Non-compete agreements                    508       535
       Restructuring charges                   1,845     2,234
       State net operating losses                543       456
       Federal net operating losses            4,802     5,558
       Other                                   1,439     1,289
                                             --------  --------
         Total deferred tax assets            11,015    11,833
                                             --------  --------

     Deferred Tax Liabilities:
       Depreciation                           (2,692)   (1,636)
       Intangibles                            (1,467)   (6,513)
       Leases                                   (975)     (534)
       Other                                    (919)   (1,310)
                                             --------  --------
         Total deferred tax liabilities       (6,053)   (9,993)
                                             --------  --------
     Net deferred tax assets ( liabilities)  $ 4,962   $ 1,840
                                             ========  ========

     As of January 5, 2006, the Company's net current deferred tax assets ($2,420) are included in other current assets and the net noncurrent deferred tax assets ($2,542) are included in other assets on the balance sheet. As of January 5, 2005, the Company's net current deferred tax assets ($1,937) are included in other current assets and the net noncurrent deferred tax liabilities ($97) are presented as such on the balance sheet.

     The Company recorded $9,357 of net deferred tax assets, primarily related to the tax effect of federal and state net operating loss carryforwards and restructuring charges, in connection with the acquisition of ARC in July 2004. The Company's ability to use the federal and state net operating loss carryforwards of ARC to reduce its future taxable income is subject to limitations under Section 382 of the Internal Revenue Code associated with acquired federal and state net operating loss carryforwards. The federal net operating loss carryforwards of ARC aggregate $13,721 as of January 5, 2006 of which $1,702 will expire in 2020, $8,010 in 2023 and $4,009 in
     2024. The Company currently believes it will fully utilize ARC's acquired net operating loss carryforwards and, accordingly, no valuation allowance has been provided as of January 5, 2006. To the extent these ARC net operating loss carryforwards are not utilized to reduce the Company's taxable income in future periods or expire unused, goodwill recorded in connection with the acquisition of ARC will be adjusted accordingly. In addition, the recorded amounts of acquired deferred tax assets and liabilities were adjusted during fiscal 2005 upon completion of ARC's final income tax returns for the period prior to its acquisition by the Company.

     The Company's effective income tax rate differs from the federal statutory rate as follows:

                                                   Fiscal Years
                                              -----------------------
                                               2005     2004    2003
                                              -------  ------  ------
     Tax (benefit) at federal statutory rate  (35.0)%   35.0%   35.0%
     State taxes, net of federal effect        (2.7)%    6.1%    4.3%
     Permanent tax differences and other         1.6%  (1.4)%  (0.3)%
                                              -------  ------  ------
     Effective tax rate                       (36.1)%   39.7%   39.0%
                                              =======  ======  ======

9.   Operating  Leases  and  Commitments

     Operating Leases- The Company leases office and warehouse space, vehicles, and certain office equipment from various lessors including a related party. See Note 13 of Notes to Consolidated Financial Statements for information


                                     F.  17
     regarding related parties. Lease terms vary in duration and include various option periods. The leases include certain provisions for rent escalation, renewals and purchase options, and the Company is generally responsible for taxes, insurance, repairs and maintenance. In December 2005, the Company's lease for an airplane expired and a new lease agreement was signed for a replacement airplane. This lease is treated as an operating lease for financial reporting purposes. The lease provides for monthly rental payments of $125 thousand over the three-year term of the initial lease with four one-year renewal periods thereafter. The Company also provides a residual value guarantee. We have determined that we are not required to consolidate the lessor, the leased aircraft or the related debt in accordance with FASB Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities."

     Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year as of January 5, 2006, including the lease with the related party, are as follows:

     (in thousands)
              Fiscal Year
     -----------------------------
     2006                           $ 5,822
     2007                             5,164
     2008                             4,719
     2009                             2,586
     2010                             1,700
     Thereafter                       7,964
                                    -------
     Total minimum lease payments   $27,955
                                    =======

     Rental expense was $3.4 million, $3.4 million and $3.1 million for 2005, 2004 and 2003 respectively.

     Employment Agreements- The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.


10.  Employee  Benefit  Plans

     The Company has a savings plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company makes contributions to the plan based on a participant's annual pay. Contributions made by the Company for fiscal 2005, 2004 and 2003 were approximately $276 thousand, $236 thousand and $136 thousand, respectively.

     The Company has a stock purchase plan (the "1998 plan") under Section 423 of the Internal Revenue Code of 1986, as amended. The 1998 plan, as amended, provides substantially all employees of the Company with an opportunity to purchase through payroll deductions up to 2,000 shares of common stock of the Company with a maximum market value of $25,000 per year. The purchase price per share is determined by whichever of two prices is lower: 85% of the closing market price of the Company's common stock in the first trading date of an offering period (grant date), or 85% of the closing market price of the Company's common stock in the last trading date of an offering period (exercise date). 600,000 shares of common stock of the Company are reserved for issuance under the 1998 plan. The Board of Directors of the Company may at any time terminate or amend the 1998 plan. The 1998 plan will terminate twenty years from the effective date unless sooner terminated.

11.  Concentrations

     During  fiscal  2005, 2004, and 2003 approximately 27.7%, 23.4%, and 20.9%, respectively, of the Company's total net sales and service revenues were derived from its top ten customers.

     During fiscal 2005, 2004, and 2003 no customer accounted for more than 10% of the Company's total net sales and service revenues.

     We maintain cash balances which at times exceed FDIC limits.

12.  Acquisitions

     During fiscal 2005, the Company did not make any acquisitions. During fiscal 2004, the Company completed one acquisition. The Company and Pomeroy Acquisition Sub, Inc. ("PAS"), a wholly owned subsidiary of the Company, completed a merger with Alternative Resources Corporation ("ARC"). On May 11, 2004, the parties entered into a definitive merger agreement for PAS to acquire all of the issued and outstanding shares of capital


                                     F.  18
     stock of ARC. The merger was approved by ARC shareholders at a meeting held on July 22, 2004. As a result of the merger, ARC is now a wholly-owned subsidiary of the Company. The cash consideration paid at closing, including the cost of all stock, stock options and warrants purchased and the amount of ARC net debt retired, was approximately $46.1 million, which was funded from cash on hand and borrowings from Pomeroy's existing line of credit.

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
                                             =======

     Additionally, during fiscal 2005, the Company recorded additional purchase price adjustments of $6.7 million related to this acquisition.

     The results of operations of ARC are included in the Company's fiscal 2004 consolidated financial statements from the date of acquisition. If the fiscal 2004 acquisition of ARC and the 2003 acquisitions described below had all occurred on January 6, 2003, the unaudited pro forma results of operations of the Company would have been as follows:

     (in thousands, except per share data)         For the year ended            For the year ended
                                                     January 5, 2005              January 5, 2004
                                            -----------------------------  -----------------------------
                                                 Actual        Pro forma        Actual        Pro forma
                                            -----------------------------  -----------------------------
     Net sales and revenues                 $        742,290  $   807,345  $        598,423  $   736,894
     Income from operations                           18,423       16,259            14,806        8,870
     Net income                                       10,933        9,501             9,071        5,103
     Earnings per common share, diluted                 0.88         0.76              0.73         0.41


                                     F.  19

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

13.  Related  Party  Transactions

     Leases- The Company leases its headquarters, distribution facility and the national training center from a company that is controlled by the former Chief Executive Officer of the Company. It is a triple net lease agreement, which expires in the year 2010. Base rental for fiscal 2005, 2004 and 2003 was approximately $1.2 million each year. The annual rental for these properties was determined on the basis of a fair market value rental opinion provided by an independent real estate company, which was updated in 2000. In addition, the Company pays for the business use of other real estate that is owned by the former Chief Executive Officer of the Company. During fiscal year 2005, the Company paid $25 thousand and during fiscal years 2004 and 2003, the Company paid, $95 thousand each year in connection with this real estate. During 2005, the Company finalized a new lease agreement with, this same related party lessor, for an additional 69,000 square feet of space at the Company's facilities in Hebron, Kentucky. The lease is a ten-year triple-net lease with fair market value rent payments of approximately $200 thousand annually. The lessor of the headquarters, distribution facility and national training center does not meet the conditions to be considered a variable interest entity in accordance with FIN 46.

     Investment in Lease Residuals - The Company participates in a Remarketing and Agency Agreement ("Agreement") with National City Commercial Capital Corporation ("National City") whereby the Company obtains rights to 50% of lease residual values for services rendered in connection with locating the lessee, selling the equipment to National City and agreeing to assist in remarketing the used equipment. A director of the Company is CEO of National City Commercial Capital Corporation (formerly ILC).

     During fiscal 2005, 2004, and 2003, the Company sold equipment and related support services to National City, for lease to National City's customers, in amounts of $22.3 million, $22.5 million and $19.5 million, respectively.

     The Company also had purchased residuals associated with separate leasing arrangements entered into by National City. Such transactions do not involve the sale of equipment and related support services by the Company to National City. Residuals acquired in this manner were accounted for at cost. The carrying value of investments in lease residuals is $0 and $0.9 million as of January 5, 2006 and 2005, respectively, and is included in long-term net investment in leases.

     The Company signed an exclusive seven-year vendor agreement whereby the Company is appointed as an agent for remarketing and reselling of the leased equipment sold. The Company will be paid a commission on future lease transactions referred to and accepted by National City and will act as the remarketing and reselling agent for such future leased equipment.

     As of January 5, 2006, the Company has a liability recorded in other current liabilities of $266 thousand offset by an asset recorded in trade accounts receivable of $6.6 million related to transactions with National City.

     Employee Receivables - As of January 5, 2006 and 2005, employee receivables included in other accounts receivable amounted to $766 thousand and $140 thousand, respectively.


                                     F.  20

14.  Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

     (in thousands)                                             Fiscal Years
                                                         ---------------------------
                                                          2005     2004       2003
                                                         ------  ---------  --------
     Interest paid                                       $1,042  $    558   $   387
                                                         ======  =========  ========
     Income taxes paid                                   $1,340  $  5,116   $ 1,342
                                                         ======  =========  ========
     Additions to goodwill for adjustments
       to assets and liabilities of acquired businesses  $5,879  $    171   $   322
                                                         ======  =========  ========

     Business combinations accounted
     for as purchases:
       Assets acquired                                   $    -  $ 78,063   $12,070
       Liabilities (assumed)/paid                         1,256   (61,622)   (4,387)
       Notes payable issued                                   -         -    (1,825)
                                                         ------  ---------  --------
       Net cash paid                                     $1,256  $ 16,441   $ 5,858
                                                         ======  =========  ========

15.  Treasury  Stock

     During fiscal 2005, the Company repurchased 31,300 shares of common stock at a cost of $0.4 million under the repurchase program that expired October 11, 2005.

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

16.  Stockholders' Equity and Stock Option Plans

     On March 27, 2002, the Company adopted the 2002 Non-Qualified and Incentive Stock Option Plan and it was approved by the shareholders on June 13, 2002. The plan was amended and renamed the 2002 Amended and Restated Stock Incentive Plan on March 11, 2004 and approved by the Company's shareholders on June 10, 2004. The Company's 2002 Amended and Restated Stock Incentive Plan provides certain employees of the Company with options to purchase common stock of the Company through options at an exercise price equal to the market value on the date of grant. The plan, as amended, also provides for the granting of awards of restricted stock and stock appreciation rights. The maximum aggregate number of shares which may be optioned and sold under the plan is 4,410,905, of which up to 600,000 shares may be issued in the form of restricted stock. The plan will terminate on June 13, 2012. Stock options granted under the plan are exercisable in accordance with various terms as authorized by the Compensation Committee. To the extent not exercised, options will expire not more than ten years after the date of grant.

     During fiscal 2005, the Company awarded 123,261 shares of restricted common stock, which vest over a 4-year period. Total compensation expense recognized in fiscal 2005 for vested shares was $68 thousand. The unvested portion of this restricted stock award is presented as unearned compensation in the fiscal 2005 consolidated financial statements.

     On March 27, 2002, the Company adopted the 2002 Outside Directors' Stock Option Plan and it was approved by the shareholders on June 13, 2002. The plan was amended on March 11, 2004 and approved by the Company's shareholders on June 10, 2004. The Company's 2002 Outside Directors' Stock Option Plan, as amended, provides outside directors of the Company with options to purchase common stock of the Company at an exercise price equal to the market value of the shares at the date of grant. The maximum aggregate number of shares which may be optioned and sold under the plan is 281,356. The plan will terminate on March 26, 2012. Pursuant to the plan, an option to purchase 10,000 shares of common stock will automatically be granted on the first day of the initial term of a director. An additional 10,000 shares of common stock will


                                     F.  21
     automatically be granted to an eligible director upon the first day of each consecutive year of service on the board. Options are fully vested as of the date of grant and must be exercised within two years of the date of grant, subject to earlier termination in the event of termination of the director's service on the Board.

     The following summarizes the stock option transactions under the plans for the three fiscal years ended January 5, 2006:

                                                      Weighted Average
                                            Shares     Exercise price
                                          ----------  -----------------
     Options outstanding January 6, 2003  1,968,539   $           14.43
       Granted                              537,360                9.75
       Exercised                            (55,509)               9.00
       Forfeitures                         (382,872)              14.47
                                          ----------
     Options outstanding January 5, 2004  2,067,518               13.41
       Granted                            1,173,250               13.32
       Exercised                           (185,765)               9.91
       Forfeitures                         (321,084)              15.62
                                          ----------
     Options outstanding January 5, 2005  2,733,919               13.34
       Granted                            1,012,500               13.04
       Exercised                           (192,763)              11.38
       Forfeitures                         (627,153)              13.73
                                          ----------
     Options outstanding January 5, 2006  2,926,503   $           13.31
                                          ==========

     The following summarizes options outstanding and exercisable at January 5, 2006:

                                  Options Outstanding                    Options Exercisable
                       ----------------------------------------------  ----------------------------
                         Number      Weighted Avg.                       Number
     Range of          Outstanding     Remaining       Weighted Avg.   Exercisable   Weighted Avg.
     Exercise Prices    at 1/5/06   Contractual Life  Exercise Price    at 1/5/06   Exercise Price
     ----------------------------------------------------------------  ----------------------------
     $5.66 to $8.48        186,147              2.90  $          7.43      137,430  $         7.40
     $8.49 to $11.30       323,854              3.45  $         10.33      264,631  $        10.32
     $11.31 to $14.13    1,100,834              2.12  $         13.05      965,227  $        13.12
     $14.14 to $16.95    1,194,718              2.88  $         14.84    1,021,871  $        14.79
     $16.96 to $19.78      120,950              1.39  $         17.65      120,550  $        17.65
                        ----------                                      ----------
                         2,926,503                                       2,509,709
                        ==========                                       =========

     The weighted average fair value at date of grant for options granted during fiscal 2005, 2004 and 2003 was $5.17, $3.48 and $4.09, respectively.

     The unissued preferred stock carries certain voting rights and has preferences with respect to dividends and liquidation proceeds.

17.  Contingencies

     During  fiscal  2003,  the Company made litigation settlement payments of $
     0.2  million.

     The Company is party to various negotiations, customer bankruptcies and legal proceedings in the normal course of business. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.


                                     F.  22

18.  Segment  Information

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

     Prior to fiscal year 2005, the Company disclosed three reporting segments: products, services and leasing. Monthly income statements were generated and reviewed by management for both the products and service businesses for decision making purposes. The segment reporting (product and services) are no longer reviewed by management on a regular basis and required significant manual work to develop the information solely for quarterly and annual external financial statement reporting purposes.

     During the fourth quarter of 2005, the Company realigned its management and reporting responsibilities into functional lines: Sales, Service Operations, Finance and Administrative. The Company also aligned sales and service delivery into five domestic geographic regions and finance and administration is centralized. Each of the geographic regions sell both products and services and each geographic region has similar economic characteristics. As a result, the Company now reports one reportable segment and the information in this report has been revised to reflect the Company's current segment reporting.


                                     F.  23