Form 10-K/A
period 2005-01-05
POMEROY IT SOLUTIONS INC
filed 2006-04-27
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A ("Form 10-K/A") amends our Annual Report on Form 10-K for the fiscal year ended January 5, 2005, as initially filed with the Securities and Exchange Commission (the "SEC") on April 5, 2005 (the "Original Filing"), and as amended on May 5, 2005 (the "First Amended Filing"). The Company hereby amends the "Liquidity and Capital Resources" section of Item 7, of Part II of its Annual Report on Form 10-K for the year ending January 5, 2005, to revise its disclosures concerning working capital items included therein.

Except for the matters discussed in this Explanatory Note, no other changes have been made to the Original Filing or the First Amended Filing. This Form 10-K/A does not reflect events occurring after the Original Filing or the First Amended Filing and does not modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing, the First Amended Filing and our other filings with the SEC subsequent thereto.

                           POMEROY IT SOLUTIONS, INC.

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

                           YEAR ENDED JANUARY 5, 2005

                                TABLE OF CONTENTS

Item 7           Management's Discussion and Analysis of Financial             1
                 Condition and Results of Operations (Amended)

SIGNATURES       Chief Executive Officer and Directors                         9

Exhibits         Certification Pursuant to Section 302 of the Sarbanes-        E-31.1
                 Oxley Act of 2002 - CEO
                 Certification Pursuant to Section 302 of the Sarbanes-        E-31.2
                 Oxley Act of 2002 - CFO
                 Certification pursuant to 18 U.S.C. Section 1350, as          E-32.1
                 adopted pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002 - CEO
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

RESULTS  OF  OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of income expressed as a percentage of net sales and revenues:

                                              Percentage of Net Sales and Revenues
           Financial Results                      Fiscal Years ended January 5,
-----------------------------------------  -----------  -------------  -------------
                                              2005          2004           2003
                                           -----------  -------------  -------------
Net sales and revenues:
  Equipment, supplies and leasing                73.4%          78.6%          81.3%
  Service                                        26.6%          21.4%          18.7%
                                           -----------  -------------  -------------
  Total net sales and revenues                  100.0%         100.0%         100.0%
                                           ===========  =============  =============

Cost of sales and service:
  Equipment, supplies and leasing                67.9%          72.7%          74.6%
  Service                                        19.3%          15.5%          12.9%
                                           -----------  -------------  -------------
    Total cost of sales and service              87.2%          88.2%          87.5%
                                           ===========  =============  =============

Gross profit:
  Equipment, supplies and leasing                 5.5%           5.9%           6.7%
  Service                                         7.3%           5.9%           5.8%
                                           -----------  -------------  -------------
    Total gross profit                           12.8%          11.8%          12.5%
                                           ===========  =============  =============

Operating expenses:
  Selling, general and administrative             8.9%           7.9%           7.3%
  Rent                                            0.5%           0.5%           0.5%
  Depreciation                                    0.5%           0.8%           0.6%
  Amortization                                    0.1%           0.1%           0.2%
  Provision for doubtful accounts                 0.0%           0.0%           0.1%
  Litigation settlement                           0.0%           0.0%           0.0%
  Provision for vendor receivables
  and restructuring and severance charges         0.3%           0.0%           0.6%
                                           -----------  -------------  -------------
    Total operating expenses                     10.3%           9.3%           9.3%
                                           ===========  =============  =============

Income from operations                            2.5%           2.5%           3.2%

Net other expense                                 0.0%           0.0%           0.1%

Income before income tax                          2.5%           2.5%           3.1%
Income tax expense                                1.0%           1.0%           1.0%

                                           -----------  -------------  -------------
Net income                                        1.5%           1.5%           2.1%
                                           ===========  =============  =============

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

Products and leasing sales increased $74.6 million, or 15.9%, to $545.1 million in fiscal 2004 from $470.5 million in fiscal 2003. Excluding acquisitions completed in fiscal year 2004, total product and leasing net sales and revenues increased 14.3%. Service revenues increased $69.3 million, or 54.2%, to $197.2 million in fiscal 2004 from $127.9 million in fiscal 2003. Excluding acquisitions completed in fiscal year 2004, total service net sales and revenue increased 10.2%. The net increase in products and leasing net sales and revenue was primarily a result of increased industry-wide technology spending and the increase in service revenue was primarily a result of the acquisition of Alternative Resources Corporation on July 23, 2004.

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

Liquidity  and  Capital  Resources

Cash provided by operating activities was $5.8 million in fiscal 2004. Cash used in investing activities was $18.8 million, which included $16.4 million for acquisitions completed in fiscal 2004 and prior years and $2.4 million for capital expenditures. Cash used in financing activities was $9.5 million which included $31.4 million of payments on notes payable, $0.5 million for the purchase of treasury stock, and was offset by $20.2 million in proceeds from short-term borrowings, $1.8 million from the exercise of stock options, and $0.4 million proceeds from the employee stock purchase plan.

The amount of cash derived from operating activities will vary based on a number of business factors which may change from time to time, including terms of available financing from vendors, downturns in the Company's business and/or downturns in the businesses of the Company's customers. However, a growth or decline in services revenue in conjunction with a change in the proportion of services revenue to total revenue is an underlying driver of operating cash flow during the period of change because a majority of the Company's services revenue is generated based upon the billings of the Company's technicians. The cash outlay for these labor/payroll costs is incurred bi-weekly with each pay period. The invoicing for the service is generated on various billing cycles as dictated by the customers, and the respective cash inflow typically follows within 30 to 60 days of invoice date, which may be as long as 60 to 120 days from the time the services are performed. This differs from product revenue in that the time period between the time that the Company incurs the cost to purchase the products and collects the revenue from its customer is typically shorter, usually from 0 to 60 days, and the Company primarily orders inventory for a particular customer rather than stocking large amounts of inventory. The
Company anticipates an increase in services revenue and in the proportion of services revenue to total revenue which, if it occurs, may result in a significant decrease in cash flows from operating activities during periods of significant growth or periods of excess technical capacity. In addition, certain services, primarily outsourcing contracts for the Company's Life Cycle Services, require that the Company maintain a stock of specific parts inventory for servicing the customer; thus, an increase or decrease in the type of services provided can impact inventory levels and operating cash flows.

Operating cash flows decreased in fiscal 2004 as a result of a number of factors, specifically, a growth in business, a decision to aggressively pursue cash discounts related to accounts payable and certain floor plan arrangements, and the acquisition of Alternative Resources Corporation ("ARC"). Historically, the Company consistently pursues cash discounts that enable the Company to reduce costs by pre-paying or paying expenses earlier than due dates. In conjunction with the ARC acquisition, late in 2004, the Company eliminated an ARC factoring arrangement with a financial institution, related to a specific customer. By eliminating this arrangement, the collection on these specific receivables changed from credit terms of Net 10 to Net 45. During the conversion of these credit terms, Pomeroy experienced a decrease of approximately $7 million in operating cash flows.

There were significant changes in certain working capital accounts in 2004. Trade receivables, inventory and trade payables all increased by significant amounts comparable to the growth in business. These increases were primarily the result of increased business volume in 2004 over 2003. Inventories increased at a rate greater than that caused by increased business volume due to new outsourcing contracts requiring a higher level of committed service parts inventory.

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

On July 23, 2004, the Company and Pomeroy Acquisition Sub, Inc. ("PAS"), a wholly owned subsidiary of the Company, completed the acquisition of ARC. On May 11, 2004, the parties entered into a definitive merger agreement for PAS to acquire all of the issued and outstanding shares of capital stock of ARC. The merger was approved by ARC shareholders at a meeting held on July 22, 2004. As a result of the merger, ARC is now a wholly-owned subsidiary of the Company. The cash consideration paid at closing, including the cost of all stock, stock options and warrants purchased and the amount of ARC net debt retired, was approximately $46.1 million, which was funded from cash on hand and borrowings from Pomeroy's existing line of credit.

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

Off-Balance  Sheet  Arrangements  and  Contractual  Obligations

Aggregated information about the Company's contractual obligations as of January 5, 2005 are presented in the following table:

                                                       Payments due by period
                                    ---------------------------------------------------------
                                             LESS THAN                           MORE THAN 5
CONTRACTUAL OBLIGATIONS              TOTAL     1 YEAR    1-3 YEARS   3-5 YEARS      YEARS
---------------------------------------------------------------------------------------------
Acquisition notes                   $ 1,162  $      912  $      250  $        -  $          -
Operating leases                     17,522       5,632       6,412       4,650           828
                                    ---------------------------------------------------------
Total contractual cash obligations  $18,684  $    6,544  $    6,662  $    4,650  $        828
                                    ---------------------------------------------------------

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

                                                      Pomeroy IT Solutions, Inc.

                                       By: /s/ Stephen E. Pomeroy
                                     -------------------------------------------
                                       Stephen E. Pomeroy
                                       President and Chief Executive
                                       Officer
Dated: April 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       Signature and Title                           Date
       -------------------                           ----


By: /s/ David B. Pomeroy, II                     April 14,2006
----------------------------------
   David B. Pomeroy, II Director

By: /s/ Stephen E. Pomeroy                       April 14,2006
----------------------------------
   Stephen E. Pomeroy, Director

By: /s/                                          April 14,2006
----------------------------------
   Kevin G. Gregory, Director

By: /s/ James H. Smith III                       April 14,2006
----------------------------------
   James H. Smith III, Director

By: /s/ Ronald E. Krieg                          April 14,2006
----------------------------------
   Ronald E. Krieg, Director

By: /s/ Debra E. Tibey                           April 14,2006
----------------------------------
   Debra E. Tibey, Director

By: /s/ Edward E. Faber                          April 14,2006
----------------------------------
   Edward E. Faber, Director

By: /s/ William H. Lomicka                       April 14,2006
----------------------------------
   William H. Lomicka, Director

By: /s/                                          April 14,2006
----------------------------------
   Kenneth R. Waters, Director

By: /s/                                          April 14,2006
----------------------------------
   Vincent D. Rinaldi, Director