Form 10-Q
period 2006-04-05
POMEROY IT SOLUTIONS INC
filed 2006-05-15
CIK 883979

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2006

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of common stock outstanding as of May 5, 2006 was 12,620,469.

                              POMEROY IT SOLUTIONS, INC.
                                  TABLE OF CONTENTS


Part I.     Financial Information
            Item 1.                Financial Statements:                         Page
                                                                                 ----

                                   Consolidated Balance Sheets as of April 5,
                                   2006 (Unaudited) and January 5, 2006             1

                                   Consolidated Statements of Operations for
                                   the Three Months Ended April 5, 2006 and
                                   2005 (Unaudited)                                 3

                                   Consolidated Statements of Comprehensive
                                   Income for the Three Months Ended April 5,
                                   2006 and 2005 (Unaudited)                        4

                                   Consolidated Statements of Cash Flows for
                                   the Three Months Ended April 5, 2006 and
                                   2005 (Unaudited)                                 5

                                   Notes to Consolidated Financial Statements
                                   (Unaudited)                                      6

            Item 2.                Management's Discussion and Analysis of
                                   Financial Condition and Results of
                                   Operations                                      14

            Item 3.                Quantitative and Qualitative Disclosures
                                   about Market Risk                               19

            Item 4.                Controls and Procedures                         19

Part II.    Other Information

            Item 1.                Legal Proceedings                               21

            Item 1A.               Risk Factors                                    21

            Item 2.                Unregistered Sales of Equity Securities and
                                   Use of Proceeds                                 21

            Item 3.                Defaults Upon Senior Securities                 21

            Item 4.                Submission of Matters to a Vote of Security
                                   Holders                                         21

            Item 5.                Other Information                               21

            Item 6.                Exhibits                                        21

SIGNATURES                                                                         22

                           POMEROY IT SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


(in thousands)                                          April 5,    January 5,
                                                          2006         2006
                                                      ------------  -----------
                                                      (Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents                             $          -  $       447
Certificates of deposit                                      4,712        4,668

Accounts receivable:
  Trade, less allowance of  $4,355 at April 5, 2006
    and January 5, 2006                                    125,826      130,814
  Vendor receivables, less allowance of $100 at
    April 5, 2006 and January 5, 2006                        5,504        4,952
  Net investment in leases                                   2,515        1,998
  Other                                                      1,442        2,894
                                                      ------------  -----------
    Total receivables                                      135,287      140,658
                                                      ------------  -----------

Inventories                                                  9,977       13,665
Other                                                       12,665       11,730
                                                      ------------  -----------
    Total current assets                                   162,641      171,168
                                                      ------------  -----------

Equipment and leasehold improvements:
  Furniture, fixtures and equipment                         33,390       32,655
  Leasehold improvements                                     6,907        6,796
                                                      ------------  -----------
    Total                                                   40,297       39,451

  Less accumulated depreciation                             25,777       24,656
                                                      ------------  -----------
    Net equipment and leasehold improvements                14,520       14,795
                                                      ------------  -----------

Net investment in leases, net of current portion               899          995
Goodwill                                                   101,298      101,048
Intangible assets, net                                       3,136        3,007
Other assets                                                 3,890        4,132
                                                      ------------  -----------
    Total assets                                      $    286,384  $   295,145
                                                      ============  ===========

                 See notes to consolidated financial statements.

                               POMEROY IT SOLUTIONS, INC.
                               CONSOLIDATED BALANCE SHEETS


(in thousands, except per share data)                           April 5,     January 5,
                                                                  2006          2006
                                                              (Unaudited)
                                                              ------------  ------------
LIABILITIES AND EQUITY

Current Liabilities:
Short-term borrowings                                         $     8,984   $    15,304
Accounts payable                                                   46,878        46,638
Deferred revenue                                                    3,160         3,444
Employee compensation and benefits                                 10,206         8,039
Accrued restructuring and severance charges                         5,237         5,791
Other current liabilities                                           8,031        11,443
                                                              ------------  ------------
    Total current liabilities                                      82,496        90,659
                                                              ------------  ------------

Commitments and contingencies

Equity:
  Preferred stock,  $.01 par value; authorized 2,000 shares
    (no shares issued or outstanding)                                   -             -
  Common stock, $.01 par value; authorized 20,000 shares
    (13,430 and 13,400 shares issued at April 5, 2006
    and January 5, 2006, respectively)                                137           135
  Paid-in capital                                                  88,747        89,126
  Unearned compensation                                                 -        (1,198)
  Accumulated other comprehensive income                               24            24
  Retained earnings                                               124,102       125,521
                                                              ------------  ------------
                                                                  213,010       213,608
  Less treasury stock, at cost ( 810 shares at
    April 5, 2006 and January 5, 2006)                              9,122         9,122
                                                              ------------  ------------
      Total equity                                                203,888       204,486
                                                              ------------  ------------
      Total liabilities and equity                            $   286,384   $   295,145
                                                              ============  ============

                     See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)       Three Months Ended
                                        --------------------------
                                          April 5,      April 5,
                                            2006          2005
                                        ------------  ------------
                                         (Unaudited)   (Unaudited)
Product and service revenues:
  Product                               $    88,877   $    111,243
  Service                                    61,815         54,589
                                        ------------  ------------
    Total revenues                          150,692        165,832
                                        ------------  ------------

Cost of product and service revenues:
  Product                                    81,985        102,424
  Service                                    47,669         40,592
                                        ------------  ------------
    Total cost of revenues                  129,654        143,016
                                        ------------  ------------

    Gross profit                             21,038         22,816
                                        ------------  ------------

Operating expenses:
  Selling, general and administrative        20,561         19,108
  Rent expense                                  921            936
  Depreciation                                1,178          1,201
  Amortization                                  156            268
  Restructuring and severance charges           133            132
  Other                                           6              1
                                        ------------  ------------
    Total operating expenses                 22,955         21,646
                                        ------------  ------------

Income (loss) from operations                (1,917)         1,170

Interest expense, net                           309            221
                                        ------------  ------------

Income (loss) before income tax              (2,226)           949
Income tax expense (benefit)                   (807)           384
                                        ------------  ------------
Net income (loss)                       $    (1,419)  $        565
                                        ============  ============

Weighted average shares outstanding:
  Basic                                      12,615         12,469
                                        ============  ============
  Diluted (1)                                12,615         12,717
                                        ============  ============

Earnings (loss) per common share:
  Basic                                 $     (0.11)  $       0.05
                                        ============  ============
  Diluted (1)                           $     (0.11)  $       0.04
                                        ============  ============

(1) Dilutive loss per common share for the three months ended April 5, 2006 would have been anti-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options.
                 See notes to consolidated financial statements.

                            POMEROY IT SOLUTIONS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)                                              Three Months Ended
                                                        --------------------------
                                                          April 5,      April 5,
                                                            2006          2005
                                                        -----------  -------------
                                                        (Unaudited)   (Unaudited)
Net income (loss)                                       $    (1,419)  $        565
Other comprehensive income:
  Foreign currency translation adjustment, net of tax             -            102

                                                        -----------  -------------
Comprehensive income (loss)                             $    (1,419)  $        667
                                                        ===========  =============

                  See notes to consolidated financial statements.

                               POMEROY IT SOLUTIONS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                    Three Months Ended
                                                               ------------  ----------
                                                                 April 5,     April 5,
                                                                   2006         2005
                                                               ------------  ----------
                                                               (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                            $    (1,419)  $     565
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    Depreciation                                                     1,178       1,201
    Amortization                                                       156         268
    Stock option and restricted stock compensation                     609           -
    Restructuring and severance charges                                133         132
    Deferred income taxes                                              468       2,126
    Loss on disposal of fixed assets                                     5           1
  Changes in working capital accounts, net of
    effects of acquisitions:
    Accounts receivable                                              5,839      21,740
    Inventories                                                      3,465         350
    Other current assets                                            (1,205)      1,804
    Net investment in leases                                          (373)        226
    Accounts payable                                                   240     (15,718)
    Deferred revenue                                                  (284)       (460)
    Income tax payable                                                 (43)     (2,213)
    Employee compensation and benefits                               2,167      (3,103)
    Other, net                                                      (4,014)     (1,986)
                                                               ------------  ----------
  Net operating activities                                           6,922       4,933
                                                               ------------  ----------
Cash flows from investing activities:
  Capital expenditures                                                (682)       (325)
  Proceeds from sale of fixed assets                                     -           6
  Purchases of certificates of deposit                                 (44)        (15)
  Payment for covenant not-to-compete                                 (285)          -
  Acquisition of businesses                                           (250)       (547)
                                                               ------------  ----------
  Net investing activities                                          (1,261)       (881)
                                                               ------------  ----------
Cash flows from financing activities:
  Proceeds from (repayments of) short-term borrowings               (6,320)    (18,569)
  Payments of acquisition notes payable                                  -        (662)
  Proceeds from exercise of stock options
    and related tax benefit                                             49       1,999
  Proceeds from employee stock purchase plan                           163           -
                                                               ------------  ----------
     Net financing activities                                       (6,108)    (17,232)
                                                               ------------  ----------
Effect of exchange rate changes on cash and cash equivalents             -         102
                                                               ------------  ----------
Change in cash and cash equivalents                                   (447)    (13,078)
Cash and cash equivalents:
  Beginning of period                                                  447      13,108
                                                               ------------  ----------
  End of period                                                $         -   $      30
                                                               ============  ==========

                    See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis  of  Presentation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the three-month period ended April 5, 2006 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2007.

2.   Recent  Accounting  Pronouncements

     There are currently no accounting standards which will be adopted by the Company in a future period and for which the potential effect on the Company's financial position and results of operations is expected to be material.

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

     The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as payment towards balances outstanding under the Company's credit facility. As of April 5, 2006, the Company had an outstanding balance under the Company's credit facility of $9.0 million, including $1.4 million of overdrafts on the Company's books in accounts at a participant bank on the credit facility. As of January 5, 2006, the Company had an outstanding balance under the Company's credit facility of $15.3 million.

     Under the terms of the credit facility, the Company is subject to various financial covenants including maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio, a maximum ratio of total funded indebtedness to EBITDA, and a maximum net loss after tax. As of April 5, 2006, Pomeroy was not in compliance with certain financial covenants of its credit facility. The company is currently in the process of obtaining a waiver of such noncompliance from its lenders.

4.   Stock-Based  Compensation

     Prior to January 6, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company previously adopted SFAS No. 123 for disclosure purposes and for non-employee stock options.

     The Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123R) effective January 6, 2006. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which the employee is required to provide the services. The Company has adopted SFAS 123R using the modified prospective method and, therefore, results for periods prior to January 6, 2006 have not been restated.

     The table below illustrates the effect of stock compensations expense on the periods presented as if the Company had always applied the fair value method:

                                                               Three months Ended
                                                                    April 5,
(In thousands, except per share data)                          2006         2005
                                                            -----------  -----------
Income (loss) before stock compensation expense             $   (1,064)  $      565
Stock compensation expense included in net income (loss)          (355)           -

                                                            -----------  -----------
Net income (loss)                                           $   (1,419)         565
                                                            ===========
Pro forma stock compensation expense                                         (1,092)

                                                                         -----------
Pro forma net loss                                                       $     (527)
                                                                         ===========

Basic earnings (loss) per common share:
  Income (loss) before stock compensation expense           $    (0.08)  $     0.05
  Stock compensation expense included in net income (loss)       (0.03)           -

                                                            -----------  -----------
  Net income (loss)                                         $    (0.11)        0.05
                                                            ===========

  Pro forma stock compensation expense                                        (0.09)

                                                                         -----------
  Pro forma net loss                                                     $    (0.04)
                                                                         ===========

Diluted earnings (loss) per common share:
  Income (loss) before stock compensation expense           $    (0.08)  $     0.04
  Stock compensation expense included in net income (loss)       (0.03)           -

                                                            -----------  -----------
  Net income (loss)                                         $    (0.11)        0.04
                                                            ===========
Pro forma stock compensation expense                                          (0.08)

                                                                         -----------
Pro forma net loss                                                       $    (0.04)
                                                                         ===========

No stock-based compensation was capitalized into inventory or fixed assets. The approximate unvested stock option expense as of April 5, 2006, which will be recorded as expense in future periods, is $1,051. The weighted average time over which this expense will be recorded is approximately 28.5 months. Expense for the quarter ended April 5, 2006 and estimated expense for future periods is net of the effect of estimated forfeitures of 18.5%.

The Company estimates the fair value of each option on the date of grant using the Black-Scholes option pricing model. The Company has elected the simplified method to calculate the expected life of stock awards as permitted under SFAS 123R. This method calculates an expected term based on the midpoint between the vesting date and the end of the contractual term of the stock award. The weighted-average assumptions listed below were used for grants made in the three months ended April 5, 2006 and 2005:

                               Three months ended   Three months ended
                                  April 5, 2006        April 5, 2005
     Expected volatility              52.63%               38.25%
     Risk-free interest rate           4.72%                3.75%
     Expected life (years)             2.42                 3.95
     Dividend yield                    0.00%                0.00%

Information related to all stock options for the quarter ended April 5, 2006 is shown in the table below:

                                                                  Weighted-Average
                                            Weighted-Average   Remaining Contractual
                                  Shares     Exercise Price           Term
          Outstanding at
          January 5, 2006       2,926,503   $           13.31
          Granted                 233,000   $            9.40
          Forfeitures            (442,673)  $           13.94
          Exercised                (6,667)  $            7.07
                                ----------
          Outstanding at April
          5, 2006               2,710,163   $           12.89             2.85 years
                                ==========

          Exercisable at April
          5, 2006               2,321,256   $           13.07             2.65 years
                                ==========

Information related to unvested stock options for the quarter ended April 5, 2006 is shown in the table below:

                                            Weighted-Average      Weighted-Average
                                               Grant-Date      Remaining Contractual
                                  Shares       Fair Value             Term
          Outstanding
          unvested stock
          options at January 5,
          2006                    416,794   $            4.63

          Granted                 233,000   $            3.42
          Vested                 (218,358)  $            3.70
          Forfeitures             (42,529)  $            4.73
                                ----------

          Outstanding
          unvested stock
          options at April 5,
          2006                    388,907   $            4.43          4.02 years
                                ==========

     The Company did not issue any restricted shares in the quarter ended April 5, 2006. Such shares are valued based on the quoted price of the Company's stock on the date of grant and recorded as compensation expense over the related vesting period, which is generally four years. Compensation cost, net of an estimated forfeiture rate of 18.5%, related to previously-issued restricted shares totaled $52 thousand during the three months ended April 5, 2006. No similar expense was recorded during the three months ended April 5, 2005. In connection with the adoption of SFAS 123R, unearned compensation aggregating $1,146 associated with previously-issued restricted shares has been reclassified to paid-in capital in the accompanying consolidated balance sheet as of April 5, 2006.

5.   Earnings  per  Common  Share

     The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

     (in  thousands,  except  per  share  data)

                                   Three Months Ended April 5,
                         ------------------------------------------------
                                  2006                     2005
                         -----------------------  -----------------------
                                     Per Share                Per Share
                           Shares      Amount       Shares      Amount
                         ----------  -----------  ----------  -----------
     Basic EPS              12,615   $    (0.11)      12,469  $     0.05
     Effect of dilutive
       stock options            -*            -*         248       (0.01)
                         ---------   -----------  ----------  -----------
     Diluted EPS            12,615   $    (0.11)      12,717  $     0.04
                         =========   ===========  ==========  ===========

     * Not presented herein since effect on loss per common share is anti-dilutive for the three months ended April 5, 2006.

6.   Treasury  Stock

     On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares, but no more than $5.0 million. The Company intends to effect such repurchases, if any, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the repurchase program out of working capital. No such shares have been repurchased as of April 5, 2006. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months.


7.   Goodwill  and  Long-Lived  Assets

     Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company's intangible assets with definite lives as of April 5, 2006 and January 5, 2006:

(in thousands)
                                 Gross                      Net      Gross                       Net
                               Carrying    Accumulated   Carrying   Carrying   Accumulated    Carrying
                                Amount    Amortization    Amount     Amount    Amortization    Amount
                               4/5/2006     4/5/2006     4/5/2006   1/5/2006     1/5/2006     1/5/2006
                               -----------------------------------  ---------  -------------  ---------
Amortized intangible assets:
  Covenants not-to-compete     $   2,309  $       1,875  $     434  $   2,024  $       1,859  $     165
  Customer lists                   2,877          1,154      1,723      2,877          1,061      1,816
  Other intangibles                1,268            289        979      1,268            242      1,026
                               ---------  -------------  ---------  ---------  -------------  ---------
  Total amortized intangibles  $   6,454  $       3,318  $   3,136  $   6,169  $       3,162  $   3,007
                               =========  =============  =========  =========  =============  =========

     Amortized intangible assets are being amortized over periods ranging from 1 to 15 years for covenants not-to-compete, 7 to 15 years for customer lists and 7 years for other intangibles. For the quarter ended April 5, 2006, amortization expense related to intangible assets was $156 thousand. For the quarter ended April 5, 2005, amortization expense related to intangible assets was $268 thousand.

     Projected future amortization expense related to intangible assets with definite lives is as follows:

(in thousands)
Fiscal Years:
     2006            $     518
     2007                  674
     2008                  651
     2009                  587
     2010                  408
     2011+                 298
                     ---------
              Total  $   3,136
                     =========

     The change of the net carrying amount of goodwill for the three months ended April 5, 2006 is as follows:

     (in thousands)
     Net carrying amount as of 1/6/06         $ 101,048
     Goodwill recorded during first quarter         250
                                              ---------
     Net carrying amount as of 4/5/06         $ 101,298
                                              =========

     As part of its goodwill impairment testing, the Company reviews various factors, such as the market price of the Company's common stock, discounted cash flows from projected earnings and values for comparable companies to determine whether impairment exists. The Company has worked with a valuation firm to assess goodwill impairment and has determined there is impairment. The second step of the goodwill impairment test is not yet complete. The Company recognized a charge of $16.0 million as a reasonable estimate of the impairment loss in its fiscal 2005 financial statements. The actual impairment loss, once determined by the Company, may differ significantly from this estimate. Any adjustment to this estimated impairment loss based on the completion of the measurement of the impairment loss will be recognized in the subsequent reporting period as a change in estimate.

     During the first quarter of fiscal 2006, the Company recorded $250 thousand of goodwill which was associated with a payment related to an earn-out agreement related to a prior acquisition.

8.   Supplemental  Cash  Flow  Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

     (in  thousands)
                                                 Three Months Ended April 5,
                                               -------------------------------
                                                   2006             2005
                                               -------------  ----------------
          Interest paid                        $         373  $           286
                                               =============  ================
          Income taxes paid                    $          89  $           527
                                               =============  ================
          Adjustment to purchase price
            of acquired assets and goodwill    $           -  $          (558)
                                               =============  ================

          Business combinations accounted for
          as purchases:
            Assets acquired                    $           -  $             -
            Liabilities (assumed)/paid                   250              547
                                               -------------  ----------------
            Net cash paid                      $         250  $           547
                                               =============  ================

9.   Litigation

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

11.  Reclassifications

     Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

12.  Restructuring  and  Severance  Charges

     During the first quarter of fiscal 2006 and during fiscal 2005, the Company recorded severance charges totaling $0.1 million and $0.9 million (of which $0.1 million was recorded in the first quarter of fiscal 2005), respectively, resulting primarily from a re-alignment of the structure of the Company's organization.

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

     The Company also recorded during fiscal 2004 a non-recurring, one-time charge for severance in the amount of $1.447 million related to the resignation of David B. Pomeroy II as CEO of the Company. Mr. Pomeroy will continue to serve as Chairman of the Board of the Company.

     As of April 5, 2006, the restructuring and severance charge accrual, consisted of the following:

                                           Severance      Facility       Total
     (in thousands)                                     consolidation
                                          -------------------------------------
     Accrual balance at January 5, 2006   $      876   $          125   $1,001
     Charges accrued                             133                -      133
     Cash payments                              (322)             (51)    (373)
                                          -------------------------------------
     Accrual balance at April 5, 2006     $      687   $           74   $  761
                                          =====================================

     Also, the Company's management recorded a restructuring charge liability in connection with the ARC acquisition to eliminate certain duplicative activities and reduced facility requirements. As a result, approximately $6.4 million of costs were recorded as part of the liabilities assumed in the ARC acquisition in October 2004. The restructuring charge consisted of costs of vacating duplicative leased facilities of ARC and severance costs associated with exiting activities. These costs are accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire ARC. Changes to the estimates primarily for acquired leases included in the currently approved plans of restructuring through July 23, 2005 were recorded as an increase or decrease in goodwill, with any increases in estimates thereafter charged to operations.

                                               Facility
     (in thousands)                          consolidation
                                            ---------------
     Total intial liability                 $        3,715
     Adjustments of initial liability                2,165
     Cash payments                                  (1,159)
                                            ---------------
     Liability balance at January 5, 2006            4,721
     Cash payments                                    (278)
                                            ---------------
     Liability balance at April 5, 2006     $        4,443
                                            ===============

     Additionally, as part of the acquisition of ARC, the Company acquired the remaining obligations of ARC's existing restructuring plan, which was initially recorded by ARC in fiscal 2002. The total obligations assumed in connection with this restructuring plan was $1.5 million at July 23, 2004.

     As of April 5, 2006, the balance of the ARC fiscal 2002 accrued restructuring costs recorded consisted of the following:

(in thousands)

Fiscal 2002 Restructuring Charge

                                         Facility        Other
                                      consolidations    charges   Total
                                     -------------------------------------
Total liability as of July 23, 2004  $           756   $    696   $ 1,452
Adjustment of initial liability                  100          -       100
Cash payments                                   (812)      (671)   (1,483)
Balance at January 5, 2006                        44         25        69
Cash payments                                    (33)        (3)      (36)
                                     -------------------------------------
Balance at April 5, 2006             $            11   $     22   $    33
                                     =====================================

13.  Subsequent  Event

     An amended 2002 Outside Directors' Stock Incentive Plan will be submitted to the Company's shareholders for approval on June 20, 2006. The proposed amendments include a provision to permit the issuance of restricted stock to the Company's outside directors and a reduction in the number of shares available for issuance under the plan.

     ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Special Cautionary Notice Regarding Forward-Looking Statements
         --------------------------------------------------------------

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding financial results constitute forward-looking statements. These statements related to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our markets' actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward looking statements. These risks and other factors you should specifically consider include but are not limited to: changes in customer demands or industry standards, adverse or uncertain economic conditions, loss of key personnel, litigation, the nature and volume of products and services anticipated to be delivered, the mix of the products and services businesses, the type of services delivered, the ability to successfully attract and retain customers, sell additional products and service to existing customers, the ability to maintain a broad customer base to avoid dependence on any single customer, the need to successfully attract and retain outside consulting services, new acquisitions by the Company, terms of vendor agreements and certification programs and the assumptions regarding the ability to perform thereunder, the ability to implement the company's best practices strategies, the ability to manage risks associated with customer projects, existing market and competitive conditions including the overall demand for IT products and services, and the ability to attract and retain technical and other highly skilled personnel. In some cases, you can identify forward-looking statements by such terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", "projects", "intends", "prospects", "priorities", or negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

RESULTS  OF  OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of product and service revenues:


                                          Three        Three
                                          Months       Months
                                          ended        ended
                                        ------------------------
                                         April 5,     April 5,
                                           2006         2005
                                        ------------------------
                                        (Unaudited)  (Unaudited)
Product and service revenues:
  Product                                     59.0%        67.1%
  Service                                     41.0%        32.9%
                                        -----------  -----------
    Total revenues                           100.0%       100.0%
                                        -----------  -----------

Cost of product and service revenues:
  Product                                     54.4%        61.7%
  Service                                     31.6%        24.5%
                                        -----------  -----------
    Total cost of revenues                    86.0%        86.2%
                                        -----------  -----------

      Gross profit                            14.0%        13.8%
                                        -----------  -----------

Operating expenses:
  Selling, general and administrative         13.6%        11.5%
  Rent expense                                 0.6%         0.6%
  Depreciation                                 0.8%         0.7%
  Amortization                                 0.1%         0.2%
  Restructuring and severance charges          0.1%         0.1%
  Other                                        0.0%         0.0%
                                        -----------  -----------
      Total operating expenses                15.2%        13.1%
                                        -----------  -----------

Income (loss) from operations                 -1.2%         0.7%

Interest expense, net                          0.2%         0.1%

                                        -----------  -----------
Income (loss)  before income tax              -1.4%         0.6%
Income tax expense (benefit)                  -0.5%         0.3%

                                        -----------  -----------
Net income (loss)                             -0.9%         0.3%
                                        ===========  ===========

                           POMEROY IT SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL PRODUCT AND SERVICE REVENUES. Total product and service revenues decreased $15.1 million, or 9.1%, to $150.7 million in the first quarter of fiscal 2006 from $165.8 million in the first quarter of fiscal 2005. Product sales decreased $22.3 million, or 20.1%, to $88.9 million in the first quarter of fiscal 2006 from $111.2 million in the first quarter of fiscal 2005. The decrease in product sales is primarily attributable to several large sales in the first quarter of fiscal 2005 which were not repeated in first quarter of fiscal 2006 due to delaying IT spending and one-time project deployments. Service revenues increased $7.2 million, or 13.2%, to $61.8 million in the first quarter of fiscal 2006 from $54.6 million in the first quarter of fiscal year 2005. This increase in service revenues relates primarily to new service agreements entered into during the latter part of 2005.

GROSS PROFIT. Gross profit decreased $1.8 million, or 7.9%, to $21.0 million in the first quarter of fiscal 2006 from $22.8 million in the first quarter of fiscal 2005. The decrease resulted primarily from the decrease in product sales. Gross profit, as a percentage of total revenues, increased to 14.0% in the first quarter of fiscal 2006 as compared to 13.8% in the first quarter of fiscal 2005. This increase in gross margin percentage resulted primarily from a higher proportion of service revenues to total revenues in the first quarter of fiscal 2006 as compared to the same period in fiscal 2005.

OPERATING EXPENSES. Operating expenses increased $1.3 million, or 6.0%, to $22.9 million in the first quarter of fiscal 2006 from $21.6 million in the first quarter of fiscal 2005. Expressed as a percentage of total product and service revenues, operating expenses increased to 15.2% in the first quarter of fiscal 2006 from 13.1% in the first quarter of fiscal 2005. The increase is primarily attributable to increased fees from outside consultants associated with late filings and restatements of fiscal 2005 quarterly financial statements ($0.5 million) and increased costs associated with employee health benefits ($0.4 million). Operating expenses were also increased as a result of in the first quarter of fiscal 2006 for stock option and restricted stock compensation of $0.6 million. No comparable expense was recognized in the first quarter of fiscal 2005.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations decreased $3.1 million to a loss of $(1.9) million in the first quarter of fiscal 2006 from operating income of $1.2 million in the first quarter of fiscal 2005. The Company's operating margin decreased to (1.2)% in the first quarter of fiscal 2006 as compared to 0.7% in the first quarter of fiscal 2005. This decrease is a result of the decrease in revenues and the increase in operating expenses as described above.

INTEREST EXPENSE. Net interest expense was $0.3 million during the first quarter of fiscal 2006 as compared to $0.2 million during the first quarter of fiscal 2005. This increase in net interest expense was a result of increased borrowings under our credit facility and higher interest rates.

INCOME TAXES. The Company's effective income tax rate was a benefit of 36.3% in the first quarter of fiscal 2006 compared to expense of 40.5% in the first quarter of fiscal 2005. This decrease was principally related to permanent taxable items which reduced the percentage of benefit recorded in the first quarter of fiscal 2006.

NET INCOME (LOSS). Net income (loss) decreased $2.0 million to a net loss of $1.4 million in the first quarter of fiscal 2006 from net income of $0.6 million in the first quarter of fiscal 2005 due to the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $6.9 million in the first three months of fiscal 2006. Cash used in investing activities was $1.3 million, which included $0.2 million for prior year acquisitions and $0.7 million for capital expenditures. Cash used in financing activities was $6.1 million, which included $6.3 million for repayment of short-term borrowings, offset by $0.2 million of proceeds from exercise of stock options and employee stock purchase plan.

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

Cash flows provided by operating activities in the three months ended April 5, 2006 were $6.9 million as compared to cash flows provided by operating activities of $4.9 million for the corresponding period of fiscal 2005. The increase in cash flows from operating activities in the first three months of 2006 compared to the first three months of 2005 resulted primarily from the timing of payments on accounts payable, offset by timing of receipts on accounts receivable as well as a decrease in inventories and deferred income taxes and an increase in employee compensation and benefits liability. These increases in cash were offset somewhat by a decrease in cash from changes in items classified as other, net.

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At April 5, 2006, these lines of credit totaled $76.0 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $1.0 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average interest rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company has a $165.0 million Syndicated Credit Facility Agreement with GECDF. The credit facility has a three-year term and its components include a maximum of $75.0 million for inventory financing as described above and a revolving line of credit, collateralized primarily by accounts receivable, of up to $110.0 million; provided that the total amount outstanding at any time under the inventory financing facility and the revolving line of credit may not exceed $165.0 million. The credit facility also provides a letter of credit facility of $5.0 million. The interest rate under the credit facility is based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. As of April 5, 2006, the adjusted LIBOR rate was 7.08%. This credit facility expires June 28, 2007.

As of April 5, 2006, the Company had an outstanding balance under the Company's credit facility of $9.0 million, including $1.4 million of overdrafts on the Company's books in accounts at a participant bank on the credit facility. As of January 5, 2006, the Company had an outstanding balance under the Company's credit facility of $15.3 million. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, Pomeroy is subject to various financial covenants. As of April 5, 2006, the Company was not in compliance with certain of such financial covenants. The company is currently in the process of obtaining a waiver of such noncompliance from its lenders.

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

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares, but no more than $5.0 million. The Company intends to effect such repurchases, if any, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the repurchase program out of working capital. No such shares have been repurchased as of April 5, 2006. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months.

ITEM  3-QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

The Company is exposed to interest rate risk primarily through its credit facility with GECDF. Due to the Company's current debt position, the Company did not experience a material impact from interest rate risk for the first quarter of fiscal 2006.

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

As described in Item 9A of the Company's Annual Report on Form 10-K for the year ended January 5, 2006, the Company reported that it identified four material weaknesses in its internal control over financial reporting. As a result, the Company's management, including its Chief Executive Officer and Chief Financial Officer, concluded that as of January 5, 2006, the Company's disclosure controls and procedures were not effective at a reasonable level of assurance, based on the evaluation of these controls and procedures required by Exchange Act Rules 13(a)-15(e) or 15(d)-15(e).

As of April 5, 2006, the four material weaknesses have not been remediated. Accordingly, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of April 5, 2006, the Company's disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms and rules. Despite these material weaknesses, the financial statements reported on Form 10-Q for the fiscal quarter ended April 5, 2006, fairly present, in all material respects, the consolidated financial condition and results of operations of the Company.

MATERIAL  WEAKNESSES  REMEDIATION  PLANS:

Management is committed to the remediation of the four material weaknesses as well as the continued improvement of the Company's overall internal controls over financial reporting. Management has been developing remediation plans for each of the four identified material weaknesses. The Company currently is executing a remediation plan for each of the material weaknesses set forth below that includes the following:

     Actions  Relating  to  Maintaining  Effective  Control  Over The Accrual of
     ---------------------------------------------------------------------------
     Service  Billing  Calculations  and  Service Revenue  Recognition.
     ------------------------------------------------------------------
     - We are assessing our service revenue and expense recognition processes and procedures. While we have taken certain actions to address this material weakness, additional time and planning will be necessary before the Company can finalize a remediation plan. The Company's goal is to have the remediation completed during the fourth quarter of 2006 or earlier.

     Actions  Relating  to  Maintaining  Effective  Control Over Financial Close
     ---------------------------------------------------------------------------
     and  Reporting  Process.
    -------------------------
     - During the fourth quarter of 2005, we began hiring additional accounting personnel. We hired an individual with a CPA and SEC reporting experience to manage our SEC reporting function. The Company also hired additional Sarbanes-Oxley resources. The Company will continue to expand the finance organization that will include the creation of a Financial Planning and Analysis department during 2006. We will continue to develop standard accounting policies and procedures over non-routine general ledger accounts during 2006. We have developed and implemented more structured and meaningful general ledger account reconciliations that now reflect reconciling items that will lead to more timely resolution and proper account classifications. A detailed finance organization training plan on financial controls, policies and procedures, account reconciliations, GAAP and SEC disclosure checklists will be implemented during the second quarter of 2006.

     Actions Related to Maintaining Effective Control Over Computer Applications
     ---------------------------------------------------------------------------
     Used  in  Financial  Reporting.
     -------------------------------
     - The Company has expanded and will continue to improve our information technology systems. The Company hired a CIO during the first quarter of 2006. The Company has developed and implemented controls over system changes and upgrades. In addition, the Company is addressing the necessary changes that will address and resolve the issues associated with computer applications that have improper system access rights. Our remediation of these control weaknesses will be addressed throughout the year and should be finalized during the fourth quarter of 2006 or earlier.

     Actions Related to Maintaining Effective Controls Over the Payroll Process.
     ---------------------------------------------------------------------------
     - We have implemented new payroll policies and procedures for timely notification of terminated employees. The Company will continue to improve the internal controls over payroll during 2006 by implementing additional procedures that will hold one-up managers accountable and responsible for timely notifications of terminated employees.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's remediation plan for three of the four material weaknesses has not been in place long enough to show meaningful results. It is expected, however, that the remediation of these four material weaknesses will significantly improve the Company's internal controls over financial reporting during the latter part of 2006 and beyond.

                           PART II - OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 1A-RISK FACTORS

NONE

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares, but no more than $5.0 million. The Company intends to effect such repurchases, if any, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the repurchase program out of working capital. No such shares have been repurchased as of April 5, 2006. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months.

During the fiscal quarter ended April 5, 2006, the Company did not pay any cash dividends. Pomeroy has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends is restricted under Pomeroy's current credit facility. Under such credit facility, cash dividends and stock redemptions are limited to $5 million annually.

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

                                       POMEROY IT SOLUTIONS, INC.
                                       --------------------------
                                                     (Registrant)

Date: May 15, 2006                     By:  /s/ Kevin G. Gregory
     ---------------------
                                       ----------------------------------------
                                       Kevin G. Gregory
                                       Senior Vice President and Chief
                                       Financial Officer