Form 10-Q
period 2006-07-05
POMEROY IT SOLUTIONS INC
filed 2006-08-14
CIK 883979

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  July  5,  2006

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-20022

                           POMEROY IT SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                       31-1227808
(State or other jurisdiction of incorporation               (IRS Employer
 or organization)                                           Identification No.)

                     1020 Petersburg Road, Hebron, KY 41048
                    (Address of principal executive offices)

                                 (859) 586-0600
              (Registrant's telephone number, including area code)

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

The number of shares of common stock outstanding as of August 5, 2006 was 12,633,912

                               POMEROY IT SOLUTIONS, INC.
                                   TABLE OF CONTENTS

Part I.     Financial Information
            Item 1.                Financial Statements:                           Page

                                   Consolidated Balance Sheets as of July 5,
                                   2006 (Unaudited) and January 5, 2006               1

                                   Consolidated Statements of Income for the
                                   Three Months Ended July 5, 2006 and 2005           3
                                   (Unaudited)

                                   Consolidated Statements of Comprehensive
                                   Income for the Three Months Ended July 5,          4
                                   2006 and 2005 (Unaudited)

                                   Consolidated Statements of Income for the Six
                                   Months Ended July 5, 2006 and 2005                 5
                                   (Unaudited)

                                   Consolidated Statements of Comprehensive
                                   Income for the Six Months Ended July 5,            6
                                   2006 and 2005 (Unaudited)

                                   Consolidated Statements of Cash Flows for
                                   the Six Months Ended July 5, 2006 and 2005         7
                                   (Unaudited)

                                   Notes to Consolidated Financial Statements
                                   (Unaudited)                                        8

            Item 2.                Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations     16

            Item 3.                Quantitative and Qualitative Disclosure about
                                   Market Risk                                       22

            Item 4.                Controls and Procedures                           22

Part II.    Other Information

            Item 1.                Legal Proceedings                                 24

            Item 1A.               Risk Factors                                      24

            Item 2.                Unregistered Sales of Equity Securities and
                                   Use of Proceeds                                   24

            Item 3.                Defaults Upon Senior Securities                   24

            Item 4.                Submission of Matters to a Vote of Security
                                   Holders                                           24

            Item 5.                Other Information                                 25

            Item 6.                Exhibits                                          25

SIGNATURES                                                                           26

                             POMEROY IT SOLUTIONS, INC.
                             CONSOLIDATED BALANCE SHEETS

(in thousands)                                              July 5,      January 5,
                                                             2006           2006
                                                         -------------  ------------
                                                          (Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents                                $          85  $        447
Certificates of deposit                                          4,227         4,668

Accounts receivable:
  Trade, less allowance of  $4,112 at July 5, 2006 and
    $4,355 at January 5, 2006                                  133,239       130,814
  Vendor receivables, less allowance of $100 at
    July 5, 2006 and January 5, 2006                             5,974         4,952
  Net investment in leases                                       2,334         1,998
  Other                                                          1,984         2,894
                                                         -------------  ------------
      Total receivables                                        143,531       140,658
                                                         -------------  ------------

Inventories                                                     14,941        13,665
Other                                                           11,351        11,730
                                                         -------------  ------------
      Total current assets                                     174,135       171,168
                                                         -------------  ------------

Equipment and leasehold improvements:
  Furniture, fixtures and equipment                             31,481        32,655
  Leasehold improvements                                         8,768         6,796
                                                         -------------  ------------
      Total                                                     40,249        39,451

  Less accumulated depreciation                                 26,629        24,656
                                                         -------------  ------------
      Net equipment and leasehold improvements                  13,620        14,795
                                                         -------------  ------------

Net investment in leases, net of current portion                   187           995
Goodwill                                                       101,786       101,048
Intangible assets, net                                           2,963         3,007
Other assets                                                     3,645         4,132
                                                         -------------  ------------
      Total assets                                       $     296,336  $    295,145
                                                         =============  ============

                   See notes to consolidated financial statements.

                               POMEROY IT SOLUTIONS, INC.
                               CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)                           July 5,      January 5,
                                                                  2006          2006
                                                              ------------  ------------
                                                              (Unaudited)
LIABILITIES AND EQUITY

Current Liabilities:
Short-term borrowings                                         $          -  $    15,304
Cash overdraft                                                       1,992            -
Accounts payable                                                    65,873       46,638
Deferred revenue                                                     2,822        3,444
Employee compensation and benefits                                   8,326        8,039
Accrued restructuring and severance charges                          4,655        5,791
Other current liabilities                                            6,468       11,443
                                                              ------------  ------------
      Total current liabilities                                     90,136       90,659
                                                              ------------  ------------

Commitments and contingencies

Equity:
  Preferred stock,  $.01 par value; authorized 2,000 shares
    (no shares issued or outstanding)                                    -            -
  Common stock, $.01 par value; authorized 20,000 shares
    (13,453 and 13,400 shares issued at July 5, 2006
    and January 5, 2006, respectively)                                 135          135
  Paid-in capital                                                   89,179       89,126
  Unearned compensation                                                          (1,198)
  Accumulated other comprehensive income                                20           24
  Retained earnings                                                126,133      125,521
                                                              ------------  ------------
                                                                   215,467      213,608
  Less treasury stock, at cost ( 830 and 810 shares at
    July 5, 2006 and January 5, 2006)                                9,267        9,122
                                                              ------------  ------------
      Total equity                                                 206,200      204,486
                                                              ------------  ------------
      Total liabilities and equity                            $    296,336  $   295,145
                                                              ============  ============

                     See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)        Three Months Ended
                                        --------------------------
                                          July 5,       July 5,
                                            2006          2005
                                        ------------  ------------
                                        (Unaudited)   (Unaudited)
Product and service revenues:
  Product                               $     92,081  $    135,093
  Service                                     72,037        56,932
                                        ------------  ------------
    Total revenues                           164,118       192,025
                                        ------------  ------------

Cost of product and service revenues:
  Product                                     84,322       124,956
  Service                                     55,013        41,922
                                        ------------  ------------
    Total cost of revenues                   139,335       166,878
                                        ------------  ------------

    Gross profit                              24,783        25,147
                                        ------------  ------------

Operating expenses:
  Selling, general and administrative         20,151        19,538
  Depreciation and amortization                1,235         1,428
  Other                                            6             -
                                        ------------  ------------
    Total operating expenses                  21,392        20,966
                                        ------------  ------------

Income from operations                         3,391         4,181

Interest expense, net                            162           206
                                        ------------  ------------

Income before income tax                       3,229         3,975
Income tax expense                             1,198         1,610
                                        ------------  ------------
Net income                              $      2,031  $      2,365
                                        ============  ============

Weighted average shares outstanding:
  Basic                                       12,629        12,573
                                        ============  ============
  Diluted                                     12,637        12,656
                                        ============  ============

Earnings per common share:
  Basic                                 $       0.16  $       0.19
                                        ============  ============
  Diluted                               $       0.16  $       0.19
                                        ============  ============

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)                                  Three Months Ended
                                            --------------------------
                                              July 5,       July 5,
                                                2006          2005
                                            ------------  ------------
                                            (Unaudited)   (Unaudited)
Net income                                  $     2,031   $      2,365
Other comprehensive income:
  Foreign currency translation adjustment            (4)             -

                                            ------------  ------------
Comprehensive income                        $     2,027   $      2,365
                                            ============  ============

                           POMEROY IT SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)        Six Months Ended
                                        --------------------------
                                          July 5,       July 5,
                                            2006          2005
                                        ------------  ------------
                                        (Unaudited)   (Unaudited)
Product and service revenues:
  Product                               $    180,958  $    246,336
  Service                                    133,852       111,521
                                        ------------  ------------
    Total revenues                           314,810       357,857
                                        ------------  ------------

Cost of product and service revenues:
  Product                                    166,307       227,380
  Service                                    102,684        82,514
                                        ------------  ------------
    Total cost of revenues                   268,991       309,894
                                        ------------  ------------

    Gross profit                              45,819        47,963
                                        ------------  ------------

Operating expenses:
  Selling, general and administrative         41,632        39,582
  Depreciation and amortization                2,569         2,897
  Restructuring and severance charges            133           132
  Other                                           11             1
                                        ------------  ------------
    Total operating expenses                  44,345        42,612
                                        ------------  ------------

Income from operations                         1,474         5,351

Interest expense, net                            471           427
                                        ------------  ------------

Income before income tax                       1,003         4,924
Income tax expense                               391         1,994
                                        ------------  ------------
Net income                              $        612  $      2,930
                                        ============  ============

Weighted average shares outstanding:
  Basic                                       12,622        12,521
                                        ============  ============
  Diluted                                     12,639        12,661
                                        ============  ============

Earnings per common share:
  Basic                                 $       0.05  $       0.23
                                        ============  ============
  Diluted                               $       0.05  $       0.23
                                        ============  ============

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)                                   Six Months Ended
                                            --------------------------
                                              July 5,       July 5,
                                                2006          2005
                                            ------------  ------------
                                            (Unaudited)   (Unaudited)
Net income                                  $       612   $      2,930
Other comprehensive income:
  Foreign currency translation adjustment            (4)           102

                                            ------------  ------------
Comprehensive income                        $       608   $      3,032
                                            ============  ============

                 See notes to consolidated financial statements.

                                POMEROY IT SOLUTIONS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                      Six Months Ended
                                                               --------------------------
                                                                 July 5,       July 5,
                                                                   2006          2005
                                                               (Unaudited)   (Unaudited)
                                                               ------------  ------------
Cash flows from operating activities:
  Net income                                                   $       612   $     2,930
  Adjustments to reconcile net income to net cash
    from operating activities:
    Depreciation                                                     2,240         2,437
    Amortization                                                       329           460
    Stock option and restricted stock compensation                     896             -
    Restructuring and severance charges                                133           132
    Deferred income taxes                                              605         2,641
    Loss on disposal of fixed assets                                    11             8
  Changes in working capital accounts, net of
    effects of acquisitions:
    Accounts receivable                                             (2,585)       (1,765)
    Inventories                                                     (1,558)       (1,841)
    Other current assets                                                62           489
    Net investment in leases                                           520         2,413
    Cash overdraft                                                   1,992             -
    Accounts payable                                                19,235        (4,065)
    Deferred revenue                                                  (622)         (387)
    Income tax payable                                                 (58)           18
    Employee compensation and benefits                                 287        (3,982)
    Other, net                                                      (5,988)       (5,068)
                                                               ------------  ------------
  Net operating activities                                          16,111        (5,580)
                                                               ------------  ------------
Cash flows from investing activities:
  Capital expenditures                                                (793)       (1,033)
  Proceeds from sale of fixed assets                                     -             6
  Proceeds from redemption of certificates of deposit                  531             -
  Purchases of certificates of deposit                                 (91)          (34)
  Payment for covenant not-to-compete                                 (285)            -
  Acquisition of businesses                                           (738)       (1,139)
                                                               ------------  ------------
  Net investing activities                                          (1,376)       (2,200)
                                                               ------------  ------------
Cash flows from financing activities:
  Net payments of  short-term borrowings                           (15,304)       (2,501)
  Payments of acquisition notes payable                                  -          (662)
  Proceeds from exercise of stock options
    and related tax benefit                                            192         2,327
  Purchase of treasury stock                                          (144)         (376)
  Proceeds from employee stock purchase plan                           163             -
                                                               ------------  ------------
    Net financing activities                                       (15,093)       (1,212)
                                                               ------------  ------------
Effect of exchange rate changes on cash and cash equivalents            (4)          102
                                                               ------------  ------------
Change in cash and cash equivalents                                   (362)       (8,890)
Cash and cash equivalents:
  Beginning of period                                                  447        13,108
                                                               ------------  ------------
  End of period                                                $        85   $     4,218
                                                               ------------  ------------

                     See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of  Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the three and six-month period ended July 5, 2006 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2007.

2.   Recent  Accounting  Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, "Accounting for Income Taxes" ("FASB No. 109"). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact, if any, that the adoption of FIN 48 will have on the consolidated financial statements.

3.   Cash and  Short-Term  Borrowings

The Company has a $165.0 million Syndicated Credit Facility Agreement with GE Commercial Distribution Finance. The credit facility has a three-year term and its components include a maximum of $75.0 million for inventory financing and a revolver, collateralized primarily by accounts receivable, of up to $110.0 million. The credit facility also provides a letter of credit facility of $5.0 million. Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid. As of July 5, 2006, the adjusted LIBOR rate was 7.58%. This credit facility expires June 28, 2007.

The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as payment towards balances outstanding under the Company's credit facility. As of July 5, 2006, the Company had no outstanding balance under the Company's credit facility. As of January 5, 2006, the Company had an outstanding balance under the Company's credit facility of $15.3 million.

Under the terms of the credit facility, the Company is subject to various financial covenants including maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio, a maximum ratio of total funded indebtedness to EBITDA, and a maximum net loss after tax. As of July 5, 2006, Pomeroy was in compliance with those financial covenants.

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

The table below illustrates the effect of stock compensation expense on the periods presented as if the Company had always applied the fair value method:

                                                       Three Months Ended
                                                            July 5,
(In thousands, except per share data)                         2005
                                                      --------------------
Income before stock compensation expense              $             2,365
Stock compensation expense                                           (266)

                                                      --------------------
Proforma net income                                   $             2,099
                                                      ====================

Basic earnings per common share:
  Income before stock compensation expense            $              0.19
  Stock compensation expense                                        (0.02)

                                                      --------------------
Proforma net income                                   $              0.17
                                                      ====================

Diluted earnings per common share:
  Income before stock compensation expense            $              0.19
  Stock compensation expense included in net income                 (0.02)

                                                      --------------------
Proforma net income                                   $              0.17
                                                      ====================

                                                         Six Months Ended
                                                             July 5,
(In thousands, except per share data)                          2005
                                                        ------------------
Income before stock compensation expense                $           2,930
Stock compensation expense                                         (1,358)

                                                        ------------------
Pro forma net income                                    $           1,572
                                                        ==================

Basic earnings  per common share:
  Income  before stock compensation expense             $            0.23
  Stock compensation expense                                        (0.10)

                                                        ------------------
Pro forma net income                                    $            0.13
                                                        ==================

Diluted earnings  per common share:
  Income  before stock compensation expense             $            0.23
  Stock compensation expense                                        (0.11)

                                                        ------------------
Pro forma net income                                    $            0.12
                                                        ==================

No stock-based compensation was capitalized into inventory or fixed assets. The approximate unvested stock option expense as of July 5, 2006, which will be recorded as expense in future periods, is $1,038. The weighted average time over which this expense will be recorded is approximately 26.2 months. Expense for the quarter and six months ended July 5, 2006 and estimated expense for future periods is net of the effect of estimated forfeitures of 18.5%.

The Company estimates the fair value of each option on the date of grant using the Black-Scholes option pricing model. The Company has elected the simplified method to calculate the expected life of stock awards as permitted under SFAS 123R. This method calculates an expected term based on the midpoint between the vesting date and the end of the contractual term of the stock award. The weighted-average assumptions listed below were used for grants made in the six months ended July 5, 2006 and 2005:

                               Three months ended   Three months ended
                                  July 5, 2006         July 5, 2005
     Expected volatility             48.44%               59.51%
     Risk-free interest rate          5.00%                3.69%
     Expected life (years)            3.50                 3.00
     Dividend yield                   0.00%                0.00%

                               Six months ended   Six months ended
                                 July 5, 2006       July 5, 2005
     Expected volatility            52.48%             44.74%
     Risk-free interest rate         4.73%              3.73%
     Expected life (years)           2.46               3.66
     Dividend yield                  0.00%              0.00%

Information related to all stock options for the six months ended July 5, 2006 is shown in the table below:

                                                   Weighted-        Weighted-Average
                                               Average Exercise   Remaining Contractual
                                     Shares          Price                Term
     Outstanding at January 5,
     2006                          2,926,503   $           13.31
     Granted                         241,250   $            9.33
     Forfeitures                    (591,086)  $           13.77
     Exercised                       (29,167)  $            5.98
                                   ----------
     Outstanding at July 5, 2006   2,547,500   $           12.92             2.76 years
                                   ==========

     Exercisable at  July 5, 2006  2,209,251   $           13.08             2.57 years
                                   ==========

Information related to unvested stock options for the six months ended July 5, 2006 is shown in the table below:

                                          Weighted-Average     Weighted-Average
                                           Grant-Date Fair   Remaining Contractual
                                Shares          Value                Term
     Outstanding unvested
     stock options at
     January 5, 2006            416,794   $            4.63

     Granted                    241,250   $            3.41
     Vested                    (265,433)  $            3.72
     Forfeitures                (54,362)  $            4.89
                               ---------

     Outstanding unvested
     stock options at July 5,
     2006                       338,249   $            4.44             3.98 years
                               =========

The Company did not issue any restricted shares in the six months ended July 5, 2006. Such shares are valued based on the quoted price of the Company's stock on the date of grant and recorded as compensation expense over the related vesting period, which is generally four years. Compensation cost, net of an estimated forfeiture rate of 18.5%, related to previously-issued restricted shares totaled $64 thousand during the three months ended July 5, 2006 and $116 thousand during the six months ended July 5, 2006. No similar expense was recorded during the three months or six months ended July 5, 2005. In connection with the adoption of SFAS123R, unearned compensation aggregating $1,081 associated with previously-issued restricted shares has been reclassified to paid-in capital in the accompanying consolidated balance sheet as of July 5, 2006.

5.   Earnings  per  Common  Share

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

                               Three Months Ended July 5,
                    ------------------------------------------------
                             2006                     2005
                    -----------------------  -----------------------
                                 Per Share                Per Share
                      Shares       Amount      Shares       Amount
                    ----------  -----------  ----------  -----------
Basic EPS               12,629  $      0.16      12,573  $      0.19
Effect of dilutive
  stock options              8            -          83            -
                    ----------  -----------  ----------  -----------
Diluted EPS             12,637  $      0.16      12,656  $      0.19
                    ==========  ===========  ==========  ===========

                                Six Months Ended July 5,
                    ------------------------------------------------
                             2006                     2005
                    -----------------------  -----------------------
                                 Per Share                Per Share
                      Shares       Amount      Shares       Amount
                    ----------  -----------  ----------  -----------
Basic EPS               12,622  $      0.05      12,521  $      0.23
Effect of dilutive
  stock options             17            -         140            -
                    ----------  -----------  ----------  -----------
Diluted EPS             12,639  $      0.05      12,661  $      0.23
                    ==========  ===========  ==========  ===========

6.   Treasury  Stock

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares, at an aggregate price of no more than $5.0 million. The Company intends to effect such repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the repurchase program out of working capital. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months. The Company purchased 20,000 shares at an average price per share of $7.17 during the fiscal quarter ended July 5, 2006.

7.   Goodwill  and  Long-Lived  Assets

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company's intangible assets with definite lives as of July 5, 2006 and January 5, 2006:

(in thousands)
                                   Gross                                       Gross                         Net
                                  Carrying     Accumulated   Net Carrying     Carrying     Accumulated     Carrying
                                   Amount     Amortization      Amount         Amount     Amortization      Amount
                                  7/5/2006      7/5/2006       7/5/2006       1/5/2006      1/5/2006       1/5/2006
                                ------------------------------------------  -----------------------------------------
Amortized intangible assets:
  Covenants not-to-compete      $      2,309  $       1,907  $         402  $      2,024  $       1,859  $        165
  Customer lists                       2,877          1,248          1,629         2,877          1,061         1,816
  Other intangibles                    1,268            336            932         1,268            242         1,026
                                ------------  -------------  -------------  ------------  -------------  ------------
  Total amortized intangibles   $      6,454  $       3,491  $       2,963  $      6,169  $       3,162  $      3,007
                                ============  =============  =============  ============  =============  ============

Amortized intangible assets are being amortized over periods ranging from 1.5 to 15 years for covenants not-to-compete, 10 to 15 years for customer lists and 4 to 7 years for other intangibles. For the quarter ended July 5, 2006, amortization expense related to intangible assets was $173 thousand. For the quarter ended July 5, 2005, amortization expense related to intangible assets was $192 thousand. For the six months ended July 5, 2006, amortization expense related to intangible assets with definite lives was $329 thousand. For the six months ended July 5, 2005, amortization expense related to intangible assets with definite lives was $460 thousand.

Projected future amortization expense related to intangible assets with definite lives is as follows:

(in thousands)
Fiscal Years:
2006            $  344  July 6, 2006 thru January 5, 2007
2007               674
2008               651
2009               587
2010               408
2011+              299
                ------
         Total  $2,963
                ======

The change of the net carrying amount of goodwill for the six months ended July 5, 2005 is as follows:

(in thousands)
Net carrying amount as of 1/5/06          $101,048
Goodwill recorded during first quarter         250
                                          --------
Net carrying amount as of 4/5/06           101,298
                                          --------
Goodwill recorded during second quarter        488
                                          --------
Net carrying amount as of 7/5/06          $101,786
                                          ========

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

During the six months ended July 5, 2006, the Company recorded a net of $738 thousand of goodwill. The amounts recorded consisted of $825 thousand and $10 thousand for payments under earn-out agreements and a miscellaneous charge, related to prior acquisitions, respectively, offset by $97 thousand in collections of overpayments.

8.   Supplemental  Cash  Flow  Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)
                                              Six Months Ended July 5,
                                           -----------------------------
                                               2006            2005
                                           -------------  --------------
     Interest paid                         $         671  $         520
                                           =============  ==============
     Income taxes paid                     $          89  $       1,088
                                           =============  ==============
     Adjustment to purchase price
       of acquired assets and goodwill     $           -  $        (538)
                                           =============  ==============

     Business combinations accounted for
     as purchases:
       Assets acquired                     $         738  $       1,139
       Liabilities (assumed)/paid                      -              -
                                           -------------  --------------
       Net cash paid                       $         738  $       1,139
                                           =============  ==============

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

12.  Restructuring  and  Severance  Charges

During the first six months of fiscal 2006 and during fiscal 2005, the Company recorded severance charges totaling $0.1 million and $0.9 million respectively, resulting primarily from a re-alignment of the structure of the Company's organization.

During fiscal 2004, in connection with certain strategic initiatives, the Company recorded restructuring and severance charges aggregating $1.0 million. The restructuring and severance charges were associated with legacy Pomeroy costs of facilities and processes that had become duplicative or redundant as Alternative Resources Corporation ("ARC") operations were integrated into the Company. These costs consisted of facility closing and involuntary employee reduction severance costs of $576 thousand and $400 thousand, respectively. These costs were accounted for under FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," and were included as a charge to the results of operations for the year ended January 5, 2005. Any subsequent changes to the estimates of executing the currently approved plans of restructuring will be reflected in current results of operations.

The Company also recorded during fiscal 2004 a non-recurring, one-time charge for severance in the amount of $1.447 million related to the resignation of David B. Pomeroy II as CEO of the Company. Mr. Pomeroy will continue to serve as Chairman of the Board of the Company. Mr. Pomeroy will continue to receive severance payments thru January 2009.

As of July 5, 2006, the restructuring and severance charge accrual, consisted of the following:

(in thousands)                                           Facility
                                        Severance      consolidation        Total
                                     -------------------------------------------------
Accrual balance at January 5, 2006   $          876   $          125   $        1,001
Charges accrued                                 133                -              133
Cash payments                                  (322)             (51)            (373)
                                     -------------------------------------------------
Accrual balance at April 5, 2006                687               74              761
Charges accrued                                   -                                 -
Cash payments                                  (221)             (74)            (295)
                                     -------------------------------------------------
Accrual balance at July 5, 2006      $          466   $            -   $          466
                                     =================================================

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

                                          Facility
(in thousands)                          consolidation
                                       ---------------
Total initial liability                $        3,715
Adjustments of initial liability                2,165
Cash payments                                  (1,159)
                                       ---------------
Liability balance at January 5, 2006            4,721
Cash payments                                    (278)
                                       ---------------
Liability balance at April 5, 2006              4,443
Cash payments                                    (273)
                                       ---------------
Liability balance at July 5, 2006      $        4,170
                                       ===============

Additionally, as part of the acquisition of ARC, the Company acquired the remaining obligations of ARC's existing restructuring plan, which was initially recorded by ARC in fiscal 2002. The total obligations assumed in connection with this restructuring plan was $1.5 million at July 23, 2004.

As of July 5, 2006, the balance of the ARC fiscal 2002 accrued restructuring costs recorded consisted of the following:

                                         Facility           Other
                                      consolidations       charges            Total
                                     ----------------------------------------------------
Total liability as of July 23, 2004  $           756   $           696   $         1,452
Adjustment of initial liability                  100                 -               100
Cash payments                                   (812)             (671)           (1,483)
                                     ----------------------------------------------------
Balance at January 5, 2006                        44                25                69
Cash payments                                    (33)               (3)              (36)
                                     ----------------------------------------------------
Balance at April 5, 2006                          11                22                33
Cash payments                                    (11)               (3)              (14)
                                     ----------------------------------------------------
Balance at July 5, 2006              $             -   $            19   $            19
                                     ====================================================

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

RESULTS  OF  OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of product and service revenues:

                                          Three Months Ended         Six Months Ended
                                       ------------------------  ------------------------
                                               July 5,                   July 5,
                                          2006         2005         2006         2005
                                       ------------------------  ------------------------
                                       (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Product and service revenues:
  Product                                    56.1%        70.4%        57.5%        68.8%
  Service                                    43.9%        29.6%        42.5%        31.2%
                                       -----------  -----------  -----------  -----------
    Total revenues                          100.0%       100.0%       100.0%       100.0%
                                       -----------  -----------  -----------  -----------

Cost of sales and service:
  Product                                    51.4%        65.1%        52.8%        63.5%
  Service                                    33.5%        21.8%        32.6%        23.1%
                                       -----------  -----------  -----------  -----------
    Total cost of revenues                   84.9%        86.9%        85.4%        86.6%
                                       -----------  -----------  -----------  -----------

  Gross profit                               15.1%        13.1%        14.6%        13.4%
                                       -----------  -----------  -----------  -----------

Operating expenses:
  Selling, general and administrative        12.3%        10.2%        13.3%        11.1%
  Depreciation and amortization               0.7%         0.7%         0.8%         0.8%
  Restructuring and severance charges         0.0%         0.0%         0.0%         0.0%
  Other                                       0.0%         0.0%         0.0%         0.0%
                                       -----------  -----------  -----------  -----------
    Total operating expenses                 13.0%        10.9%        14.1%        11.9%
                                       -----------  -----------  -----------  -----------

Income from operations                        2.1%         2.2%         0.5%         1.5%

Interest expense, net                         0.1%         0.1%         0.2%         0.1%

                                       -----------  -----------  -----------  -----------
Income before income tax                      2.0%         2.1%         0.3%         1.4%
Income tax expense                            0.7%         0.9%         0.1%         0.6%

                                       -----------  -----------  -----------  -----------
Net income                                    1.3%         1.2%         0.2%         0.8%
                                       ===========  ===========  ===========  ===========

                           POMEROY IT SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL  PRODUCT  AND  SERVICE  REVENUES.

QUARTER-TO-DATE. Total product and service revenues decreased $27.9 million, or 14.5%, to $164.1 million in the second quarter of fiscal 2006 from $192.0 million in the second quarter of fiscal 2005.

Product sales decreased $43.0 million, or 31.8%, to $92.1 million in the second quarter of fiscal 2006 from $135.1 million in the second quarter of fiscal 2005. The decrease in product sales is primarily attributable to several factors: continuing competitive pressure in the marketplace; reduction in IT spending by our customers; and delays in IT project deployments by our customers. The product margins, however, have increased due to the mix of product sales.

Service revenues increased $15.1 million, or 26.5%, to $72.0 million in the second quarter of fiscal 2006 from $56.9 million in the second quarter of fiscal year 2005. The increase in service revenues relates primarily to the growth from new service agreements. Although service margins declined compared to the second quarter of 2005, service margins did increase 75 basis points over the first quarter of 2006, as the Company has taken steps to improve utilization and margins.

YEAR-TO-DATE. Total product and service revenues decreased $43.1 million, or 12.0%, to $314.8 million in the first six months of fiscal 2006 from $357.9 million in the first six months of fiscal 2005.

Product sales decreased $65.3 million, or 26.5%, to $181.0 million in the first six months of fiscal 2006 from $246.3 million in the first six months of fiscal 2005. The decrease in product sales is primarily attributable to several factors: continuing competitive pressure in the marketplace; reduction in IT spending by our customers; and delays in IT project deployments by our customers. The product margins, however, have increased due to the mix of product sales.

Service revenues increased $22.4 million, or 20.1%, to $133.9 million in the first six months of fiscal 2006 from $111.5 million in the first six months of fiscal year 2005. This increase in service revenues relates primarily to the growth from new service agreements. Service margins declined compared to 2005 due to lower profitability on the start up on several newer engagements. The Company has taken steps to improve utilization and margins have increased subsequently in both the first and second quarter.

GROSS  PROFIT.

QUARTER-TO-DATE. Gross profit decreased $0.3 million, or 1.2%, to $24.8 million in the second quarter of fiscal 2006 from $25.1 million in the second quarter of fiscal 2005. The decrease resulted primarily from the decrease in product sales. Gross profit, as a percentage of revenue, increased to 15.1% in the second quarter of fiscal 2006 as compared to 13.1% in the second quarter of fiscal
2005. This increase in gross margin is primarily due to a change in the product/service sales mix, with a greater percentage from higher margin service revenue that produced higher gross margins.

YEAR-TO-DATE. Gross profit decreased $2.2 million, or 4.6%, to $45.8 million in the first six months of fiscal 2006 from $48.0 million in the first six months of fiscal 2005. The decrease resulted primarily from the decrease in product sales. Gross profit, as a percentage of revenue, increased to 14.6% in the first six months of fiscal 2006 as compared to 13.4% in the first six months of fiscal 2005. This increase in gross margin is primarily due to a change in the product/service sales mix, with a greater percentage from higher margin service revenue that produced higher gross margins.

OPERATING  EXPENSES.

QUARTER-TO-DATE. Operating expenses increased to $21.4 million in the second quarter of fiscal 2006, compared to $21.0 million in the second quarter of fiscal 2005. Operating expenses increased as a result of increased professional fees, medical claims and equity compensation expense. No comparable expense was recognized in the second quarter of fiscal 2005 for equity compensation expenses. Expressed as a percentage of total product and service revenues, these expenses were 13.0% in the second quarter of fiscal 2006 compared to 10.9% in the second quarter of fiscal 2005.

YEAR-TO-DATE. Operating expenses increased $1.7 million, or 4.0%, to $44.3 million in the first six months of fiscal 2006 from $42.6 million in the first six months of fiscal 2005. The increase is primarily attributable to increased medical claims, professional fees, and equity compensation expense. No comparable expense was recognized in the first six months of fiscal 2005 for equity compensation expenses. Expressed as a percentage of total product and service revenues, these expenses were 14.1% in the first six months of fiscal
2006  compared  to  11.9%  in  the  first  six  months  of  fiscal  2005.

INCOME  FROM  OPERATIONS.

QUARTER-TO-DATE. Income from operations decreased $0.8 million, or 19.1%, to $3.4 million in the second quarter of fiscal 2006 from $4.2 million in the second quarter of fiscal 2005. The Company's operating margin was 2.1% in the second quarter of fiscal 2006 as compared to 2.2% in the second quarter of fiscal 2005. This decrease is the result of increased operating expenses, partially offset by an increase in gross profit.

YEAR-TO-DATE. Income from operations decreased $3.9 million, or 72.2%, to $1.5 million in the first six months of fiscal 2006 from $5.4 million in the first six months of fiscal 2005. The Company's operating margin was 0.5% in the first six months of fiscal 2006 as compared to 1.5% in the first six months of fiscal 2005. This decrease is the result of increased operating expenses, partially offset by an increase in gross profit.

INTEREST  EXPENSE.

QUARTER-TO-DATE. Net interest expense was $162 thousand during the second quarter of fiscal 2006 as compared to net interest expense of $206 thousand during second quarter of fiscal 2005. This decrease in net interest expense was a result of decreased borrowings under the Company's credit facility offset by an increase due to the accretion of interest of future rental payments that were accrued for a leased facility that was part of the ARC acquisition.

YEAR-TO-DATE. Net interest expense was $471 thousand in the first six months of fiscal 2006 compared to net interest expense of $427 thousand in the first six months of fiscal 2005. This increase in net interest expense was due to the accretion of interest on future rental payments that were accrued for a leased facility that was part of the ARC acquisition.

INCOME  TAXES.

QUARTER-TO-DATE. The Company's effective income tax rate was 37.1% in the second quarter of fiscal 2006 compared to 40.5% in the second quarter of fiscal 2005. This fluctuation was principally related to the fluctuation in the calculation of state and local income taxes.

YEAR-TO-DATE. The Company's effective tax rate was 39.0% in the first six months of fiscal 2006 compared to 40.5% in the first six months of fiscal 2005. This fluctuation was principally related to the fluctuation in the calculation of state and local income taxes.

NET  INCOME.

QUARTER-TO-DATE. Net income was $2.0 million in the second quarter of fiscal 2006 compared to $2.4 million in the second quarter of fiscal 2005 due to the factors described above.

YEAR-TO-DATE. Net income was $0.6 million in the first six months of fiscal 2006 compared to $2.9 million in the first six months of fiscal 2005 due to the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $16.1 million in the first six months of fiscal 2006. Cash used in investing activities was $1.4 million, which included $0.7 million for prior year acquisitions and $0.8 million for capital expenditures. Net cash used in financing activities was $15.1 million, which included $15.3 million for net repayments of short-term borrowings, $0.1 million for the purchase of treasury stock, offset by $0.3 million of proceeds from exercise of stock options and employee stock purchase plan.

The amount of cash derived from operating activities will vary based on a number of business factors which may change from time to time, including terms of available financing from vendors, downturns in the Company's business and/or downturns in the businesses of the Company's customers. However, a growth or decline in service revenue in conjunction with a change in the proportion of service revenue to total revenue is an underlying driver of operating cash flow during the period of growth because a majority of the Company's service revenue is generated based upon the billings of the Company's technicians. The cash outlay for these labor/payroll costs is incurred bi-weekly with each pay period. The invoicing for the service is generated on various billing cycles as dictated by the customers, and the respective cash inflow typically follows within 30 to 60 days of invoice date, which may be as long as 60 to 120 days from the time the services are performed. This differs from product revenue in that the time period between the time that the Company incurs the cost to purchase the products and collects the revenue from its customer is typically shorter, usually from 0 to 60 days, and the Company primarily orders inventory for a particular customer rather than stocking large amounts of inventory. The
Company anticipates an increase in service revenue and in the proportion of service revenue to total revenue which, if it occurs, may result in a significant decrease in cash flows from operating activities during periods of significant growth or periods of excess technical capacity. In addition, certain services, primarily outsourcing contracts for the Company's Life Cycle Services, require that the Company maintain a specific parts inventory for servicing the customer; thus, an increase or decrease in the type of services provided can impact inventory levels and operating cash flows.

Cash flows provided by operating activities in the six months ended July 5, 2006 were $16.1 million as compared to cash flows used by operating activities of $5.6 million for the corresponding period of fiscal 2005. The increase in cash flows from operating activities in the first six months of 2006 compared to the first six months of 2005 resulted primarily from the timing of payments on accounts payable, offset by timing of receipts on accounts netting to $22.5 million increase in cash provided over the corresponding period in 2005. Other major factors impacting net cash flows from operating activities are fluctuations in net income, deferred income taxes, net investment in leases, employee compensation and benefits as well as from changes in items classified as other, net.

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At July 5, 2006, these lines of credit totaled $78.5 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $3.5 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average interest rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company has a $165.0 million Syndicated Credit Facility Agreement with GECDF. The credit facility has a three-year term and its components include a maximum of $75.0 million for inventory financing as described above and a revolving line of credit, collateralized primarily by accounts receivable, of up to $110.0 million; provided that the total amount outstanding at any time under the inventory financing facility and the revolving line of credit may not exceed $165.0 million. The credit facility also provides a letter of credit facility of $5.0 million. The interest rate under the credit facility is based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. As of July 5, 2006, the adjusted LIBOR rate was 7.58%. This credit facility expires June 28, 2007.

As of July 5, 2006, the Company had no outstanding balance under the Company's credit facility. As of January 5, 2006, the Company had an outstanding balance under the Company's credit facility of $15.3 million. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, Pomeroy is subject to various financial covenants. As of July 5, 2006, Pomeroy was in compliance with those financial covenants.

Pomeroy believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy Pomeroy's capital requirements for the next twelve months.

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares, but no more than $5.0 million. The Company intends to effect such repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the repurchase program out of current cash and investments or working capital. As of July 5, 2006, 20,000 shares have been repurchased. This stock repurchase program was approved to remain in place and in full force/effect for a period of 18 months.

ITEM  3-QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

The Company is exposed to interest rate risk primarily through its credit facility with GECDF. Due to the Company's current debt position, the Company did not experience a material impact from interest rate risk for the second quarter of fiscal 2006.

Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

ITEM 4-CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, the Company's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

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

As of July 5, 2006, the four material weaknesses have not been remediated. Accordingly, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of July 5, 2006, the Company's disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms and rules. Despite these material weaknesses, the financial statements reported on Form 10-Q for the fiscal quarter ended July 5, 2006 , fairly present, in all material respects, the consolidated financial condition and results of operations of the Company.

MATERIAL WEAKNESSES REMEDIATION PLANS:

Management is committed to the remediation of the four material weaknesses as well as the continued improvement of the Company's overall internal controls over financial reporting. Management has developed remediation plans for each of the four identified material weaknesses. The Company currently is executing a remediation plan for each of the material weaknesses set forth below that includes the following:

Actions  Relating  to  Maintaining Effective Control Over The Accrual of Service
--------------------------------------------------------------------------------
Billing  Calculations  and  Service  Revenue  Recognition.
----------------------------------------------------------
We have assessed our service revenue and expense recognition processes and procedures. We have developed and will be implementing a remediation plan during the third quarter of 2006. Our remediation work is focusing on service parts, service contracts, service invoicing and subcontracting processes to improve their internal controls over financial reporting. The Company's goal is to have the remediation completed during the early part of the fourth quarter with remediation testing commencing during November 2006.

Actions  Relating  to  Maintaining  Effective  Control  Over Financial Close and
--------------------------------------------------------------------------------
Reporting  Process.
-------------------
During the second quarter we have developed and implemented several new accounting policies and procedures. During the third and fourth quarters of 2006 we will continue to develop and implement more accounting policies. We have developed and implemented more structured and meaningful general ledger account reconciliations that now reflect reconciling items that will lead to more timely resolution and proper account classifications. A detailed finance organization training plan on financial controls, policies and procedures, account reconciliations, GAAP and SEC disclosure checklists has been implemented during the second quarter of 2006. These training plans will begin during the third quarter of 2006. In the second quarter the Company has replaced five accounting positions with qualified individuals. During the third quarter of 2006 remediation testing will be conducted over these controls.

Actions Related to Maintaining Effective Control Over Computer Applications Used
--------------------------------------------------------------------------------
in  Financial  Reporting.
-------------------------
The Company has developed and implemented controls over system changes and upgrades that will be tested during October 2006. In addition, the Company has addressed the necessary changes to resolve the application issues associated with improper system access rights by developing and implementing an IT Security Access Policy. Our remediation testing of this control weakness will be performed during the fourth quarter of 2006 or earlier.

Actions  Related  to  Maintaining  Effective  Controls Over the Payroll Process.
--------------------------------------------------------------------------------
We have implemented new payroll policies and procedures for timely notification of terminated employees. The Company will continue to improve the internal controls over payroll during 2006 by implementing additional procedures that will hold one-up managers accountable and responsible for timely notifications of terminated employees. The Company will be performing payroll remediation testing during the third quarter of 2006.

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

ITEM 1A-RISK FACTORS

NONE

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares, but no more than $5.0 million. The Company intends to effect such repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the repurchase program out of working capital. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months.

                              Issuer Purchases of Equity Securities
                                                       (c) Total number
                                                       of shares          (d) Maximum number
                                      (b) Average      purchased as part  of shares that may yet
                (a) Total number of   price paid per   of publicly        be purchased under the
Period           shares purchased     share            announced plan     plan
4/6/06 - 5/5/06                    -  $             -                  -                 500,000
5/6/06 - 6/5/06                    -  $             -                  -                 500,000
6/6/06 - 7/5/06               20,000  $          7.17             20,000                 480,000

                 -------------------                   -----------------------------------------
Total                         20,000                              20,000                 480,000
                 ===================                   =========================================

During the six months ended July 5, 2006, the Company did not pay any cash dividends. Pomeroy has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends is restricted under Pomeroy's current credit facility. Under such credit facility, cash dividends and stock redemptions are limited to $5 million annually.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 20, 2006, the Company held its annual meeting of stockholders for the following purposes:

          1. To elect ten directors; and

          2. To approve certain amendments to the 2002 Amended and Restated Outside Directors' Stock Incentive Plan.

     The voting on the above matters by the stockholders was as follows:

     Matter:
     -------

               Election of Directors:     For     Withheld
               ----------------------  ---------  ---------
               David B. Pomeroy, II    9,014,920  1,787,225
               Stephen E. Pomeroy      8,997,750  1,804,395
               Kevin G. Gregory        8,994,646  1,807,499
               James H. Smith III      8,974,995  1,827,150
               William H. Lomicka      8,886,738  1,915,407
               Vincent D. Rinaldi      4,562,525  6,239,620
               Debra E. Tibey          8,732,542  2,069,603
               Kenneth R. Waters       9,037,376  1,764,769
               David G. Boucher        9,037,613  1,764,532
               Ronald E. Krieg         8,815,302  1,986,843

               Approve the Amendment to the Company's 2002 Amended and Restated
               ----------------------------------------------------------------
               Outside Directors' Stock Incentive Plan:
               ----------------------------------------

               With regards to the vote, 6,963,390 shares were voted in favor of the forgoing proposal and 1,744,411 shares were voted against the forgoing proposal. There were 1,814,137 broker nonvotes and stockholders holding 280,207, shares abstained from voting on this proposal. The number of shares voted in favor of the proposal was sufficient for its passage.

ITEM 5-OTHER INFORMATION
None

ITEM 6-EXHIBITS

(a)  Exhibits

          10(i)(mm)  Amendment No.3 (With Waiver) to Amended and Restated Credit
          (16)       Facilities Agreement

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

                                        POMEROY IT SOLUTIONS, INC.
                                        --------------------------
                                        (Registrant)

Date: August 14, 2006                   By:   /s/ Kevin G. Gregory

                                      ------------------------------------------
                                        Kevin G. Gregory
                                        Senior Vice President and
                                        Chief Financial Officer