Form 10-Q
period 2006-10-05
POMEROY IT SOLUTIONS INC
filed 2006-11-14
CIK 883979

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  October  5,  2006

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number 0-20022

                           POMEROY IT SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                        31-1227808
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

The number of shares of common stock outstanding as of November 5, 2006 was 12,493,254

                             POMEROY IT SOLUTIONS, INC.
                                 TABLE OF CONTENTS

Part I.     Financial Information
            Item 1.            Financial Statements:                            Page
                               Consolidated Balance Sheets as of October 5,
                               2006 (Unaudited) and January 5, 2006               1

                               Consolidated Statements of Operations for the
                               Three Months Ended October 5, 2006 and             3
                               2005 (Unaudited)

                               Consolidated Statements of Comprehensive
                               Income (Loss) for the Three Months Ended           4
                               October 5, 2006 and 2005 (Unaudited)

                               Consolidated Statements of Operations for the
                               Nine Months Ended October 5, 2006 and 2005         5
                               (Unaudited)

                               Consolidated Statements of Comprehensive
                               Income (Loss) for the Nine Months Ended            6
                               October 5, 2006 and 2005 (Unaudited)

                               Consolidated Statements of Cash Flows for
                               the Nine Months Ended October 5, 2006 and          7
                               2005 (Unaudited)

                               Notes to Consolidated Financial Statements
                               (Unaudited)                                        8

            Item 2.            Management's Discussion and Analysis of
                               Financial Condition and Results of Operations     18

            Item 3.            Quantitative and Qualitative Disclosure about
                               Market Risk                                       25

            Item 4.            Controls and Procedures                           25

Part II.    Other Information

            Item 1.            Legal Proceedings                                 27

            Item 1A.           Risk Factors                                      27

            Item 2.            Unregistered Sales of Equity Securities and
                               Use of Proceeds                                   27

            Item 3.            Defaults Upon Senior Securities                   27

            Item 4.            Submission of Matters to a Vote of Security
                               Holders                                           27

            Item 5.            Other Information                                 27

            Item 6.            Exhibits                                          27

SIGNATURES                                                                       28

                              POMEROY IT SOLUTIONS, INC.
                             CONSOLIDATED BALANCE SHEETS

(in thousands)                                              October 5,    January 5,
                                                              2006          2006
                                                           ------------  ------------
                                                           (Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents                                  $      2,572  $      1,486
Certificates of deposit                                           1,049         3,629

Accounts receivable:
  Trade, less allowance of  $4,101 at October 5, 2006 and
    $4,355 at January 5, 2006                                   141,826       130,814
  Vendor receivables, less allowance of $117 at
    October 5, 2006 and $100 at January 5, 2006                   5,709         4,952
  Net investment in leases                                        2,054         1,998
  Other                                                           1,387         2,894
                                                           ------------  ------------
    Total receivables                                           150,976       140,658
                                                           ------------  ------------

Inventories                                                      15,075        13,665
Other                                                            11,475        11,730
                                                           ------------  ------------
    Total current assets                                        181,147       171,168
                                                           ------------  ------------

Equipment and leasehold improvements:
  Furniture, fixtures and equipment                              28,248        32,655
  Leasehold improvements                                          8,408         6,796
                                                           ------------  ------------
    Total                                                        36,656        39,451

  Less accumulated depreciation                                  23,707        24,656
                                                           ------------  ------------
    Net equipment and leasehold improvements                     12,949        14,795
                                                           ------------  ------------

Net investment in leases, net of current portion                    150           995
Goodwill                                                         98,314       101,048
Intangible assets, net                                            2,797         3,007
Other assets                                                      3,737         4,132
                                                           ------------  ------------
    Total assets                                           $    299,094  $    295,145
                                                           ============  ============

                 See notes to consolidated financial statements.

                               POMEROY IT SOLUTIONS, INC.
                               CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)                           October 5,  January 5,
                                                                   2006        2006
                                                              ------------  ------------
                                                                (Unaudited)
LIABILITIES AND EQUITY

Current Liabilities:
Short-term borrowings                                         $          -  $    15,304
Accounts payable                                                    69,488       46,638
Deferred revenue                                                     2,956        3,444
Employee compensation and benefits                                  11,305        8,300
Accrued restructuring and severance charges                          4,193        5,791
Other current liabilities                                            6,739       11,182
                                                              ------------  ------------
    Total current liabilities                                       94,681       90,659
                                                              ------------  ------------

Commitments and contingencies

Equity:
  Preferred stock,  $.01 par value; authorized 2,000 shares
    (no shares issued or outstanding)                                    -            -
  Common stock, $.01 par value; authorized 20,000 shares
    (13,476 and 13,400 shares issued at October 5, 2006
    and January 5, 2006, respectively)                                 136          135
  Paid-in capital                                                   89,609       89,126
  Unearned compensation                                                  -       (1,198)
  Accumulated other comprehensive income                                19           24
  Retained earnings                                                125,121      125,521
                                                              ------------  ------------
                                                                   214,885      213,608
  Less treasury stock, at cost (982 and 810 shares at
    October 5, 2006 and January 5, 2006)                            10,472        9,122
                                                              ------------  ------------
      Total equity                                                 204,413      204,486
                                                              ------------  ------------
      Total liabilities and equity                            $    299,094  $   295,145
                                                              ============  ============

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands,except per share data)        Three Months Ended
                                        ----------------------------
                                         October 5,    October 5,
                                            2006          2005
                                        ------------   -------------
                                         (Unaudited)    (Unaudited)
Product and service revenues:
  Product                               $    93,678   $    129,281
  Service                                    61,255         55,720
                                        ------------   -------------
    Total revenues                          154,933        185,001
                                        ------------   -------------

Cost of product and service revenues:
  Product                                    86,307        120,058
  Service                                    45,966         42,427
                                        ------------   -------------
    Total cost of revenues                  132,273        162,485
                                        ------------   -------------

    Gross profit                             22,660         22,516
                                        ------------   -------------

Operating expenses:
  Selling, general and administrative        19,504         23,497
  Depreciation and amortization               1,250          1,351
  Goodwill charge                             3,472              -
  Other                                          89              4
                                        ------------   -------------
    Total operating expenses                 24,315         24,852
                                        ------------   -------------

Loss from operations                         (1,655)        (2,336)

Interest expense, net                             4            152
                                        ------------   -------------

Loss before income tax                       (1,659)        (2,488)
Income tax benefit                             (647)        (1,008)
                                        ------------   -------------
Net loss                                $    (1,012)   $    (1,480)
                                        ============   =============

Weighted average shares outstanding:
  Basic                                      12,591         12,583
                                        ============   =============
  Diluted                                    12,591 *       12,583 *
                                        ============   =============

Loss per common share:
  Basic                                 $     (0.08)   $     (0.12)
                                        ============   =============
  Diluted                               $     (0.08)*  $     (0.12)*
                                        ============   =============

* Dilutive loss per common share for the three months ended October 5, 2006 and 2005 would have been anit-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options.

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)                                  Three Months Ended
                                            --------------------------
                                             October 5,    October 5,
                                                2006          2005
                                            ------------  ------------
                                            (Unaudited)  (Unaudited)
Net loss                                    $    (1,012)  $    (1,480)
Other comprehensive income (loss):
  Foreign currency translation adjustment            (1)            -

                                            ------------  ------------
Comprehensive loss                          $    (1,013)  $    (1,480)
                                            ============  ============

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands,except per share data)         Nine Months Ended
                                        ----------------------------
                                         October 5,     October 5,
                                            2006            2005
                                        ------------    ------------
                                         (Unaudited)    (Unaudited)
Product and service revenues:
  Product                               $   274,636     $   375,617
  Service                                   195,107         167,241
                                        ------------    ------------
    Total revenues                          469,743         542,858
                                        ------------    ------------

Cost of product and service revenues:
  Product                                   252,614         347,438
  Service                                   148,650         124,941
                                        ------------    ------------
    Total cost of revenues                  401,264         472,379
                                        ------------    ------------

    Gross profit                             68,479          70,479
                                        ------------    ------------

Operating expenses:
  Selling, general and administrative        61,269          63,211
  Depreciation and amortization               3,819           4,248
  Goodwill charge                             3,472               -
  Other                                          99               5
                                        ------------    ------------
    Total operating expenses                 68,659          67,464
                                        ------------    ------------

Income (loss) from operations                  (180)          3,015

Interest expense, net                           475             579
                                        ------------    ------------

Income (loss) before income tax                (655)          2,436
Income tax expense (benefit)                   (255)            986
                                        ------------    ------------
Net income (loss)                       $      (400)    $     1,450
                                        ============    ============

Weighted average shares outstanding:
  Basic                                      12,611          12,542
                                        ============    ============
  Diluted                                    12,611  *       12,652
                                        ============    ============

Earnings (loss) per common share:
  Basic                                 $     (0.03)    $      0.12
                                        ============    ============
  Diluted                               $     (0.03) *  $      0.11
                                        ============    ============

* Dilutive loss per common share for the nine months ended October 5, 2006 would have been anit-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options.

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)                                  Nine Months Ended
                                            -------------------------
                                             October 5,   October 5,
                                                2006         2005
                                            ------------  -----------
                                             (Unaudited)  (Unaudited)
Net income (loss)                           $      (400)  $     1,450
Other comprehensive income (loss):
  Foreign currency translation adjustment            (5)          102

                                            ------------  -----------
Comprehensive income (loss)                 $      (405)  $     1,552
                                            ============  ===========

                 See notes to consolidated financial statements.

                                   POMEROY IT SOLUTIONS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                           Nine Months Ended
                                                                     --------------------------
                                                                      October 5,    October 5,
                                                                         2006          2005
                                                                     ------------  ------------
                                                                      (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                  $      (400)  $     1,450
  Adjustments to reconcile net income to net cash
    from operating activities:
    Depreciation and amortization                                          3,819         4,248
    Stock option, restricted stock compensation and Employee Stock
      Purchase Plan Expense                                                1,186             -
    Restructuring and severance charges                                      133         1,794
    Goodwill impairment charge                                             3,472             -
    Provision for doubtful accounts                                          190         2,000
    Deferred income taxes                                                    605         3,177
    Loss on disposal of fixed assets                                          67             4
  Changes in working capital accounts, net of
    effects of acquisitions:
    Accounts receivable                                                  (10,525)        9,560
    Inventories                                                           (1,780)        2,267
    Other current assets                                                     (62)       (1,769)
    Net investment in leases                                                 862         1,492
    Accounts payable                                                      22,850       (15,245)
    Deferred revenue                                                        (488)         (122)
    Income tax payable                                                      (705)         (174)
    Employee compensation and benefits                                     3,005          (349)
    Other, net                                                            (5,364)       (3,971)
                                                                     ------------  ------------
  Net operating activities                                                16,865         4,362
                                                                     ------------  ------------
Cash flows from investing activities:
  Capital expenditures                                                    (1,172)       (1,314)
  Proceeds from sale of fixed assets                                           -             6
  Proceeds from redemption of certificates of deposit                      2,682             -
  Purchases of certificates of deposit                                      (102)          (77)
  Payment for covenant not-to-compete                                       (285)            -
  Acquisition of businesses                                                 (738)       (1,185)
                                                                     ------------  ------------
  Net investing activities                                                   385        (2,570)
                                                                     ------------  ------------
Cash flows from financing activities:
  Net payments of  short-term borrowings                                 (15,304)      (16,467)
  Payments of acquisition notes payable                                        -          (663)
  Proceeds from exercise of stock options and related tax benefit            192         2,463
  Purchase of treasury stock                                              (1,350)         (376)
  Proceeds from employee stock purchase plan                                 303           170
                                                                     ------------  ------------
     Net financing activities                                            (16,159)      (14,873)
                                                                     ------------  ------------
Effect of exchange rate changes on cash and cash equivalents                  (5)          102
                                                                     ------------  ------------
Change in cash and cash equivalents                                        1,086       (12,979)
Cash and cash equivalents:
  Beginning of period                                                      1,486        14,140
                                                                     ------------  ------------
  End of period                                                      $     2,572   $     1,161
                                                                     ============  ============

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.      Basis  of  Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 5, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the three and nine-month period ended October 5, 2006 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2007.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"), to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the Company to quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the Company's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 6, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company is currently evaluating the impact of adopting SAB No. 108 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company's 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

3.     Cash  and  Short-Term  Borrowings

The Company has a $165.0 million Syndicated Credit Facility Agreement with GE Commercial Distribution Finance. The credit facility has a three-year term and its components include a maximum of $75.0 million for inventory financing and a revolver, collateralized primarily by accounts receivable, of up to $110.0 million. The credit facility also provides a letter of credit facility of $5.0 million. Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid. As of October 5, 2006, the adjusted LIBOR rate was 7.32%. This credit facility expires June 28, 2007.

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

Under the terms of the credit facility, the Company is subject to various financial covenants including maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio, a maximum ratio of total funded indebtedness to EBITDA, and a maximum net loss after tax. As of October 5, 2006, Pomeroy was in compliance with those financial covenants.

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

The table below illustrates the effect of stock compensation expense on the periods presented as if the Company had always applied the fair value method:

                                               Three Months Ended
                                                   October 5,
(In thousands, except per share data)                 2005
                                              --------------------
Income before stock compensation expense      $            (1,480)
Stock compensation expense                                   (897)

                                              --------------------
Pro forma net income (loss)                   $            (2,377)
                                              ====================

Basic earnings  per common share:
  Income  before stock compensation expense   $             (0.12)
  Stock compensation expense                                (0.07)

                                              --------------------
  Pro forma net income (loss)                 $             (0.19)
                                              ====================

Diluted earnings  per common share:
  Income  before stock compensation expense   $             (0.12)
  Stock compensation expense                                (0.07)

                                              --------------------
  Pro forma net income (loss)                 $             (0.19)
                                              ====================

                                               Nine Months Ended
                                                   October 5,
(In thousands, except per share data)                 2005
                                              -------------------
Income before stock compensation expense      $            1,450
Stock compensation expense                                (2,255)

                                              -------------------
Pro forma net income (loss)                   $             (805)
                                              ===================

Basic earnings  per common share:
  Income  before stock compensation expense   $             0.12
  Stock compensation expense                               (0.18)

                                              -------------------
  Pro forma net income (loss)                 $            (0.06)
                                              ===================

Diluted earnings  per common share:
  Income  before stock compensation expense   $             0.11
  Stock compensation expense                               (0.17)

                                              -------------------
  Pro forma net income (loss)                 $            (0.06)
                                              ===================

No stock-based compensation was capitalized into inventory or fixed assets. The approximate unvested stock option expense as of October 5, 2006, which will be recorded as expense in future periods, is $799 thousand. The weighted average time over which this expense will be recorded is approximately 23.7 months. Expense for the quarter and nine months ended October 5, 2006 and estimated expense for future periods is net of the effect of estimated forfeitures of 18.5%.

The Company estimates the fair value of each option on the date of grant using the Black-Scholes option pricing model. The Company has elected the simplified method to calculate the expected life of stock awards as permitted under SFAS 123R. This method calculates an expected term based on the midpoint between the vesting date and the end of the contractual term of the stock award. The weighted-average assumptions listed below were used for grants made in the nine months ended October 5, 2006 and 2005:

                               Three months ended   Three months ended
                                 October 5, 2006      October 5, 2005
     Expected volatility             45.17%                42.15%
     Risk-free interest rate          5.21%                 4.11%
     Expected life (years)            3.50                  3.88
     Dividend yield                   0.00%                 0.00%

                               Nine months ended   Nine months ended
                                October 5, 2006     October 5, 2005
     Expected volatility             52.33%              44.36%
     Risk-free interest rate          4.74%               3.79%
     Expected life (years)            2.48                3.69
     Dividend yield                   0.00%               0.00%

Information related to all stock options for the nine months ended October 5, 2006 is shown in the table below:

                                                                       Weighted           Weighted-Average
                                                                   Average Exercise     Remaining Contractual
                                               Shares                   Price                   Term
     Outstanding at January 5,
     2006                                         2,926,503   $                13.31
     Granted                                        246,250   $                 9.28
     Forfeitures                                   (773,039)  $                13.49
     Exercised                                      (29,167)  $                 5.98
                                      ----------------------
     Outstanding at October 5,
     2006                                         2,370,547   $                12.93              2.57 years
                                      ======================

     Exercisable at  October 5,
     2006                                         2,091,232   $                13.10              2.41 years
                                      ======================

Information related to unvested stock options for the nine months ended October 5, 2006 is shown in the table below:

                                                            Weighted-Average        Weighted-Average
                                                            Grant-Date Fair      Remaining Contractual
                                         Shares                  Value                   Term
     Outstanding unvested
     stock options at
     January 5, 2006                           416,794   $                 4.63

     Granted                                   246,250   $                 3.40
     Vested                                   (280,196)  $                 3.78
     Forfeitures                              (103,533)  $                 4.54
                                 ----------------------

     Outstanding unvested stock
     options at October 5, 2006                279,315   $                 4.45         3.79 years
                                 ======================

The Company issued 31,833 restricted shares in the nine months ended October 5, 2006. Such shares are valued based on the quoted price of the Company's stock on the date of grant and recorded as compensation expense over the related vesting period, which is generally four years. Compensation cost, net of an estimated forfeiture rate of 18.5%, related to previously-issued restricted shares totaled $74 thousand during the three months ended October 5, 2006 and $190 thousand during the nine months ended October 5, 2006. No similar expense was recorded during the three months or nine months ended October 5, 2005. In connection with the adoption of SFAS 123R, unearned compensation aggregating $1.24 million associated with previously-issued restricted shares has been reclassified to paid-in capital in the accompanying consolidated balance sheet as of October 5, 2006.

5.     Earnings  per  Common  Share

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

(in  thousands,  except  per  share  data)

                                    Three Months Ended October 5,
                         ------------------------------------- ------------
                                  2006                     2005
                         ------------------------   -----------------------
                                       Per Share                 Per Share
                          Shares         Amount       Shares       Amount
                         ---------    -----------   ---------   -----------
     Basic EPS              12,591    $    (0.08)      12,583   $    (0.12)
     Effect of dilutive
       stock options             - *            - *         - *           - *
                         ---------    -----------   ---------   -----------
     Diluted EPS            12,591    $    (0.08)      12,583   $    (0.12)
                         =========    ===========   =========   ===========

     * Not presented herein since effect on loss per common share is anti-dilutive for the three months ended October 5, 2006 and 2005. Had effect on loss per common share not been anti-dilutive, the number of diluted shares would have been 12,737 and 12,659 for the three months ended October 5, 2006 and 2005.

                                    Nine Months Ended October 5,
                         ------------------------------------------------
                                 2006                       2005
                         -----------------------   ----------------------
                                      Per Share                Per Share
                          Shares       Amount        Shares     Amount
                         ---------   -----------   ---------  -----------
     Basic EPS              12,611   $    (0.03)      12,542  $     0.12
     Effect of dilutive
       stock options             - *           - *       110       (0.01)
                         ---------   -----------   ---------  -----------
     Diluted EPS            12,611   $    (0.03)      12,652  $     0.11
                         =========   ===========   =========  ===========

     * Not presented herein since effect on loss per common share is anti-dilutive for the nine months ended October 5, 2006. Had effect on loss per common share not been anti-dilutive, the number of diluted shares would have been 12,670 for the nine months ended October 5, 2006.

6.     Treasury  Stock

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares, at an aggregate price of no more than $5.0 million. The Company intends to effect such repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the repurchase program out of working capital. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months. The Company purchased 152,638 shares at an average price per share of $7.85 during the fiscal quarter ended October 5, 2006 and 172,638 shares at an average price per share of $7.77 during the nine months ended October 5, 2006.

7.     Goodwill  and  Long-Lived  Assets

Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company's intangible assets with definite lives as of October 5, 2006 and January 5, 2006:

(in thousands)
                                 Gross                         Net         Gross                      Net
                                Carrying    Accumulated     Carrying     Carrying    Accumulated   Carrying
                                 Amount    Amortization      Amount       Amount    Amortization    Amount
                               10/5/2006     10/5/2006      10/5/2006    1/5/2006     1/5/2006     1/5/2006
                               ----------  -------------  -------------  ---------  -------------  ---------
Amortized intangible assets:
  Covenants not-to-compete     $    2,309  $       1,939  $         370  $   2,024  $       1,859  $     165
  Customer lists                    2,877          1,335          1,542      2,877          1,061      1,816
  Other intangibles                 1,268            383            885      1,268            242      1,026
                               ----------  -------------  -------------  ---------  -------------  ---------
  Total amortized intangibles  $    6,454  $       3,657  $       2,797  $   6,169  $       3,162  $   3,007
                               ==========  =============  =============  =========  =============  =========

Amortized intangible assets are being amortized over periods ranging from 1.5 to 15 years for covenants not-to-compete, 10 to 15 years for customer lists and 4 to 7 years for other intangibles. For the quarter ended October 5, 2006, amortization expense related to intangible assets was $166 thousand. For the quarter ended October 5, 2005, amortization expense related to intangible assets was $164 thousand. For the nine months ended October 5, 2006, amortization expense related to intangible assets with definite lives was $495 thousand. For the nine months ended October 5, 2005, amortization expense related to intangible assets with definite lives was $624 thousand.

Projected future amortization expense related to intangible assets with definite lives is as follows:

(in thousands)
Fiscal Years:
2006                 $  177   October 6, 2006 thru January 5, 2007
2007                    674
2008                    651
2009                    587
2010                    408
2011+                   300
                     ------
           Total     $2,797
                     ======

The  change  of  the  net  carrying amount of goodwill for the nine months ended
October  5,  2006  is  as  follows:

Net carrying amount as of 1/5/06         $101,048
Goodwill recorded during first quarter        250
                                         ---------
Net carrying amount as of 4/5/06          101,298
Goodwill recorded during second quarter       488
                                         ---------
Net carrying amount as of 7/5/06          101,786
Goodwill charge                            (3,472)
                                         ---------
Net carrying amount as of 10/5/06        $ 98,314
                                         =========

Pursuant to the provisions of SFAS 142, the Company performs its goodwill impairment testing on an annual basis. Historically, the Company has performed its annual goodwill impairment testing during the fourth quarter of its fiscal year and reflects the results of that testing in its annual consolidated financial statements included in its Annual Report on Form 10-K.

As part of its goodwill impairment testing, the Company reviews various factors, such as the market price of the Company's common stock, discounted cash flows from projected earnings and values for comparable companies to determine whether impairment exists. For the year ended January 5, 2006, the Company determined there was an impairment. The primary factor leading to the impairment is the Company's declining stock price in the fourth quarter of 2005. The second step of the goodwill impairment test was not yet completed prior to the issuance of the fiscal 2005 financial statements. Therefore, the Company recognized a charge of $16 million as a reasonable estimate of the impairment loss in its fiscal 2005 financial statements.

During the third quarter of fiscal 2006, the Company completed the second step of the goodwill analysis as required under SFAS 142. The second step of the goodwill impairment test used to measure the amount of the impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. As a result, in our step two analysis, the Company allocated the fair value of the reporting unit determined in step 1 to all of the assets and liabilities of the Company (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. The implied value of the goodwill calculated in our step two analysis was approximately $96.2 million compared to goodwill initially carried on the balance sheet of approximately $115.7 million as of January 5, 2006, indicating a goodwill impairment of approximately $19.5 million.

As discussed above, an initial estimated impairment of $16 million was recorded for the year ended January 5, 2006. As a result of completing our step 2 analysis in the third quarter of fiscal 2006, an additional impairment of approximately $3.5 million was recorded for the three and nine months ended October 5, 2006. Upon completion of our step 2 analysis, the amount attributable to unrecognized intangible assets such as customer lists and trade name was determined to be greater than our initial estimates, resulting in a lower implied fair value of goodwill which resulted in an adjustment of our estimated goodwill impairment charge during the third quarter of fiscal 2006.

During the nine months ended October 5, 2006, the Company recorded a reduction of $2.7 million of goodwill. The amounts recorded consisted of $3.5 million in goodwill writedown, $825 thousand and $10 thousand for payments under earn-out agreements and a miscellaneous charge, related to prior acquisitions, respectively, offset by $97 thousand in collections of overpayments .

8.     Supplemental  Cash  Flow  Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)
                                           Nine Months Ended October 5,
                                          ------------------------------
                                               2006            2005
                                          --------------  --------------
     Interest paid                        $          751  $          721
                                          ==============  ==============
     Income taxes paid                    $           91  $        1,422
                                          ==============  ==============
     Adjustment to purchase price
       of acquired assets and goodwill    $            -  $        4,528
                                          ==============  ==============

9.     Litigation

There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

10.     Segment  Information

Effective in the fourth quarter of 2005, the Company re-aligned its business segments and operating segments into one business segment, which includes both product and service offerings. The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The Company's operating segments have similar economic characteristics and therefore can be aggregated into one reporting segment. Two or more operating segments may be aggregated into a single operating segment if the segments are similar in each of the following areas: (1) the nature of the products and services (2) the nature of the production processes (3) the type of class of customer for the products and services and (4) the nature of the regulatory environment.

Prior to fiscal year 2005, the Company disclosed three reporting segments: products, services and leasing. Monthly income statements were generated and reviewed by management for both the product and service businesses for decision making purposes. The segment reporting (product and service) are no longer reviewed by management on a regular basis and required significant manual work to develop the information solely for quarterly external financial statement reporting purposes.

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

12.     Restructuring  and  Severance  Charges

During the first nine months of fiscal 2006 and during fiscal 2005, the Company recorded severance charges totaling $0.1 million and $0.9 million, respectively, resulting primarily from a re-alignment of the structure of the Company's organization. Severance payments will continue to be made thru January 2007.

The Company also recorded during fiscal 2004 a charge for severance in the amount of $1.447 million related to the resignation of David B. Pomeroy II as CEO of the Company. Mr. Pomeroy will continue to serve as Chairman of the Board of the Company. Mr. Pomeroy will continue to receive severance payments thru January 2009.

As of October 5, 2006, the restructuring and severance charge accrual, consisted of the following:

(in thousands)                        Severance      Facility      Total
                                                   consolidation
                                     -------------------------------------
Accrual balance at January 5, 2006   $      876   $          125   $1,001
Charges accrued                             133                -      133
Cash payments                              (322)             (51)    (373)
                                     -------------------------------------
Accrual balance at April 5, 2006            687               74      761
Charges accrued                               -                         -
Cash payments                              (221)             (74)    (295)
                                     -------------------------------------
Accrual balance at July 5, 2006             466                -      466
Charges accrued                               -                         -
Cash payments                              (181)               -     (181)
                                     -------------------------------------
Accrual balance at October 5, 2006   $      285   $            -   $  285
                                     =====================================

Also, the Company recorded a restructuring charge liability in connection with the ARC acquisition to eliminate certain duplicative activities and reduced facility requirements. As a result, approximately $6.4 million of costs were recorded as part of the liabilities assumed in the ARC acquisition in October 2004. The restructuring charge consisted of costs of vacating duplicative leased facilities of ARC and severance costs associated with exiting activities. These costs are accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire ARC. Changes to the estimates primarily for acquired leases included in the currently approved plans of restructuring through July 23, 2005 were recorded as an increase or decrease in goodwill, with any increases in estimates thereafter charged to operations.

                                          Facility
(in thousands)                          consolidation
                                       ---------------
Total initial liability                $        3,715
Adjustments of initial liability                2,165
Cash payments                                  (1,159)
                                       ---------------
Liability balance at January 5, 2006            4,721
Cash payments                                    (278)
                                       ---------------
Liability balance at April 5, 2006              4,443
Cash payments                                    (273)
                                       ---------------
Liability balance at July 5, 2006               4,170
Cash payments                                    (278)
                                       ---------------
Liability balance at October 5, 2006   $        3,892
                                       ===============

Additionally, as part of the acquisition of ARC, the Company acquired the remaining obligations of ARC's existing restructuring plan, which was initially recorded by ARC in fiscal 2002. The total obligations assumed in connection with this restructuring plan was approximately $1.5 million at July 23, 2004.

As of October 5, 2006, the balance of the ARC fiscal 2002 accrued restructuring costs recorded consisted of the following:

(in thousands)

Fiscal 2002 Restructuring Charge

                                         Facility        Other
                                      consolidations    charges    Total
                                     -------------------------------------
Total liability as of July 23, 2004  $           756   $    696   $ 1,452
                                     -------------------------------------
Adjustment of initial liability                  100          -       100
Cash payments                                   (812)      (671)   (1,483)
                                     -------------------------------------
Balance at January 5, 2006                        44         25        69
Cash payments                                    (33)        (3)      (36)
                                     -------------------------------------
Balance at April 5, 2006                          11         22        33
Cash payments                                    (11)        (3)      (14)
                                     -------------------------------------
Balance at July 5, 2006                            -         19        19
Cash payments                                      -         (3)       (3)
                                     -------------------------------------
Balance at October 5, 2006           $             -   $     16   $    16
                                     =====================================

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

RESULTS  OF  OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of product and service revenues:

                                           Three Months Ended         Nine Months Ended
                                        ------------------------  -------------------------
                                                October 5,                October 5,
                                            2006         2005          2006       2005
                                        ------------------------  -------------------------
                                         (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Product and service revenues:
  Product                                     60.5%        69.9%        58.5%         69.2%
  Service                                     39.5%        30.1%        41.5%         30.8%
                                        -----------  -----------  -----------  ------------
    Total revenues                           100.0%       100.0%       100.0%        100.0%
                                        -----------  -----------  -----------  ------------
Cost of sales and service:
  Product                                     55.7%        64.9%        53.8%         64.0%
  Service                                     29.7%        22.9%        31.6%         23.0%
                                        -----------  -----------  -----------  ------------
    Total cost of revenues                    85.4%        87.8%        85.4%         87.0%
                                        -----------  -----------  -----------  ------------

  Gross profit                                14.6%        12.2%        14.6%         13.0%
                                        -----------  -----------  -----------  ------------

Operating expenses:
  Selling, general and administrative         12.6%        12.7%        13.0%         11.5%
  Depreciation and amortization                0.8%         0.7%         0.8%          0.8%
  Goodwill  charge                             2.2%         0.0%         0.7%          0.0%
  Other                                        0.1%         0.0%         0.0%          0.0%
                                        -----------  -----------  -----------  ------------
    Total operating expenses                  15.7%        13.4%        14.5%         12.3%
                                        -----------  -----------  -----------  ------------

Income (loss) from operations                 -1.1%        -1.2%         0.1%          0.7%

Interest expense, net                          0.0%         0.1%         0.1%          0.1%

                                        -----------  -----------  -----------  ------------
Income (loss) before income tax               -1.1%        -1.3%         0.0%          0.6%
Income tax expense (benefit)                  -0.4%        -0.5%         0.0%          0.2%

                                        -----------  -----------  -----------  ------------
Net income (loss)                             -0.7%        -0.8%         0.0%          0.4%
                                        ===========  ===========  ===========  ============

                           POMEROY IT SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TOTAL  PRODUCT  AND  SERVICE  REVENUES.

QUARTER-TO-DATE. Total product and service revenues decreased $30.1 million, or 16.3%, to $154.9 million in the third quarter of fiscal 2006 from $185.0 million in the third quarter of fiscal 2005.

Product sales decreased $35.6 million, or 27.5%, to $93.7 million in the third quarter of fiscal 2006 from $129.3 million in the third quarter of fiscal 2005. The decrease in product sales is primarily attributable to several factors: continuing competitive pressure in the marketplace; reduction in IT spending by our customers; and delays in IT project deployments by our customers. The product margins, however, increased for the period due to the mix of product sales.

Service revenues increased $5.6 million, or 10.1%, to $61.3 million in the third quarter of fiscal 2006 from $55.7 million in the third quarter of fiscal year 2005. The increase in service revenues relates primarily to the growth from new service agreements. Service margins increased to 25.0% in the third quarter compared to 23.9% in the third quarter of 2005, driven by higher utilization and cost reduction.

YEAR-TO-DATE. Total product and service revenues decreased $73.2 million, or 13.5%, to $469.7 million in the first nine months of fiscal 2006 from $542.9 million in the first nine months of fiscal 2005.

Product sales decreased $101.0 million, or 26.9%, to $274.6 million in the first nine months of fiscal 2006 from $375.6 million in the first nine months of fiscal 2005. The year over year decrease in product sales is primarily attributable to several factors: continuing competitive pressure in the marketplace; reduction in IT spending by our customers; and delays in IT project deployments by our customers. The year over year product margins, however, increased due to the mix of product sales.

Service revenues increased $ 27.8 million, or 16.6%, to $195.1 million in the first nine months of fiscal 2006 from $167.3 million in the first nine months of fiscal year 2005. This increase in service revenues relates primarily to the growth from new service agreements. The Company continues to take steps to improve utilization and productivity and as a result, margins have increased sequentially in the first, second and third quarter of 2006.

GROSS  PROFIT.

QUARTER-TO-DATE. Gross profit increased $0.2 million, or 0.9%, to $22.7 million in the third quarter of fiscal 2006 from $22.5 million in the third quarter of fiscal year 2005. This increase is due primarily to the increase in service revenues. Gross profit, as a percentage of revenue, increased to 14.6% in the third quarter of fiscal 2006 as compared to 12.2% in the third quarter of fiscal 2005. This increase in gross margin is primarily due to higher product and service gross margins.

YEAR-TO-DATE. Gross profit decreased $2.0 million, or 2.8%, to $68.5 million in the first nine months of fiscal 2006 from $70.5 million in the first nine months of fiscal 2005. The decrease resulted primarily from the decrease in product sales. Gross profit, as a percentage of revenue, increased to 14.6% in the first nine months of fiscal 2006 as compared to 13.0% in the first nine months of fiscal 2005. This increase in gross margin is primarily due to a change in the product/service sales mix, with a greater percentage from higher margin service revenue that produced higher gross margins.

OPERATING  EXPENSES.

QUARTER-TO-DATE. Operating expenses decreased to $24.3 million in the third quarter of fiscal 2006, compared to $24.9 million in the third quarter of fiscal 2005. Operating expenses decreased as a result of a reduction in bad debt expense and restructuring charge of $4.2 million and a reduction in operating expenses. These reductions in expense were offset by an increase in expense of $3.5 million recorded for write down of goodwill (discussed below), an increase in equity compensation expense of $0.3 million and an increase in professional fees of $0.5 million in the third quarter of 2006. Expressed as a percentage of total product and service revenues, these expenses were 15.7% in the third quarter of fiscal 2006 compared to 13.4% in the third quarter of fiscal 2005.

YEAR-TO-DATE. Operating expenses increased $1.2 million, or 1.8%, to $68.7 million in the first nine months of fiscal 2006 from $67.5 million in the first nine months of fiscal 2005. Operating expenses increased as a result of $3.5 million recorded for write down of goodwill (discussed below), an increase in equity compensation expense of $1.2 million and an increase in professional fees of $1.8 million, offset by a decrease in bad debt expense and restructuring charge of $4.0 million and a reduction in operating expenses. Expressed as a percentage of total product and service revenues, these expenses were 14.6 % in the first nine months of fiscal 2006 compared to 12.4% in the first nine months of fiscal 2005.

WRITE DOWN OF GOODWILL. Pursuant to the provisions of SFAS 142, the Company performs its goodwill impairment testing on an annual basis. Historically, the Company has performed its annual goodwill impairment testing during the fourth quarter of its fiscal year and reflects the results of that testing in its annual consolidated financial statements included in its Annual Report on Form 10-K.

As part of its goodwill impairment testing, the Company reviews various factors, such as the market price of the Company's common stock, discounted cash flows from projected earnings and values for comparable companies to determine whether impairment exists. For the year ended January 5, 2006, the Company determined there was an impairment. The primary factor leading to the impairment is the Company's declining stock price in the fourth quarter of 2005. The second step of the goodwill impairment test was not yet completed prior to the issuance of the fiscal 2005 financial statements. Therefore, the Company recognized a charge of $16 million as a reasonable estimate of the impairment loss in its fiscal 2005 financial statements.

During the third quarter of fiscal 2006, the Company completed the second step of the goodwill analysis as required under SFAS 142. The second step of the goodwill impairment test used to measure the amount of the impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. As a result, in our step two analysis, the Company allocated the fair value of the reporting unit determined in step 1 to all of the assets and liabilities of the Company (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. The implied value of the goodwill calculated in our step two analysis was approximately $96.2 million compared to goodwill initially carried on the balance sheet of approximately $115.7 million as of January 5, 2006, indicating a goodwill impairment of approximately $19.5 million.

As discussed above, an initial estimated impairment of $16 million was recorded for the year ended January 5, 2006. As a result of completing our step 2 analysis in the third quarter of fiscal 2006, an additional impairment of approximately $3.5 million was recorded for the three and nine months ended October 5, 2006. Upon completion of our step 2 analysis, the amount attributable to unrecognized intangible assets such as customer lists and trade name was determined to be greater than our initial estimates, resulting in a lower implied fair value of goodwill which resulted in an adjustment of our estimated goodwill impairment charge during the third quarter of fiscal 2006.

INCOME  (LOSS)  FROM  OPERATIONS.

QUARTER-TO-DATE. Loss from operations decreased $0.6 million, or 26.1%, to a loss of $1.7 million in the third quarter of fiscal 2006 from a loss of $2.3 million in the third quarter of fiscal 2005. The Company's operating margin was (1.1)% in the third quarter of fiscal 2006 as compared to (1.2) % in the third quarter of fiscal 2005. This decrease is the result of the net effect of (i) a reduction in bad debt expense and restructuring charge of $4.2 million and a reduction in other operating expenses (ii) a decrease in operating expenses and
(iii) an increase in expense of $3.5 million recorded for write down of goodwill (discussed above), an increase in equity compensation expense of $0.3 million and an increase in professional fees of $0.5 million in the third quarter of 2006.

YEAR-TO-DATE. Income (loss) from operations decreased $3.2 million, or 106.7%, to a loss of $0.2 million in the first nine months of fiscal 2006 from income of $3.0 million in the first nine months of fiscal 2005. The decrease in the first nine months is a result of a decrease in revenues, $3.5 million write down of goodwill (discussed above) equity compensation expense of $1.2 million, an increase in professional fees offset by a decrease in payroll related expenses, bad debt expense and a restructuring charge of $4.0 million related to third quarter of 2005.

INTEREST  EXPENSE.

QUARTER-TO-DATE. Net interest expense was $4 thousand during the third quarter of fiscal 2006 as compared to net interest expense of $152 thousand during third quarter of fiscal 2005. This decrease in net interest expense was a result of decreased borrowings under the Company's credit facility and increase in interest earned due to cash on hand, offset by an increase due to the accretion of interest of future rental payments that were accrued for a leased facility that was part of the ARC acquisition.

YEAR-TO-DATE. Net interest expense was $475 thousand in the first nine months of fiscal 2006 compared to net interest expense of $579 thousand in the first nine months of fiscal 2005. This decrease in net interest expense was a result of decreased borrowings under the Company's credit facility and increase in interest earned due to cash on hand, offset by an increase due to the accretion of interest of future rental payments that were accrued for a leased facility that was part of the ARC acquisition.

INCOME  TAXES.

QUARTER-TO-DATE. The Company's effective income tax rate was 39.0% in the third quarter of fiscal 2006 compared to 40.5% in the third quarter of fiscal 2005. This fluctuation was principally related to the fluctuation in the calculation of state and local income taxes.

YEAR-TO-DATE. The Company's effective tax rate was 38.9% in the first nine months of fiscal 2006 compared to 40.5% in the first nine months of fiscal 2005. This fluctuation was principally related to the fluctuation in the calculation of state and local income taxes.

NET  INCOME (LOSS)

QUARTER-TO-DATE. Net loss was $ 1.0 million in the third quarter of fiscal 2006 compared to a net loss of $1.5 million in the third quarter of fiscal 2005 due to the factors described above.

YEAR-TO-DATE. Net loss was $0.4 million in the first nine months of fiscal 2006 compared to net income of $1.5 million in the first nine months of fiscal 2005 due to the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $16.9 million in the first nine months of fiscal 2006. Cash provided in investing activities was $0.4 million, which included $2.6 million in proceeds from the redemption of certificates of deposit offset by $0.7 million for prior year acquisitions, payments for covenants not to compete of $0.3 million and $1.2 million for capital expenditures. Net cash used in financing activities was $16.2 million, which included $15.3 million for net repayments of short-term borrowings, $1.4 million for the purchase of treasury stock, offset by $0.5 million of proceeds from exercise of stock options and employee stock purchase plan.

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

Cash flows provided by operating activities in the nine months ended October 5, 2006 were $16.9 million as compared to cash flows provided by operating activities of $4.4 million for the corresponding period of fiscal 2005. The increase in cash flows from operating activities in the first nine months of 2006 compared to the first nine months of 2005 resulted primarily from the timing of payments on accounts payable, offset by timing of receipts on accounts netting to $18.0 million increase in cash provided over the corresponding period in 2005. Other major factors impacting net cash flows from operating activities are fluctuations in net income, net investment in leases, employee compensation and benefits as well as from changes in items classified as other, net.

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At October 5, 2006, these lines of credit totaled $78.5 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $3.5 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free due to subsidies by manufacturers. Overall, the average interest rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company has a $165.0 million Syndicated Credit Facility Agreement with GECDF. The credit facility has a three-year term and its components include a maximum of $75.0 million for inventory financing as described above and a revolving line of credit, collateralized primarily by accounts receivable, of up to $110.0 million; provided that the total amount outstanding at any time under the inventory financing facility and the revolving line of credit may not exceed $165.0 million. The credit facility also provides a letter of credit facility of $5.0 million. The interest rate under the credit facility is based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. As of October 5, 2006, the adjusted LIBOR rate was 7.32%. This credit facility expires June 28, 2007.

As of October 5, 2006, the Company had no outstanding balance under the Company's credit facility. As of January 5, 2006, the Company had an outstanding balance under the Company's credit facility of $15.3 million. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, Pomeroy is subject to various financial covenants. As of October 5, 2006, Pomeroy was in compliance with those financial covenants.

Pomeroy believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy Pomeroy's capital requirements for the next twelve months. The Company's credit facility expires June 28, 2007. The Company intends to negotiate a new credit facility with terms sufficient for its financing needs and does not anticipate any problems securing a new credit facility before June 28, 2007. However if the company is unable to negotiate a new credit facility, it could adversely effect the Company's ability to operate.

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares, at an aggregate price of no more than $5.0 million. The Company intends to effect such repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the repurchase program out of working capital. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months. The Company purchased 152,638 shares at an average price per share of $7.85 during the fiscal quarter ended October 5, 2006 and 172,638 shares at an average price per share of $7.77 during the nine months ended October 5, 2006.

ITEM  3-QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

The Company is exposed to interest rate risk primarily through its credit facility with GECDF. Due to the Company's current debt position, the Company did not experience a material impact from interest rate risk for the third quarter of fiscal 2006.

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

As of October 5, 2006, the four material weaknesses have not been remediated. Accordingly, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of October 5, 2006, the Company's disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms and rules. Despite these material weaknesses, the financial statements reported on Form 10-Q for the fiscal quarter ended October 5, 2006, fairly present, in all material respects, the consolidated financial condition and results of operations of the Company.

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

Actions  Relating  to  Maintaining Effective Control Over The Accrual of Service
--------------------------------------------------------------------------------
Billing  Calculations  and  Service  Revenue  Recognition.
----------------------------------------------------------
We have assessed our service revenue and expense recognition processes and procedures. We developed and have begun to implement a remediation plan during the third quarter of 2006. Our remediation work is focusing on service parts, service contracts, service invoicing and subcontracting processes to improve their internal controls over financial reporting. The Company's goal is to have the remediation completed during the early part of the fourth quarter with remediation testing commencing during November 2006.

Actions  Relating  to  Maintaining  Effective  Control  Over Financial Close and
--------------------------------------------------------------------------------
Reporting  Process.
-------------------
During the third quarter we have developed and implemented several new accounting policies and procedures. During the fourth quarter of 2006 we will continue to develop and implement more accounting policies. We have developed and implemented more structured and meaningful general ledger account reconciliations that now reflect reconciling items that will lead to more timely resolution and proper account classifications. A detailed finance organization training plan on financial controls, policies and procedures, account reconciliations, GAAP and SEC disclosure checklists was implemented during the second quarter of 2006. During the third quarter, the Company has fully documented its Financial Close and Reporting Process. Monthly controls have been tested during the third quarter and remediation of these processes, where necessary, is underway. Quarterly and annual controls will be tested during the fourth quarter and after year end.

Actions Related to Maintaining Effective Control Over Computer Applications Used
--------------------------------------------------------------------------------
in  Financial  Reporting.
-------------------------
The Company has developed and implemented controls over system changes and upgrades that will be tested early in the fourth quarter. In addition, the Company has addressed the necessary changes to resolve the application issues associated with improper system access rights by developing and implementing an IT Security Access Policy. A Segregation of Duties Framework will be utilized in the fourth quarter to ensure conflicts within key applications have been remediated or mitigated. Our remediation testing of this control weakness will be performed during the fourth quarter of 2006.

Actions  Related  to  Maintaining  Effective  Controls Over the Payroll Process.
--------------------------------------------------------------------------------
We have implemented new payroll policies and procedures for timely notification of terminated employees. The Company will continue to improve the internal controls over payroll during 2006 by implementing additional procedures, including automated monitoring controls, that will hold one-up managers accountable and responsible for timely notifications of terminated employees. Our remediation testing of this control weakness will be performed during the fourth quarter of 2006.

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

                                   Issuer Purchases of Equity Securities
                                                            (c) Total number
                                                            of shares               (d) Maximum number
                                         (b) Average        purchased as part       of shares that may yet
                   (a) Total number of   price paid per     of publicly             be purchased under the
Period             shares purchased      share              announced plan          plan
4/6/06 - 5/5/06                     -  $                 -                       -                 500,000
5/6/06 - 6/5/06                     -  $                 -                       -                 500,000
6/6/06 - 7/5/06                20,000  $              7.17                  20,000                 480,000
7/6/06 - 8/5/06                11,980  $              7.21                  11,980                 468,020
8/6/06 - 9/5/06                49,750  $              7.78                  49,750                 418,270
9/6/06 - 10/5/06               90,908  $              7.97                  90,908                 327,362

                  -------------------                       -----------------------------------------------
Total                         172,638                                      172,638                 327,362
                  ===================                       ===============================================

During the nine months ended October 5, 2006, the Company did not pay any cash dividends. Pomeroy has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends is restricted under Pomeroy's current credit facility. Under such credit facility, cash dividends and stock redemptions are limited to $5 million annually.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5-OTHER INFORMATION
None

ITEM 6-EXHIBITS
(a) Exhibits
     10.1 Third Amendment to Amended and Restated Employement Agreement, dated as of October 1, 2006, between Pomeroy IT Solutions, Inc. and Stephen E. Pomeroy (incorporated by reference as Exhibit 10(D)
              (iii)(A) to the Company's Current Report on Form 8-K filed October 19, 2006).
     31.1     Section 302 CEO Certification
     31.2     Section 302 CFO Certification
     32.1     Section 906 CEO Certification
     32.2     Section 906 CFO Certification

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

                                        POMEROY IT SOLUTIONS, INC.
                                        --------------------------
                                               (Registrant)


Date: November 14, 2006                 By:  /s/ Kevin G. Gregory

                                        ----------------------------------------
                                        Kevin G. Gregory
                                        Senior Vice President and
                                        Chief Financial Officer