Form 10-K
period 2007-01-05
POMEROY IT SOLUTIONS INC
filed 2007-03-21
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 5, 2007


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
                                (Title of class)

Indicate by checkmark if the registrant is well-known seasoned issuer, as defined in rule 405 of the Securities Act
YES       NO   X
   -----     -----

Indicate by checkmark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.
YES       NO   X
   -----     -----

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

 Large accelerated filer      Accelerated filer X      Non-accelerated filer
                        ---                    ---                          ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES       NO   X
   -----     -----

The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $55.0 million as of July 5, 2006.

The number of shares of common stock outstanding as of February 28, 2007 was 12,355,703.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                         Part of Form 10-K Into Which Portions of Documents
Document                                                  Are Incorporated
--------                                                  ----------------

Definitive Proxy Statement for the 2007                     Part III
Annual Meeting of Stockholders to be
filed with the Securities and Exchange
Commission on or before May 5, 2007.

                                   POMEROY IT SOLUTIONS, INC.

                                            FORM 10-K

                                   YEAR ENDED JANUARY 5, 2007

                                        TABLE OF CONTENTS


PART I                                                                                      Page
                                                                                            ----
Item 1.          Business                                                                      1
Item 1A.         Risk Factors                                                                  7
Item 1B.         Unresolved Staff Comments                                                    11
Item 2.          Properties                                                                   11
Item 3.          Legal Proceedings                                                            11
Item 4.          Submission of Matters to a Vote of Security Holders                          11


PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder Matters           11

Item 6.          Selected Financial Data                                                      14
Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                          17
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk                                                                         25
Item 8.          Financial Statements and Supplementary Data                                  25
Item 9.          Changes in and Disagreements With Accountants
                 on Accounting and Financial Disclosure                                       26
Item 9A.         Controls and Procedures                                                      26
Item 9B.         Other Information                                                            29

PART III
Item 10.         Directors, Executive Officers and Corporate Governance                       29
Item 11.         Executive Compensation                                                       29
Item 12.         Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters                               29
Item 13.         Certain Relationships and Related Transactions, and Director Independence    29
Item 14.         Principal Accountant Fees and Services                                       29

PART IV
Item 15.         Exhibits and Financial Statement Schedules                                   30

SIGNATURES       Senior Vice President, Chief Financial Officer                               36

                 Directors                                                                    36

            SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
            --------------------------------------------------------------

Certain of the matters discussed under the captions "Business", "Properties", "Legal Proceedings", "Market for Registrant's Common Equity, Related Stockholder Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this document and in documents incorporated herein by reference, including, without limitation, those statements made in conjunction with the forward-looking statements under "Business", "Properties", "Legal Proceedings", "Market for Registrant's Common Equity, Related Stockholder Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the factors discussed under "Risk Factors". All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Pomeroy IT Solutions, Inc. is a national information technology ("IT") solutions provider with a comprehensive portfolio of consulting, infrastructure and lifecycle services. Our mission is to provide customers with increased efficiencies, decreased costs, and the ability to maximize their existing IT investments. We are committed to our customers, our employees and our shareholders and aim to consistently meet and exceed their expectations.

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

OUR  GROWTH  STRATEGY
---------------------

Pomeroy's growth strategy is to gain share in existing markets, expand geographical coverage, and increase the breadth and depth of our service offerings. Pomeroy will continue to focus on increasing higher margin services, increasing the percentage of recurring revenue, controlling operating expenses and maintaining a strong balance sheet.

Key  elements  of  this  strategy  are  to:
          - be the low cost provider of the complete solutions which are developed, integrated and managed for its customers,
          - expand service offerings particularly in the higher end services and networking areas,
          - expand offerings and grow the customer base through strategic acquisitions, and
          - maintain and enhance technical expertise by hiring and training highly qualified technicians and systems engineers.

Pomeroy's sales are generated primarily by its 130 person direct sales and sales support personnel. Pomeroy's business strategy is to provide its customers with a comprehensive portfolio of product and service offerings. The Company believes that its ability to combine competitive pricing of computer hardware, software and related products with comprehensive higher margin services allows it to compete effectively against a variety of competitors, including independent dealers, superstores, mail order and direct sales by manufacturers. With many businesses seeking assistance to optimize their information technology investments, Pomeroy is using its resources to assist customers in their decision-making, project implementation and management of IT capital.

OUR  SERVICES
-------------

Pomeroy delivers premier IT services to enterprise clients, small and mid-size businesses, and government entities. Leveraging 25 years of strong technology services background and industry leading partnerships, Pomeroy's core competencies span IT Outsourcing and Out-tasking, Supply Chain Management, Consulting and Systems Integration and Program and Resource Management.


     IT OUTSOURCING AND OUT-TASKING services that help clients optimize the various elements of distributed computing environments. Encompassing the complete IT lifecycle, services include desktop and mobile computing, server and network environments, and are multi-vendor in scope. The capabilities in this portfolio are: Help Desk, IT hardware management and support, software support, network support and mobile product support.

     SUPPLY CHAIN MANAGEMENT services that are designed to help organizations procure and distribute IT systems. These services wrap around Web-order management, provisioning, configuration assurance, image management, systems integration, warehousing logistics, and distribution. This portfolio is comprised of: product acquisition, product distribution, asset management, advanced integration, end-of-life services, software licensing and logistics.

     CONSULTING AND SYSTEMS INTEGRATION services help clients plan, design, deploy, and manage high-performance, high-availability technology infrastructures. The capabilities in this portfolio focus on: High Performance/Blade server technologies, storage technologies, network and IP technologies, information security, and Microsoft technologies.

     PROGRAM AND RESOURCE MANAGEMENT services, support clients' project resources, ensures compliance and success for a complete project, and serves as a dynamic repository for program data, standards, methodologies, lessons learned, and best practices.

Many solutions offered by Pomeroy span all four portfolios, providing innovative technologies and the highest level of technical expertise that enable clients to leverage existing IT investments, reduce risks associated with new technology adoption, and minimize on-going operational costs. These solutions include:

     HELP DESK SERVICES: Pomeroy manages Help Desk services from entry-level and off-hour coverage packages to customized offerings based on specific client service level agreements (SLA) and reporting requirements. Pomeroy offers help desk and ITIL support consulting to assist clients in optimizing internal support processes. Partnering with self-help and self-healing e-support vendors, the company helps clients implement and manage Web-enabled user-managed support.

     HARDWARE MANAGEMENT AND SUPPORT SERVICES: Pomeroy can support part or all of a client's IT asset management functions - from performing an initial baseline inventory via the Web to selecting and implementing tracking and database tools for both hardware assets and software licenses. Pomeroy's vendor-neutral heritage and partnerships with virtually every leading equipment supplier are at the heart of the company's Hardware Support Services. These offerings include break/fix and install, move, add, and change (IMAC) services; out-of-warranty hardware support and repair; technology refresh and integration; equipment disposition strategy planning and certified destruction of obsolete equipment.

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

Pomeroy has also established relationships with industry leaders including the authorization to perform warranty and non-warranty repair work for several vendors. From the extensive list of technology brands we offer to our clients, Pomeroy has selected an exclusive group of best in breed manufacturers with which to develop comprehensive alliance agreements. These alliances underscore our commitment to providing our customers with the most sought-after technology solutions. Pomeroy engages our alliance partners at the highest levels, in order to meet our customers' needs in accordance with our standards of excellence.

The  Pomeroy  Alliance  Program  goals  are:

     - To build strong on-going business relationships with a select group of vendors and manufacturers
     - To maintain extensive sales of, and technical readiness on, alliance product and solution sets
     - To bring the advantages of strong industry relationships to bear on individual customer projects for the benefit of the customer

The  following  are  the  manufacturers  included  within  our Alliance Program.

          American Power Conversion
          Belkin Corporation
          Brother International Corporation
          Cisco Systems
          Crucial Technology
          Hitachi Data Systems
          Hewlett Packard
          IBM
          Kingston Technology
          Lefthand Networks
          Lexmark International, Inc.
          Logitech
          MGE UPS
          Microsoft Corporation
          NEC Display
          Nortel Networks
          Okidata
          Ricoh Corporation
          Samsung
          Sony
          Startech.com
          Sun Microsystems
          Viewsonic
          Xerox Corporation

Pomeroy believes that its relationships with such vendors enable it to offer a wide range of products and solutions to meet the diverse requirements of its customers. Additionally, Pomeroy's ability to bundle products with solutions enables its customers to obtain the flexibility, expertise, and conveniences of multiple vendors from a single source provider of IT solutions.

Pomeroy has select dealer agreements with its major vendors/manufacturers. These agreements are typically subject to periodic renewal and termination on short notice. Substantially all of Pomeroy's dealer agreements may be terminated by either party without cause upon 30 to 90 days advance notice, or immediately upon the occurrence of certain events. A vendor could also terminate an authorized dealer agreement for reasons unrelated to Pomeroy's performance. Although Pomeroy has never lost a major vendor/manufacturer, the loss of such a vendor/product line or the deterioration of Pomeroy's relationship with such a vendor/manufacturer could have a material adverse effect on Pomeroy.

Significant product supply shortages have resulted from time to time due to manufacturers' inability to produce sufficient quantities of certain products to meet client demand. As in the past, the Company could experience some difficulty in obtaining an adequate supply of products from its major vendors. Historically, this has resulted, and may continue to result, in delays in completing sales. These delays have not had, and are not anticipated to have, a material adverse effect on the Company's results of operations. However, the failure to obtain adequate product supply could have a material adverse effect on the Company's operations and financial results.

OUR  MARKETS
------------

Pomeroy's target markets include Fortune 1000 companies ("Enterprise"), small to medium sized business ("SMB"), governmental agencies and educational institutions ("Public Sector") and vendor alliance customers. These customers fall into government and education, financial services, health care and other sectors. Pomeroy's clients are located throughout the United States, with largest client population being based in the Midwest, Southeast, & Northeast. Refer to Item 1A. Risk Factors for Dependence on Major Customers.

COMPETITION

The computer products and services market is highly competitive. Pomeroy competes for product sales directly with local and national distributors and resellers. In addition, Pomeroy competes with computer manufacturers that sell product through their own direct sales forces to end users and to distributors. Although Pomeroy believes its prices and delivery terms are competitive, certain competitors offer more aggressive hardware pricing to their customers.

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

EMPLOYEES

As of January 5, 2007, Pomeroy had 2,212 full-time employees consisting of the following:
     -    1,710 technical personnel;
     -    87 service delivery management personnel;
     -    130 direct sales representatives and sales support personnel;

     -    19  management  personnel;  and
     -    266  administrative  and  distribution  personnel.

Pomeroy offers its full-time employees the options to participate in health and dental insurance, short and long term disability insurance, life insurance, 401(k) plan and an employee stock purchase plan. Also, Pomeroy is now offering a non-benefit option for those resources who would like to opt for higher compensation packages in lieu of benefits packages. This employee workforce consists of 1,171 technical personnel. Pomeroy has no collective bargaining agreements and believes its relations with its employees are good. Pomeroy is committed to continuing to build its areas of expertise and offerings through continual hiring and training of personnel, and strategic acquisitions of companies that bring new skill sets and experience.

OUR  TECHNICAL  TEAM

Pomeroy technical resources are trained in the nine functional areas of project management outlined in the standard known in the industry as the Project
Management Body of Knowledge, an open standard developed by the Project Management Institute. Additionally, the company has adopted Six Sigma quality principles and established a robust training program with Yellow Belt certification requirements for all consultants, technicians, and engineers and Green Belt requirement for management and leadership roles.

Pomeroy's technical personnel maintain some of the highest credentials. Maintaining a knowledgeable and resourceful technical staff is an objective that Pomeroy cultivates through career development programs that promote education and skills training. These certifications include:

     CISCO                 CCIE, CCNA, CCNP, CCDP, CCDA, CCSP, CCVP, INFOSEC Professional,
                           and Cisco Specialist certifications (CQS) in IP Communications, Advanced
                           Wireless LAN, and Advanced Security
     NOVELL:               CNE, MCNE, CNA, and Certified GroupWise Engineer
     MICROSOFT:            MCP, MCSA, MCSA Security Specialization, MCSE Messaging Specialization,
                           MCSE,  MCSE+1, MCDST, MOS, MCDBA, CRM Professional and Office
                           Specialists and Experts
     IBM:                  xSeries Certified System Engineer, eServer Certified Specialist, IBM Technical
                           Specialist RS 6000 SP, and IBM Advanced Technical Expert RS  6000, Tivoli
                           Storage Manager Technical Sales
     HEWLETT PACKARD:      HP Certified Professionals (NT, NetWare, Alpha/Unix, and StorageWorks), HP
                           Accredited Integration Specialist, HP Certified System Engineers (HP-
                           UX) and Master Accredited Systems Engineers - SAN Architect
                           Data Availability Solutions
     NORTEL:               Nortel Support & Design Specialists, Nortel Support & Design
                           Experts, Technical Specialist and Experts
     COMPTIA:              A+ Certified Technicians, Network+, IT Project+, Linux+,
                           Server+, i-Net+ and Security+
     SUN:                  Storage Engineers, Solaris System and Network Administrator
     (ISC)2                Certified Information Systems Security Professional (CISSP)
     ORACLE:               Oracle Certified Professional (OCP)
     EMC:                  Implementation Engineer -Expert, Technology Architect-Expert,
                           NAS Associate and Legato EmailXtender and EmailXaminer Administrator
     ALTIRIS:              Certified Professional (ACP)
     CITRIX:               Certified Administrator (CCA)
     F5 NETWORKS:          Product Specialist
     HELP DESK INSTITUTE:  Support Specialists, Helpdesk Manager, Helpdesk Analyst  and
                           Support Center  Manager
     LEFTHAND NETWORKS:    LeftHand Certified System Engineer
     PMI:                  Project Management Associates and Professionals (PMP)
     SYMANTEC/VERITAS:     Certified Specialists and Professionals
     VMWARE:               VMware Certified Professional
     BICSI:                Installer Level 1 and 2, Technician, and Registered Communications Distribution
                           Designer (RCDD(R)).


     3COM:                 Certified IP Telephony NBX Expert,
     PEREGRINE:            Asset Center certified
     ITIL:                 IT Service Management Certifications - Foundations, Practitioner and
                           Managers

     WARRANTY CERTIFIED    Apple, Brother, Dell, Epson, Gateway,  HP, Lenovo, IBM, Kyocera,
     TO SERVICE:           Lexmark,  Okidata, Sony, Toshiba, and Xerox

OUR  ISO  CERTIFICATION

Purchasing products and/or solutions from Pomeroy assures that highly skilled professionals adhere to world-class quality standards which are leveraged to manage the IT initiatives of its customers. Since 1997, Pomeroy's Distribution Center has been registered to the International Organization of Standardization ("ISO") ISO 9001:2000 Quality Standard. The ISO Quality Standard has been accepted by the U.S. and over eighty other countries around the world as the basis for a world class Quality Management System ("QMS"). Pomeroy's QMS specifies the policies, procedures and processes necessary to satisfy customer requirements and ensures those processes are appropriately managed, controlled and continually improved. As a result of Pomeroy's ISO 9001:2000 registration, Pomeroy's customers can be assured that Pomeroy's QMS meets international standards. Documented procedures and records that demonstrate its commitment to the very highest quality standards back up the Company's ISO registration.

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

OUR  FACILITIES

The Company believes that its distribution and integration center is adequately designed to support its customers' business and technology needs for the foreseeable future. Pomeroy's distribution and integration center utilizes state-of-the-art warehouse management and enterprise resource planning ("ERP") systems in order to manage the supply chain needs of our clients, which include procurement, stage, stock, pick and management of the company's on-hand physical and perpetual inventories. The radio-frequency based warehouse management system controls and manages the flow of physical inventory from the earliest point of demand generation, purchase order creation, to the final step in the supply chain process, shipping to meet its customers' delivery and integration needs.

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

During fiscal 2006 and 2005, the Company did not make any acquisitions. During fiscal 2004, the Company completed one acquisition. The total consideration paid consisted of $46.1 million, which was funded from cash on hand and borrowings from Pomeroy's existing line of credit.

The results of operations of the acquisition are included in the consolidated statements of operations from the respective date of the acquisition. See Note 12 to the Consolidated Financial Statements for unaudited pro forma results of operations of the Company for fiscal 2004 as if the acquisition had occurred on January 6, 2004.

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

INFORMATION

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

Pricing Pressures
-----------------
Pomeroy believes its prices and delivery terms are competitive; however, certain competitors may offer more aggressive pricing to their customers. The Company has experienced and expects continued pricing pressure due to industry consolidation and the efforts of manufacturers to sell directly to Pomeroy's customers. In addition, the general weakness in the U.S. economy has impacted Pomeroy's business. In an attempt to stimulate sales to existing and new customers, the Company believes that pricing pressures may increase in the future, which could require the Company to reduce prices, which may have an adverse impact on its operating results. Decreasing prices of Pomeroy's products and services offerings will require the Company to sell a greater number of products and services to achieve the same level of net sales and operating income.

Dependence on Major Customers
-----------------------------
During fiscal 2006, approximately 38.5% of Pomeroy's total net product and service revenues were derived from its top 10 customers. Only one customer, IBM Corporation, accounted for more than 10% of Pomeroy's total net product and service revenues with approximately $74.5 million in revenues for fiscal 2006. The revenues generated from IBM Corporation are primarily resulting from services provided. The loss of one or more significant customers could have a material adverse impact on the Company's operating results.

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

Growth  and  Future  Acquisitions
---------------------------------
In the past, Pomeroy has grown both internally and through acquisitions. Pomeroy continues to focus on customer satisfaction as well as execution of its market development and penetration strategies. Pomeroy's business strategy is to grow both internally and through acquisitions. There can be no assurance that, in the future, Pomeroy will be successful in repeating the growth experienced in recent years related to service revenues. Pomeroy expects future growth will result from acquisitions in addition to organic growth. In fiscal 2004, Pomeroy completed one acquisition and continues to evaluate expansion and acquisition opportunities that would complement its ongoing operations. As part of Pomeroy's growth strategy, it plans to continue to make investments in complementary companies, assets and technologies, although there can be no assurance that Pomeroy will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies into Pomeroy without substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will be profitable at the time of their acquisition or will achieve levels of profitability that justify the investment therein.

Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on Pomeroy's reported operating results, disrupting ongoing business and distracting management and employees, incurring debt to finance acquisitions or issuing equity securities which could be dilutive to existing stockholders, dependence on retaining, hiring and training key personnel, incurring unanticipated problems or legal liabilities and amortization of acquired intangible assets. Some or all of these special risks, if they occur could have a material adverse effect on Pomeroy's operations and financial results.

Material Weaknesses in Internal Control over Financial Reporting
----------------------------------------------------------------
Pomeroy faces certain risks in connection with the material weaknesses it has identified in its internal control over financial reporting (See Item 9A). The material weaknesses identified for fiscal years 2004 and 2005 contributed to the delay in Pomeroy's filing of the quarterly report on Form 10-Q for the third quarter of fiscal 2005 and the restatements of the quarterly results for the first and second quarters of fiscal 2005. Pomeroy has completed the identification and implementation of modifications to controls and procedures needed to remediate the material weaknesses. In the future, if the controls assessment process required by Section 404 of the Sarbanes-Oxley Act reveals new material weaknesses or significant deficiencies, the correction of such material weaknesses or deficiencies could require remedial measures that could be costly and time-consuming. In addition, the discovery of new material weaknesses could also require the restatement of prior period operating results. If Pomeroy continues to experience material weaknesses in its internal control over financial reporting, Pomeroy could lose investor confidence in the accuracy and completeness of its financial reports, which would have an adverse effect on its stock price. If Pomeroy is unable to provide reliable and timely financial reports, its business and prospects could suffer material adverse effects. For example, under Pomeroy's current credit facility, financial statements must be presented in a timely manner. Delay in these filings would result in a default. An event of default could adversely affected Pomeroy's ability to obtain financing on acceptable terms.

Business  Technology  Systems
----------------------------
Pomeroy relies upon the accuracy, availability and proper utilization of its business technology systems to support key operational areas including financial functions, product procurement and sales, and engagement and technician management, staffing and recruiting. To manage its growth, Pomeroy is continually evaluating the adequacy of its existing systems and procedures. Over the last year, the company has focused its efforts on improving the reliability, availability and serviceability of the technologies and applications used in support of its services business and invested in tools to improve financial reporting. The Company has also signed agreements with industry leading firms in support of its business recovery and system availability capabilities. Pomeroy anticipates that it will regularly need to make capital expenditures to upgrade and modify its business technology systems, including software and hardware, as Pomeroy grows and the needs of its business change. There can be no assurance that Pomeroy will anticipate all of the demands which expanding operations may place on its business technology systems. The occurrence of a significant system failure or Pomeroy's failure to expand or successfully implement its systems could have a material adverse effect on Pomeroy's operations and financial results.

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

     Manufacturer  Market  Development  Funds
     ----------------------------------------
     Several manufacturers offer market development funds, cooperative advertising and other promotional programs to distribution channel partners. Pomeroy utilizes these programs to fund some of its advertising and promotional programs. While such programs have been available to the Company in the past, there is no assurance that these programs will be continued. Total advertising costs associated with these programs are charged to expense as incurred and are deemed immaterial.

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

Inventory  Management
---------------------
Rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence characterize the information technology industry. While most of the inventory stocked by Pomeroy is for specific customer orders, inventory devaluation or obsolescence could have a material adverse effect on Pomeroy's operations and financial results. Current industry practice among manufacturers is to provide price protection intended to reduce the risk of inventory devaluation, although such policies are subject to change at any time and there can be no assurance that such price protection will be available to Pomeroy in the future. In prior fiscal years, many manufacturers reduced the number of days for which they provided price protection. During fiscal 2006, most of the reductions stabilized, however, current terms and conditions remain subject to change. In addition to the price protection mentioned above, subject to certain limitations, Pomeroy currently has the option of returning inventory to certain manufacturers and distributors. The amount of inventory that can be returned to manufacturers without a restocking fee varies under Pomeroy's agreements and such return policies may provide only limited protection against excess inventory. There can be no assurance that new product developments will not have a material adverse effect on the value of the Company's inventory or that the Company will successfully manage its existing and future inventory. In addition, Pomeroy stocks parts inventory for its services business. Parts inventory is more likely to experience a decrease in valuation as a result of technological change and obsolescence. Price protection practices are not ordinarily offered by manufacturers with respect to service parts.

Stock  Price
------------
Pomeroy's stock price is affected by a number of factors, including quarterly variations in revenue, gross profit and operating income, general economic and market conditions, and estimates and projections by the investment community. As a result, Pomeroy's common stock may fluctuate in market price.

ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE

ITEM 2. PROPERTIES

Pomeroy's principal executive offices, distribution facility, national training center, and national service operations center comprised of approximately
36,000, 161,000, 22,000, and 69,000 square feet of space, respectively, are located in Hebron, Kentucky. These facilities are leased from Pomeroy Investments, LLC ("Pomeroy Investments"), a Kentucky limited liability company controlled by David B. Pomeroy, II, Chairman of the Board, under a ten-year triple-net lease agreement, which expires in July 2015. The lease agreement provides for 2 five-year renewal options. Pomeroy also has non-cancelable operating leases for its regional offices, expiring at various dates between 2007 and 2012. Pomeroy believes there will be no difficulty in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space. In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used. Pomeroy does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

Various legal actions arising in the normal course of business have been brought against Pomeroy. Management believes these matters will not have a material adverse effect on Pomeroy's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market  Information  and  Holders

The following table sets forth, for the periods indicated, the high and low sales price for the Common Stock for the fiscal quarters indicated as reported on the NASDAQ National Market.

                   Fiscal 2006         Fiscal 2005
                ------------------  ------------------
                  High      Low       High      Low
                --------  --------  --------  --------
First Quarter   $  10.73  $   8.20  $  16.27  $  14.37
Second Quarter  $   9.49  $   7.04  $  15.38  $   9.57
Third Quarter   $   8.31  $   7.02  $  13.49  $  10.41
Fourth Quarter  $   8.81  $   7.18  $  11.59  $   7.29

As of February 28, 2007, there were approximately 260 holders of record of Pomeroy's common stock.

Dividends
---------
During 2006 and 2005, the Company did not pay any cash dividends. Pomeroy has no plans to pay cash dividends in the foreseeable future and the payment of such dividends are restricted under Pomeroy's current credit facility. Under such credit facility, cash dividends and stock redemptions are limited to $5 million annually.

PERFORMANCE  GRAPH

The following Performance Graph compares the percentage of the cumulative total stockholder return on the Company's Common shares with the cumulative total return assuming reinvestment of dividends of (i) the S&P 500 Stock Index and
(ii)  the  NASDAQ  Composite  Index.


                               [GRAPHIC OMITTED]

             01/05/02  01/05/03  01/05/04  01/05/05  01/05/06  01/05/07
             --------  --------  --------  --------  --------  --------

Pomeroy           100     86.50    105.60    104.70     60.90     57.50
-----------  --------  --------  --------  --------  --------  --------
S&P 500           100     77.49     95.71    100.96    108.61    120.23
-----------  --------  --------  --------  --------  --------  --------
NASDAQ COMP       100     67.40     99.40    101.60    110.60    117.50
-----------  --------  --------  --------  --------  --------  --------

Unregistered Sales of Equity Securities and Use of Proceeds
-----------------------------------------------------------
NONE.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares, but no more than $5.0 million. The Company intends to effect such repurchases, in compliance with rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the repurchases program out of working capital. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months.

                                     Issuer Purchases of Equity Securities
                                                       (c) Total number
                                                       of shares
                                      (b) Average      purchased as part  (d) Maximum number
                 (a) Total number of  price paid per   of publicly        of shares that may yet
Period           shares purchased     share            announced plan     be purchased under the plan
4/6/06 - 5/5/06                    -  $             -                  -                      500,000
5/6/06 - 6/5/06                    -  $             -                  -                      500,000
6/6/06 - 7/5/06               20,000  $          7.17             20,000                      480,000
7/6/06-8/5/06                 11,980  $          7.21             11,980                      468,020
8/6/06-9/5/06                 49,750  $          7.78             49,750                      418,270
9/6/06-10/5/06                90,908  $          7.97             90,908                      327,362
10/6/06-11/5/06                    -  $             -                  -                      327,362
11/6/06-12/5/06               50,399  $          7.42             50,399                      276,963
12/6/06-1/5/07                97,378  $          7.63             97,378                      179,585
                 -------------------                   ----------------------------------------------
Total                        320,415                             320,415                      179,585
                 ===================                   ==============================================

ITEM 6. SELECTED FINANCIAL DATA
(In thousands, except per share data)
                                                               For the Fiscal Years
                                               ---------  ---------  ---------  ---------  ---------
                                                 2006       2005      2004(1)    2003(2)    2002(3)
                                               ---------  ---------  ---------  ---------  ---------
Consolidated Statement of Operations Data:
Net product and service revenues               $631,632   $714,749   $742,290   $598,423   $702,800
Cost of revenues                                539,596    623,019    647,154    528,030    615,135
                                               ---------  ---------  ---------  ---------  ---------
Gross profit                                     92,036     91,730     95,136     70,393     87,665
                                               ---------  ---------  ---------  ---------  ---------

Operating expenses:
Selling, general and administrative (4,5,6,9)    80,973     86,010     72,346     50,279     59,653
Depreciation and amortization                     4,894      5,568      4,393      5,319      5,720
Goodwill charge (7)                               3,472     16,000          -          -          -
                                               ---------  ---------  ---------  ---------  ---------
Total operating expenses                         89,339    107,578     76,739     55,598     65,373
                                               ---------  ---------  ---------  ---------  ---------

Income (loss) from operations                     2,697    (15,848)    18,397     14,795     22,292

Interest income                                    (582)      (193)      (310)      (133)         -
Interest expense                                  1,149      1,028        561         58        541
                                               ---------  ---------  ---------  ---------  ---------
Interest expense (income), net                      567        835        251        (75)       541
                                               ---------  ---------  ---------  ---------  ---------

Income (loss) before income tax                   2,130    (16,683)    18,146     14,870     21,751

Income tax expense (benefit) (8)                    987     (6,021)     7,213      5,799      6,742
                                               ---------  ---------  ---------  ---------  ---------
Net income (loss)                              $  1,143   $(10,662)  $ 10,933   $  9,071   $ 15,009
                                               =========  =========  =========  =========  =========

Earnings (loss) per common share (basic)       $   0.09   $  (0.85)  $   0.89   $   0.74   $   1.18
Earnings (loss) per common share (diluted)     $   0.09   $  (0.85)  $   0.88   $   0.73   $   1.18

Consolidated Balance Sheet Data:
Working capital                                $ 90,538   $ 84,022   $ 80,959   $116,786   $123,334
Long-term debt, net of current maturities             -          -        250        913          -
Equity                                          205,211    204,486    212,722    199,797    203,674
Total assets                                    305,021    295,145    332,888    269,199    248,496

1) During fiscal 2004, the Company and Pomeroy Acquisition Sub, Inc., a wholly owned subsidiary of the Company, completed a merger with Alternative Resources Corporation ("ARC"). See Notes 5 and 12 of Notes to Consolidated Financial Statements.

2) During fiscal 2003, Pomeroy acquired all the outstanding common stock of Micrologic Business Systems of K.C., Inc. and acquired certain assets of eServ Solutions Group, LLC.

3) During fiscal 2002, Pomeroy acquired certain assets of Verity Solutions, LLC. During fiscal 2002, the Company sold substantially all of the assets of TIFS.

4) During fiscal 2006, 2005, 2003 and 2002 Pomeroy increased its allowance against trade and vendor receivables by $1.7 million, $2.0 million, $0.2 million and $0.9 million, respectively.

5) During fiscal 2003, Pomeroy's results include a charge of $150 related to a litigation settlement. During fiscal 2002, Pomeroy's results include a charge of $300 related to a litigation settlement.

6) During fiscal 2006, the Company recorded severance charges totaling $0.1 million. During fiscal 2005, the Company recorded severance charges totaling $0.9 million resulting primarily from a re-alignment of the structure of the Company's internal organization. Additionally, during fiscal 2005, the Company recorded restructuring charges aggregating $1.4 million due to unrecoverable assets related to the Company's former wholly-owned subsidiary, Technology Integration Financial Services ("TIFS"). Substantially all of the assets of TIFS were sold in fiscal 2002. During fiscal 2004, Pomeroy's results include an after tax charge of $1.5 million ($0.12 per diluted share) related to the Company recording restructuring and severance charges totaling $2.4 million. During fiscal 2002, Pomeroy's results include an after tax charge of $2.5 million ($0.20 per diluted share) related to the Company recording an increase in reserves and a restructuring charge totaling $4.0 million.

7) During fiscal 2006 and 2005, Pomeroy recorded a charge for the write down of goodwill totaling $3.5 million and $16 million, respectively.

8) During fiscal 2002, Pomeroy's results include an income tax benefit of $1.6 million ($0.13 per diluted share) due to a tax accounting change.

9) During fiscal 2006, Pomeroy's results include $1.6 million related to share based compensation due to adoption of FAS 123R. This expense was $0 in the prior years.

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

                                                           Fiscal 2006
                                     --------------------------------------------------------
                                        First         Second         Third          Fourth
                                     Quarter (1)   Quarter (3)   Quarter (3,4)   Quarter (3)
                                     ------------  ------------  --------------  ------------
Net product and service revenues     $   150,692   $    164,118  $     154,933   $    161,889
Gross profit                         $    21,038   $     24,783  $      22,660   $     23,555
Net income (loss)                    $    (1,419)  $      2,031  $      (1,012)  $      1,543
Comprehensive income (loss)          $    (1,419)  $      2,027  $      (1,013)  $      1,539
Earnings (loss)  per common share:
  Basic                              $     (0.11)  $       0.16  $       (0.08)  $       0.12
  Diluted                            $     (0.11)  $       0.16  $       (0.08)  $       0.12

                                                           Fiscal 2005
                                     --------------------------------------------------------
                                        First       Second        Third            Fourth
                                     Quarter (1)   Quarter   Quarter (1,2,3)   Quarter (1,4)
                                     ------------  --------  ----------------  --------------
Net product and service revenues     $    165,832  $192,025  $       185,001   $     171,891
Gross profit                         $     22,816  $ 25,147  $        22,516   $      21,251
Net income (loss)                    $        565  $  2,365  $        (1,480)  $     (12,112)
Comprehensive income (loss)          $        667  $  2,365  $        (1,480)  $     (12,112)
Earnings (loss)  per common share:
  Basic                              $       0.05  $   0.19  $         (0.12)  $       (0.96)
  Diluted                            $       0.04  $   0.19  $         (0.12)  $       (0.96)

1. During fiscal 2006 and 2005, the Company recorded severance charges totaling $0.1 million in first quarter fiscal 2006 and $0.9 million in fiscal 2005 of which $0.1 million, $0.3 million and $0.5 million were in the first, third and fourth quarters, respectively, resulting primarily from a re-alignment of the structure of the Company's internal organization.

2. During the third quarter of fiscal 2005, the Company recorded restructuring charges aggregating $1.4 million due to unrecoverable assets related to the Company's former wholly-owned subsidiary, Technology Integration Financial Services ("TIFS"). Substantially all of the assets of TIFS were sold in fiscal 2002.

3. During fiscal 2006, Pomeroy increased its allowance against trade and vendor receivables totaling $1.7 million of which $0.2 million, $0.3 million and $1.2 million were in the second, third and fourth quarter, respectively and $2.0 million in the third quarter of fiscal 2005.

4. During the third quarter of fiscal 2006 and the fourth quarter of fiscal 2005, Pomeroy recorded a goodwill impairment charge of $3.5 million and $16 million, respectively.

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

Revenue recognition
In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which superseded SAB 101, Revenue Recognition in Financial Statements. SAB 104 updated certain interpretive guidance included in SAB 101, including the SAB 101 guidance related to multiple element revenue arrangements, to reflect the issuance by the Emerging Issues Task Force ("EITF") of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Generally, the Company, in accordance with SAB 104, recognizes revenue on the sale of products when the products are shipped, persuasive evidence of an arrangement exists, delivery has occurred, collection of the relevant receivable is probable and the sales price is fixed or determinable.

Generally the Company, in accordance with the requirements of SAB 101, determines if revenue should be reported based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee by determining if the Company performs as an agent or broker without assuming the risks and rewards of ownership of the goods, in that case sales would be reported on a net basis.

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

When the Company determines that one or more impairment indicators are present during the Company's annual testing of its goodwill, excluding long-lived assets, Pomeroy compares the carrying amount of the asset to the net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, Pomeroy would recognize an impairment loss to the extent the carrying value of the asset exceeds its fair value. An impairment loss, if any, would be reported in the Company's results of operations.

When the Company determines that one or more impairment indicators are present for its goodwill, Pomeroy compares its reporting unit's carrying value to its fair value. During fiscal 2005, the Company re-aligned the structure of its internal organization such that management and the board of directors now review operating results on a consolidated basis. As a result, the Company now has one reporting unit for goodwill testing. In fiscal 2004 the Company had two reporting units for goodwill testing which were a products reporting unit and a services reporting unit. The Company has adopted January 5 as the valuation date for the annual testing. Write down of goodwill, if any, would be reported in the Company's results of operations. During the third quarter of fiscal 2006 and the fourth quarter of fiscal 2005, the Company recorded a write down of goodwill of $3.5 million and $16 million, respectively as further discussed herein.

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

RESULTS  OF  OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of net product and service revenues:

                                                             Net Product and Service Revenues
            Financial Results                                      For the Fiscal Years
--------------------------------------  -------------------------------------------------------------------------
                                                        % of                     % of                     % of
                                           2006       Revenues      2005       Revenues      2004       Revenues
                                        -------------------------------------------------------------------------
Net product and service revenues:
  Product                               $  373,232        59.1%  $  483,431        67.6%  $  545,115        73.4%
  Service                                  258,400        40.9%     231,318        32.4%     197,175        26.6%
                                        -------------------------------------------------------------------------
  Total revenues                           631,632       100.0%     714,749       100.0%     742,290       100.0%
                                        -------------------------------------------------------------------------

Gross profit
  Product                                   29,543         4.7%      36,048         5.0%      41,097         5.5%
  Service                                   62,493         9.9%      55,682         7.8%      54,039         7.3%
                                        -------------------------------------------------------------------------
  Total gross profit                        92,036        14.6%      91,730        12.8%      95,136        12.8%
                                        -------------------------------------------------------------------------

Gross profit %
  Product %                                    7.9%                     7.5%                     7.5%
  Service %                                   24.2%                    24.1%                    27.4%

Operating expenses:
  Selling, general and administrative       80,973        12.8%      86,010        12.0%      72,346         9.7%
  Depreciation and amortization              4,894         0.8%       5,568         0.8%       4,393         0.6%
  Goodwill charge                            3,472         0.5%      16,000         2.2%           -         0.0%
                                        -------------------------------------------------------------------------
    Total operating expenses                89,339        14.1%     107,578        15.0%      76,739        10.3%
                                        -------------------------------------------------------------------------

Income (loss) from operations                2,697         0.5%     (15,848)       -2.2%      18,397         2.5%

Interest income                               (582)       -0.1%        (193)        0.0%        (310)        0.0%
Interest expense                             1,149         0.2%       1,028         0.1%         561         0.0%
                                        -------------------------------------------------------------------------
Interest expense, net                          567         0.1%         835         0.1%         251         0.0%
                                        -------------------------------------------------------------------------

Income (loss) before income tax              2,130         0.4%     (16,683)       -2.3%      18,146         2.5%
Income tax expense (benefit)                   987         0.2%      (6,021)       -0.8%       7,213         1.0%

                                        -------------------------------------------------------------------------
Net income (loss)                       $    1,143         0.2%  $  (10,662)       -1.5%  $   10,933         1.5%
                                        =========================================================================

FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005

Total Net Product and Service Revenues. Total net product and service revenues decreased to $631.6 million in fiscal 2006 from $714.7 million in fiscal 2005.

Product sales decreased $110.2 million to $373.2 million in fiscal 2006 from $483.4 million in fiscal 2005. The decrease in product sales is primarily attributable to several factors: continuing competitive pressure in the marketplace; reduction in IT spending by our customers; and delays in IT project deployments by our customers. Product margins increased to 7.9% in fiscal 2006 compared to 7.5% in fiscal 2005. The year over year product margins increased due to the mix of product sales.

Service revenues increased $27.1 million to $258.4 million in fiscal 2006 from $231.3 million in fiscal year 2005. The increase in service revenues relates primarily to the growth from new service contracts. Service margins increased to 24.2% in fiscal 2006 compared to 24.1% in fiscal 2005. The Company continues to take steps to improve utilization and productivity in order to increase margins.

Gross Profit. Gross profit increased $0.3 million to 92.0 million in fiscal 2006 from $91.7 million in fiscal 2005. Gross profit, as a percentage of revenue, increased to 14.6% in fiscal 2006 from 12.8% in fiscal 2005. This increase in gross margin is primarily due to a change in the product/service mix, with a greater percentage from higher margin service revenue that produced higher gross margins.

Operating Expenses. Total operating expenses decreased $18.3 million to $89.3 million in fiscal 2006 from $107.6 million in fiscal 2005. The decrease is primarily the result of decreases in provision for doubtful accounts of $0.3 million, restructuring and severance charges of $2.2 million, a reduction in the goodwill charge of $12.5 million and employee benefit costs. Expressed as a percentage of total net product and service revenues, these expenses decreased to 14.1% in fiscal 2006 from 15.0% for fiscal 2005.

Write Down of Goodwill. Pursuant to the provisions of SFAS 142, the Company performs its goodwill impairment testing on an annual basis. Historically, the Company has performed its annual goodwill impairment test based on the year end valuation date of its fiscal year and reflects the results of that testing in its annual consolidated financial statements included in its Annual Report on Form 10-K.

As part of its goodwill impairment testing, the Company reviews various factors, such as the market price of the Company's common stock, discounted cash flows from projected earnings and values for comparable companies to determine whether impairment exists. For the year ended January 5, 2006, the Company determined there was an impairment. The primary factor leading to the impairment was the Company's declining stock price in the fourth quarter of 2005. The second step of the goodwill impairment test was not completed prior to the issuance of the fiscal 2005 financial statements. Therefore, the Company recognized a charge of $16 million as a reasonable estimate of the impairment loss in its fiscal 2005 financial statements.

During the third quarter of fiscal 2006, the Company completed the second step of the goodwill analysis as required under SFAS 142. The second step of the goodwill impairment test used to measure the amount of the impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. As a result, in our step two analysis, the Company allocated the fair value of the reporting unit determined in step one to all of the assets and liabilities of the Company (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. The implied value of the goodwill calculated in our step two analysis was approximately $97.5 million compared to goodwill initially carried on the balance sheet of approximately $117.0 million as of January 5, 2006, indicating a goodwill impairment of approximately $19.5 million.

As discussed above, an initial estimated impairment of $16 million was recorded for the year ended January 5, 2006. As a result of completing our step two analysis in the third quarter of fiscal 2006, an additional impairment of approximately $3.5 million was recorded in fiscal 2006.

Income (Loss) from Operations. Income from operations increased $18.5 million, to $2.7 million in fiscal 2006 from a loss of $15.8 million in fiscal 2005. The Company's operating margin increased to 0.5% in fiscal 2006 as compared to a negative 2.2% in fiscal 2005. This increase is a result of the decrease in operating expenses as described above.

Net Interest Expense. Net interest expense was $0.6 million during fiscal 2006 as compared to $0.8 million during fiscal 2005. This decrease in net interest expense was a result of decreased borrowings under the Company's credit facility and an increase in interest earned due to cash on hand, offset by an increase due to the accretion of interest of future rental payments that were accrued for a leased facility that was part of the ARC acquisition.

Income Taxes. The Company's effective income tax rate was 46.3% in fiscal 2006 compared to a benefit of 36.1% for fiscal 2005. This fluctuation was principally related to the reduction of book loss and the permanent differences being a higher percentage of book income. The primary permanent difference was related to the 50% limitation on business meals. Income tax expense was $1.0 million during fiscal 2006 as compared to a benefit of $6.0 million during fiscal 2005.

Net Income (Loss). Net income increased $11.8 million, to $1.1 million in fiscal 2006 from a $10.7 million net loss in fiscal 2005. The increase was a result of the factors described above.

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

Total Net Product and Service Revenues. Total net product and service revenues decreased $27.6 million, or 3.7%, to $714.7 million in fiscal 2005 from $742.3 million in fiscal 2004.

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

Gross Profit. Gross profit margin was 12.8% of net product and service revenues in fiscal 2005 and 2004, respectively. This gross profit was driven by increasing margin contribution from service revenue offset by declining margin contribution from product sales. On a forward looking basis, the Company expects to continue its aggressive product pricing in order to maintain market share. Reduced utilization rates from new engagements and service parts write offs has also resulted in downward pressure on service margins. Additionally, the Company expects to continue increasing the breadth and depth of its service offerings, which will have a continued impact on service gross margin. Factors that may have an impact on gross margin in the future include technical employee utilization rates, the mix of the type of products sold and services provided, the percentage of equipment or service sales with lower-margin customers, and the Company's decision to aggressively price certain products and services.

Operating Expenses. Total operating expenses increased $30.9 million, or 40.3%, to $107.6 million in fiscal 2005 from $76.7 million in fiscal 2004. The increases are primarily the result of increase in expenses due to the acquisition of ARC in July 2004, a $2.0 million increase in provision for doubtful accounts, $0.5 million increase in non-trade accounts receivable reserves and an increase of $0.9 million in outside consultants fees associated with third quarter late filing and $16.0 million recorded for write down of goodwill (discussed below). Expressed as a percentage of total net product and service revenues, these expenses increased to 15.0% in fiscal 2005 from 10.3% for fiscal 2004. On a forward-looking basis, the Company expects to continue monitoring its selling, general and administrative expenses for strict cost controls.

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

Write Down of Goodwill. As part of its goodwill impairment testing, the Company reviews various factors, such as the market price of the Company's common stock, discounted cash flows from projected earnings and values for comparable companies to determine whether impairment exists. The Company worked with a valuation firm to assess goodwill impairment and determined there was impairment. The primary factor leading to the impairment was the Company's declining stock price in the fourth quarter of 2005. The second step of the goodwill impairment test was not complete. Therefore, the Company recognized a charge of $16.0 million as a reasonable estimate of the impairment loss in its fiscal 2005 financial statements. The actual impairment loss, once determined by the Company, differed from this estimate. An adjustment to this estimated impairment loss based on the completion of the measurement of the impairment loss was recognized in fiscal 2006 as a change in estimate.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $30.1 million in fiscal 2006. Cash used in investing activities was $0.7 million, which included $2.6 million related to certificate of deposits offset by $2.3 million for capital expenditures and $0.7 million for earn out provisions related to acquisitions completed in prior years and $0.3 million for covenants not-to-compete as required per agreements. Cash used in financing activities was $17.3 million which included $15.3 million of payments on short-term borrowings, $2.5 million for the purchase of treasury stock, and was offset by $0.2 million from the exercise of stock options and related excess tax benefit, and $0.3 million proceeds from the employee stock purchase plan.

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

Cash flows provided by operating activities in fiscal 2006 were $30.1 million as compared to cash flows used in operating activities of $4.4 million for fiscal 2005. The increase in cash flows from operating activities in fiscal 2006 compared to fiscal 2005 resulted primarily from timing of payments on accounts payable, offset by a reduction in accounts receivable and inventories. Accounts payable and floor plan financing increased $27.7 million, primarily due to increased use of subcontractors on new outsourcing contracts. Trade, vendor and other receivables increased $8.2 million primarily due to timing of payments from customers and vendors. Inventories increased $2.6 million due to customer owned inventory not being shipped by the end of the year.

Cash flows used in operating activities in fiscal 2005 were $4.4 million as compared to cash flows provided by operating activities of $5.8 million for fiscal 2004. The decrease in cash flows from operating activities in fiscal
2005 compared to fiscal 2004 resulted from accounts payable and floor plan financing decrease of $25.4 million which is primarily due to a decision to aggressively pursue cash discounts and to the decline in business and by a reduction in trade, vendor and other accounts receivable of $9.2 million due to timing of payments and to the decline in business

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At January 5, 2007, these lines of credit totaled $78.5 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $3.5 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company has a $165 million Syndicated Credit Facility Agreement with GECDF. The credit facility has a three-year term and its components include a maximum of $75 million for inventory financing and a revolving line of credit, collateralized primarily by accounts receivable, of up to $110 million; provided that the total amount outstanding at any time under the inventory financing facility and the revolving line of credit may not exceed $165 million. Under the agreement, the credit facility provides a letter of credit facility of $5 million. Under the credit facility, the interest rate is based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. As of January 5, 2007 the adjusted LIBOR rate was 7.57%. This credit facility expires June 28, 2007.

At  January  5,  2007  the  Company did not have a balance outstanding under the credit facility and the amount available was $56.5 million. At January 5, 2006, the Company had a balance outstanding under the credit facility of $15.3 million. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants. As of January 5, 2007. Pomeroy was in compliance with those financial covenants.

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

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares, at an aggregate price of no more than $5.0 million. The Company intends to effect such repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the repurchase program out of working capital. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months. During fiscal 2006, the Company purchased 320.4 thousand shares at an average price per share of $7.67 at a total cost of $2.5 million.

Off-Balance  Sheet  Arrangements  and  Contractual  Obligations

Aggregated information about the Company's contractual obligations as of January 5, 2007 is presented in the following table:

                                                     Payments due by period
                                    -------------------------------------------------------
                                             LESS THAN                           MORE THAN
CONTRACTUAL OBLIGATIONS              TOTAL     1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
-------------------------------------------------------------------------------------------
Operating leases                    $17,873  $    4,052  $    5,114  $    3,243  $    5,464
Restructuring payments                3,599       1,286       2,313           -           -
Floor plan arrangements              17,226      17,226           -           -           -
                                    -------------------------------------------------------
Total contractual cash obligations  $38,698  $   22,564  $    7,427  $    3,243  $    5,464
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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"), to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the Company to quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the Company's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 6, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company determined there was no impact on its financial statements by adopting SAB No. 108.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During fiscal 2006, the Company changed its independent accounting firm as a result of the resignation of Crowe Chizek and Company LLC ("Crowe Chizek"), which became effective May 16, 2006. As reported in the Company's Form 8-K filed on April 26, 2006 and amended May 19, 2006, (1) there was no disagreement between the Company and Crowe Chizek on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Crowe Chizek, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report, and (2) the Company did not have any reportable events as described under Item 304 (a)(1)(iv) of Regulation S-K except for the existence of material weaknesses in the Company's internal control over financial reporting as disclosed by the Company at January 5, 2005 and January 5, 2006 and concurred with by Crowe Chizek. On July 24, 2006, the Company engaged BDO Seidman, LLP, as its independent registered public accounting firm for the fiscal year ended January 5, 2007, as reported in the Company's Form 8-K filed on July 28, 2006.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management of Pomeroy IT Solutions, Inc (the "Company") evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report. Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in the evaluation. Based on the evaluation, management concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms and rules.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of January 5, 2007. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on such assessment, management has concluded that the Company's internal control over financial reporting was effective as of January 5, 2007.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management report on internal control over financial reporting for the year ended January 5, 2006 described four material weaknesses in our internal control over financial reporting with respect to; service billing calculations and revenue recognition related to service activity, financial reporting and close function to appropriately apply generally accepted accounting principles ensuring the adequacy of amounts and completeness of disclosures in the consolidated financial statements, computer applications used for financial reporting and payroll process. These material weaknesses continued to exist as of the end of the first three quarters of 2006. In the fourth quarter of 2006, we completed the implementation and testing of the remedial measures put in place to address these material weaknesses. The remediation plans included the following:

Actions  Relating  to  Maintaining Effective Control Over The Accrual of Service
Billing  Calculations  and  Service  Revenue  Recognition.

Our remediation work focused on service parts, service contracts, service invoicing and subcontracting processes to improve their internal controls over financial reporting. The service revenue and expense recognition processes and procedures were assessed and remediation plans were implemented during the 3rd quarter of 2006. Contract and engagement approval procedures were put in place in order to verify that terms are established and agreed upon prior to work being performed. Procedures were put in place to give adequate ownership, accountability, and timely processing of transactions related to service parts inventory. Reporting mechanisms and procedures were put in place to ensure that time is submitted, approved, and billed in a timely manner and recorded in the correct period for both Pomeroy employees and subcontractors. The Company completed the remediation and testing during the fourth quarter.

Actions Relating to Maintaining Effective Control Over Financial Close and Reporting Process.
During the third quarter we developed and implemented several new accounting policies and procedures. During the fourth quarter of 2006 we developed and implemented more accounting policies. We have developed and implemented more structured and meaningful general ledger account reconciliations that now reflect reconciling items that will lead to more timely resolution and proper account classifications. A detailed finance organization training plan on financial controls, policies and procedures, account reconciliations, GAAP and SEC disclosure checklists was implemented during the second quarter of 2006. During the third quarter, the Company fully documented its Financial Close and Reporting Process. All financial close and reporting controls were fully remediated and tested in the fourth quarter.

Actions Related to Maintaining Effective Control Over Computer Applications Used in Financial Reporting.
The Company has developed and implemented controls over system changes and upgrades. In addition, the Company has addressed the necessary changes to resolve the application issues associated with improper system access rights by developing and implementing an IT Security Access Policy. A Segregation of Duties Framework was implemented in the fourth quarter to ensure conflicts within key applications had been remediated or mitigated. These controls were fully remediated and tested in the fourth quarter.

Actions Related to Maintaining Effective Controls Over the Payroll Process. We have implemented new payroll policies and procedures for timely notification of terminated employees. The Company implemented additional procedures, including automated monitoring controls, that will hold one-up managers accountable and responsible for timely notifications of terminated employees. These controls were fully remediated and tested in the fourth quarter.

In connection with this testing, and in connection with the evaluation described in the above paragraph ("Evaluation of Disclosure Controls and Procedures"), management has concluded that all of the material weaknesses have been remediated as of January 5, 2007. Management considers the remediation of these material weaknesses during our quarter ended January 5, 2007 to represent a change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company's independent registered public accounting firm, BDO Seidman, LLP, has issued an audit report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 5, 2007, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board  of  Directors  and  Shareholders
Pomeroy  IT  Solutions,  Inc.
Hebron,  Kentucky

We have audited management's assessment, included in the accompanying Item 9A, Controls and Procedures, that Pomeroy IT Solutions, Inc. maintained effective internal control over financial reporting as of January 5, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria)". Pomeroy IT Solutions, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Pomeroy IT Solutions, Inc. maintained effective internal control over financial reporting as of January 5, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Pomeroy IT Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 5, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pomeroy IT Solutions, Inc. as of January 5, 2007, and the related consolidated statement of income, equity, and cash flows for the year ended January 5, 2007 and our report dated March 16, 2007 expressed an unqualified opinion thereon.


                                       /s/ BDO Seidman, LLP

Chicago,  Illinois
March  16,  2007

ITEM 9B.  OTHER INFORMATION
None

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Item 201(d) disclosure will be incorporated by reference in the definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III is omitted from this report because we intend to file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The  following  documents  are  filed  as  a  part  of  this  report:
-----------------------------------------------------------------------------------------------------------

                                                                                        2006 Form
                                                                                        10-K Page
                                                                                       -----------
1.                   Financial Statements:

                     Reports of Independent Registered Public Accounting Firm          F-1 to F-2

                     Consolidated Balance Sheets,
                     January 5, 2007 and January 5, 2006                               F-3 to F-4

                     For each of the three fiscal years in
                     the period ended January 5, 2007:

                     Consolidated Statements of Operations                             F-5

                     Consolidated Statements of Equity                                 F-6

                     Consolidated Statements of Cash Flows                             F-7

                     Notes to Consolidated Financial Statements                        F-8 to F-26

2                    Financial Statement Schedule
                       None

                                                                                       Filed Herewith
                                                                                       7(page #) or
                                                                                       Incorporated
3.      Exhibits                                                                       by Reference to:
        -----------                                                                    ----------------

        3(i)(a)1     Certificate of Incorporation of Pomeroy Computer                  Exhibit 3(i)(a)(1) of
                     Resources, dated February, 1992                                   Company's Form 10-Q
                                                                                       filed Aug. 11, 2000

                     Certificate of Amendment to Certificate of Incorporation,         Exhibit 3(i)(a)(2) of
        3(i)(a)2     dated July 1997                                                   Company's Form 10-Q
                                                                                       filed Aug. 11, 2000

        3(i)(a)3     Certificate of Designations of Series A  Junior                   Exhibit 3(i)(a)(3) of
                     Participating Preferred Stock of Pomeroy Computer                 Company's Form 10-Q
                     Resources, Inc. February 1998                                     filed Aug. 11, 2000

        3(i)(a)4     Certificate of Amendment to Certificate of Incorporation,         Exhibit 3(i)(a)(4) of
                     dated August 2000                                                 Company's Form 10-Q
                                                                                       filed Aug. 11, 2000

-----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------

        3(i)(a)5     Certificate of Amendment to Certificate of Incorporation          Exhibit 3(I)(a)5 of
                     for Pomeroy Computer Resources, Inc., dated June 19, 2003         Company's Form 10-Q
                                                                                       filed August 19, 2003

        (3)(i)(a)6   Certificate of Amendment to Certificate of Incorporation          Exhibit 3(I)(a)6 of
                     for Pomeroy Computer Resources Sales Company, Inc.,               Company's Form 10-Q
                     dated June 19, 2003                                               filed August 19, 2003


        3(ii)        Bylaws of the Company                                             Exhibit 3(a) of
                                                                                       Company's Form S-1 filed
                                                                                       Feb. 14, 1992

        4            Rights Agreement between the Company and The Fifth                Exhibit 4 of
                     Third Bank, as Rights Agent dated as of February 23,1998          Company's Form 8-K
                                                                                       filed February 23, 1998

        10(i)        Material Agreements

        (b)(1)       Agreement for Wholesale Financing (Security                       Exhibit 10(i)(b)(1) of
                     Agreement) between IBM Credit Corporation and                     Company's Form 10-K
                     the Company dated April 2, 1992                                   filed April 7, 1994

        (b)(2)       Addendum to Agreement for Wholesale Financing                     Exhibit 10(i)(b)(2) of
                     between IBM Credit Corporation and the Company                    Company's Form 10-K
                     dated July 7, 1993                                                filed April 7, 1994

        (e)(1)       IBM Agreement  for authorized Dealers and Industry                Company's Form S-1
                     Remarketers with the Company, dated September 3, 1991             filed Feb. 14. 1992

        (e)(2)       Schedule of Substantially                                         Exhibit 10(i)(e)(2) of
                     Identical IBM Agreements for Authorized Dealers                   Company's Form S-1
                     And Industry Remarketers                                          filed Feb. 14, 1992

-----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------

        (mm)(10)     Asset purchase agreement by, between and among                    Exhibit 10(I)(mm)(10)
                     Pomeroy Select Integration Solutions, Inc. and Verity             of Company's Form
                     Solutions, LLC and John R. Blackburn, dated August 30, 2002       10-Q filed May 20, 2002

        (mm)(11)     Covenant not to compete agreement between John R. Blackburn       Exhibit 10(I)(mm)(11) of
                     and Pomeroy Select Integration Solutions, Inc.                    the Company's Form
                                                                                       10-Q filed May 20, 2002

        (mm)(15)     The Credit Facilities Agreement dated June 28, 2004 by,           Exhibit 10(i)(mm)(i) of
                     between, and among Pomeroy IT Solutions, Inc. (formerly           the Company's Form
                     known as, Pomeroy Computer Resources, Inc.),                      10-Q filed August 16, 2004
                     Pomeroy Select Integration Solutions, Inc., Pomeroy
                     Select Advisory Services, LLC (formerly, prior to
                     conversion, Pomeroy Select Advisory Services, Inc.),
                     Pomeroy IT Solutions Sales Company, Inc. (formerly
                     known as, Pomeroy Computer Resources Sales
                     Company, Inc.), Pomeroy Computer Resources Holding
                     Company, Inc., Pomeroy Computer Resources
                     Operations, LLP, PCR Holdings, Inc. (formerly known
                     as, Technology Integration Financial Services, Inc.),
                     PCR Properties, LLC (formerly, prior to conversion,
                     PCR Properties, Inc., and prior to such conversion,
                     formerly known as, T.I.F.S. Advisory Services, Inc.),
                     TheLinc, LLC, Val Tech Computer Systems, Inc.,
                     Micrologic Business Systems of K.C., LLC, Pomeroy
                     Acquisition Sub, Inc. (collectively, and separately
                     referred to as, "Borrower"), and GE Commercial
                     Distribution Finance Corporation ("GECDF"), as
                     Administrative Agent, and GECDF and the other
                     lenders  listed on Exhibit 3 of the Agreement and the
                     signature pages hereto (and their respective
                     successors and permitted assigns), as "Lenders".

-----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------

        (nn)(1)      Stock purchase agreement by, between and among                    Exhibit (nn)(1) of the
                     James Hollander, trustee, Raymond Hays, trustee,                  Company's  Form 10-Q
                     David Yoka, trustee and Matthew Cussigh and                       filed May 20, 2003
                     Pomeroy Computer Resources, Inc.

        (nn)(2)      Asset purchase agreement by, between and among                    Exhibit (nn)(2) of the
                     Pomeroy IT Solutions, Inc., Pomeroy Select Integration            Company's Form 10-K
                     Solutions, Inc., eServe Solutions Group, LLC, Tim                 filed March 19, 2004
                     Baldwin and Pat Sherman.

        (nn)(3)      Agreement and plan of merger by and between
                     Pomeroy Acquisition Sub, Inc., a wholly owned                     Exhibit 10 (I) of the Company's
                     subsidiary of Pomeroy, and Alternative Resources                  Form 10-Q filed May 17, 2004
                     Corporation, dated May 11, 2004

        (nn)(4)      Lockup and Purchase Agreement by and between                      Exhibit 10 (ii) of the
                     Pomeroy IT Solutions, Inc., a Delaware corporation                Company's Form 10-Q
                     ("Parent"), and Wynnchurch Capital Partners, L.P.                 filed May 17, 2004
                     ("Wynnchurch US"), a Delaware limited partnership,
                     Wynnchurch Capital Partners Canada, L.P.
                     ("Wynnchurch Canada"), an Alberta, Canada limited
                     partnership and Wynnchurch Capital, Ltd., a Delaware
                     corporation (Wynnchurch US, Wynnchurch Canada and
                     Wynnchurch Capital, Ltd. are collectively
                     "Wynnchurch"), dated May 11, 2004.

        10(ii) Material ordinary course of business contracts that require filing

        (D)(1)       Lease Agreement by and between Pomeroy                            Exhibit 10(ii)(D)(1) of
                     Investments, LLC and Pomeroy Select Integration                   Form 10K Filed
                     Solutions, Inc. , dated September 12, 2005                        April 14, 2006

        (D)(2)       Aircraft Lease Agreement by and between Suntrust                  Exhibit 10(ii)(D)(2) of
                     Leasing Corporation and Pomeroy IT Solutions Sales                Form 10K Filed
                     Company, Inc and Pomeroy Select Integration                       April 14, 2006
                     Solutions, Inc., dated December 28, 2005

        (D)(3)       Third Amendment to Lease Agreement by and between                 Exhibit 10(ii)(D)(3) of
                     Pomeroy Investment, LLC and Pomeroy IT Solutions, Inc.            Form 10K Filed April 14, 2006

        (o)(1)       Consulting Agreement by and between Pomeroy IT                    Exhibit 10 (ii) (A) of
                     Solutions, Inc. and David B. Pomeroy, effective                   the Company's Form
                     January 5, 2005                                                   8-K filed February 3, 2005

        10 (iii)     Material Employee Benefit and Other Agreements

        (d)          The Company Savings 401(k) Plan,                                  Exhibit 10(iii)(d) of
                     effective July 1, 1991                                            Company's Form S-1
                                                                                       filed Feb. 14, 1992


        (f)          The Company's 2002 Amended and Restated Stock                     Exhibit B to the
                     Incentive Plan                                                    Company's Definitive Proxy
                                                                                       Statement filed May 4, 2004

-----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------

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

        (j)(8)       Amended and restated employment agreement by and                  Exhibit 10(iii)(j)(7)
                     between Pomeroy IT Solutions, Inc. fka Pomeroy                    of the Company's
                     Computer Resources, Inc. and Stephen E. Pomeroy,                  Form 10-Q filed
                     dated November 3, 2003                                            November 19, 2003

-----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------

        (j)(9)       First Amendment to Amended and restated                           Exhibit 10(iii)(J)(9)
                     employment agreement by and between Pomeroy IT                    of the Company's
                     Solutions, Inc. and Stephen E. Pomeroy, dated January 6, 2004.    Form 10-Q filed
                                                                                       May 17, 2004

        (j)(10)      Second Amendment to Amended and Restated                          Exhibit 10(iii)(A) of
                     Employment Agreement dated October, 13, 2005 by                   the Company's
                     and between the Company and Stephen E. Pomeroy.                   Form 8-K filed
                                                                                       October 13, 2005

        (j)(11)      Third Amendment to Amended and Restated                           Exhibit 10(iii)(A) of
                     Employment Agreement, effective as of October 1,                  the Company's
                     2006 between Pomeroy IT Solutions, Inc and Stephen                Form 8-K filed
                     E. Pomeroy, executed on October 13, 2006.                         October 19, 2006

        (k)          The Company's 1998 Employee Stock Purchase                        Exhibit 4.3 of
                     Plan, Effective April 1, 1999                                     Company's Form
                                                                                       S-8 filed March 23,
                                                                                       1999

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

        (o)(1)       Employment Agreement of Kevin G. Gregory                          Exhibit 10(iii)(o)(1) of
                                                                                       Company's Form 10K
                                                                                       filed April 14, 2006

        (p)(1)       Employment Agreement of Keith Blachowiak                          Exhibit 10(iii)(A) of the
                                                                                       Company's Form 8-K
                                                                                       filed February 13, 2006

        11           Computation of Per Share Earnings                                 See Note 2 of Notes to
                                                                                       Consolidated Financial
                                                                                       Statements

        14           Code of Ethics

        21           Subsidiaries of the Company

        23.1         Consent of BDO Seidman, LLP
                     Consent of Crowe Chizek and Company LLC


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

                                           Pomeroy IT Solutions, Inc.

                                           By: /s/ Kevin G. Gregory
                                       -----------------------------------------
                                           Kevin G. Gregory
                                           Senior Vice President and
                                           Chief Financial Officer

Dated: March 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature and Title                            Date
     -------------------                            ----

By: /s/ David B. Pomeroy                       March 21, 2007
-------------------------------------
    David B. Pomeroy, II Director

By: /s/ Stephen E. Pomeroy                     March 21, 2007
-------------------------------------
    Stephen E. Pomeroy, Director

By: /s/ Kevin G. Gregory                       March 21, 2007
-------------------------------------
    Kevin G. Gregory, Director

By: /s/ James H. Smith III                     March 21, 2007
-------------------------------------
    James H. Smith III, Director

By: /s/ Ronald E. Krieg                        March 21, 2007
-------------------------------------
    Ronald E. Krieg, Director

By: /s/ Debra E. Tibey                         March 21, 2007
-------------------------------------
    Debra E. Tibey, Director

By: /s/ William H. Lomicka                     March 21, 2007
-------------------------------------
    William H. Lomicka, Director

By: /s/ Kenneth R. Waters                      March 21, 2007
-------------------------------------
    Kenneth R. Waters, Director

By: /s/ Vincent D. Rinaldi                     March 21, 2007
-------------------------------------
    Vincent D. Rinaldi, Director

By: /s/ David G. Boucher                       March 21, 2007
-------------------------------------
    David G. Boucher, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board  of  Directors  and  Stockholders
Pomeroy  IT  Solutions,  Inc.
Hebron,  Kentucky

We have audited the accompanying consolidated balance sheet of Pomeroy IT Solutions, Inc. as of January 5, 2007 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended January 5, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pomeroy IT Solutions, Inc. at January 5, 2007 and the results of its operations and its cash flows for the year ended January 5, 2007, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), "Share Based Payment."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pomeroy IT Solutions, Inc. internal control over financial reporting as of January 5, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007 expressed an unqualified opinion thereon.


                                        /s/ BDO Seidman, LLP

Chicago, Illinois
March 16, 2007


                                      F. 1

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pomeroy IT Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Pomeroy IT Solutions, Inc. and subsidiaries as of January 5, 2006, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended January 5, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pomeroy IT Solutions, Inc. and subsidiaries as of January 5, 2006, and the results of their operations and their cash flows for each of the two years in the period ended January 5, 2006, in conformity with U.S. generally accepted accounting principles.

                                        Crowe Chizek and Company LLC

                                        /s/ Crowe Chizek and Company LLC

Louisville, Kentucky
April 14, 2006


                                      F. 2

                               POMEROY IT SOLUTIONS, INC.
                              CONSOLIDATED BALANCE SHEETS


(in thousands)                                                 January 5,   January 5,
                                                                  2007         2006
                                                               -----------  -----------
ASSETS

Current Assets:
Cash and cash equivalents                                      $    13,562  $     1,486
Certificates of deposit                                              1,076        3,629

  Accounts receivable:
    Trade, less allowance of $4,390 and $4,355 at January 5,
      2007 and 2006, respectively                                  136,055      130,814
    Vendor receivables, less allowance of $155 and  $100
      at January 5, 2007 and 2006, respectively                      8,095        4,952
    Net investment in leases                                         1,587        1,912
    Other                                                            1,016        2,894
                                                               -----------  -----------
        Total receivables                                          146,753      140,572
                                                               -----------  -----------

Inventories                                                         16,274       13,665
Other                                                               10,370       11,730
                                                               -----------  -----------
        Total current assets                                       188,035      171,082
                                                               -----------  -----------

  Equipment and leasehold improvements:
    Furniture, fixtures and equipment                               22,540       32,770
    Leasehold Improvements                                           8,459        6,796
                                                               -----------  -----------
        Total                                                       30,999       39,566

    Less accumulated depreciation                                   18,406       24,685
                                                               -----------  -----------
        Net equipment and leasehold improvements                    12,659       14,881
                                                               -----------  -----------

Net investment in leases, net of current portion                        42          995
Goodwill                                                            98,314      101,048
Intangible assets, net                                               2,634        3,007
Other assets                                                         3,403        4,132
                                                               -----------  -----------
        Total assets                                           $   305,021  $   295,145
                                                               ===========  ===========


                                      F. 3

                               POMEROY IT SOLUTIONS, INC.
                               CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)                          January 5,    January 5,
                                                                  2007          2006
                                                               -----------  ------------
LIABILITIES AND EQUITY

Current Liabilities:
Short-term borrowings                                          $         -  $    15,304
Accounts payable:
  Floor plan financing                                              17,226       15,451
  Trade                                                             57,149       31,187
                                                               -----------  ------------
    Total accounts payable                                          74,375       46,638
                                                               -----------  ------------

Deferred revenue                                                     2,604        3,444
Employee compensation and benefits                                   8,642        8,454
Accrued restructuring and severance charges                          1,286        2,192
Other current liabilities                                           10,590       11,028
                                                               -----------  ------------
      Total current liabilities                                     97,497       87,060
                                                               -----------  ------------

Accrued restructuring and severance charges.                         2,313        3,599

Equity:
  Preferred stock,  $.01 par value; authorized 2,000 shares,
    (no shares issued or outstanding).                                   -            -
  Common stock, $.01 par value; authorized 20,000 shares,
    ( 13,476 and 13,400 shares issued at January 5, 2007 and
    2006, respectively)                                                137          135
  Paid in capital.                                                  89,992       89,126
  Unearned compensation                                                  -       (1,198)
  Accumulated other comprehensive income                                15           24
  Retained earnings                                                126,664      125,521
                                                               -----------  ------------
                                                                   216,808      213,608
  Less treasury stock, at cost ( 1,130 and 810 shares
    at January 5, 2007 and 2006, respectively)                      11,597        9,122
                                                               -----------  ------------
      Total equity                                                 205,211      204,486
                                                               -----------  ------------
      Total liabilities and equity                             $   305,021  $   295,145
                                                               ===========  ============


                                      F. 4

                           POMEROY IT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands,except per share data)                Fiscal Years Ended
                                        ----------------------------------------
                                         January 5,    January 5,    January 5,
                                            2007          2006          2005
                                        ------------  ------------  ------------

Net product and service revenues:
  Product                               $   373,232   $   483,431   $   545,115
  Service                                   258,400       231,318       197,175
                                        ------------  ------------  ------------
    Total revenues                          631,632       714,749       742,290
                                        ------------  ------------  ------------

Cost of product and service revenues:
  Product                                   343,689       447,383       504,018
  Service                                   195,907       175,636       143,136
                                        ------------  ------------  ------------
    Total cost of revenues                  539,596       623,019       647,154
                                        ------------  ------------  ------------

    Gross profit                             92,036        91,730        95,136
                                        ------------  ------------  ------------

Operating expenses:
  Selling, general and administrative        80,973        86,010        72,346
  Depreciation and amortization               4,894         5,568         4,393
  Goodwill charge                             3,472        16,000             -
                                        ------------  ------------  ------------
    Total operating expenses                 89,339       107,578        76,739
                                        ------------  ------------  ------------

Income (loss) from operations                 2,697       (15,848)       18,397
                                        ------------  ------------  ------------

  Interest income                              (582)         (193)         (310)
  Interest expense                            1,149         1,028           561
                                        ------------  ------------  ------------
    Interest, net                               567           835           251
                                        ------------  ------------  ------------

Income (loss) before income tax               2,130       (16,683)       18,146
Income tax expense (benefit)                    987        (6,021)        7,213
                                        ------------  ------------  ------------
Net income (loss)                       $     1,143   $   (10,662)  $    10,933
                                        ============  ============  ============

Weighted average shares outstanding:
  Basic                                      12,570        12,554        12,253
                                        ============  ============  ============
  Diluted (1)                                12,659        12,554        12,442
                                        ============  ============  ============

Earnings (loss) per common share:
  Basic                                 $      0.09   $     (0.85)  $      0.89
                                        ============  ============  ============
  Diluted (1)                           $      0.09   $     (0.85)  $      0.88
                                        ============  ============  ============

(1) Dilutive loss per common share for the year ended January 5, 2006 would have been anti-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options and unearned restricted shares.

          See accompanying notes to consolidated financial statements.


                                      F. 5

                                                POMEROY IT SOLUTIONS, INC.
                                            CONSOLIDATED STATEMENTS OF EQUITY

                                                                                           Accum-
(Dollars in thousands)                                                                     ulated
                                                                                            Other
                                                                                           Compre-    Compre-
                                                                                           hensive    hensive
                              Common    Paid-in      Unearned      Retained    Treasury    Income     Income      Total
                               Stock    Capital    Compensation    Earnings     Stock      (Loss)     (Loss)     Equity
                              -------  ---------  --------------  ----------  ----------  ---------  ---------  ---------
Balances at January 6, 2004   $   130  $ 82,696   $           -   $ 125,250   $  (8,279)  $      -   $      -   $199,797
  Net income                                                         10,933                            10,933     10,933
  Cumulative translation
    adjustment                                                                                 (78)       (78)       (78)
  Treasury stock
    purchased                                                                      (467)                            (467)
  Stock options exercised
    and related tax benefit         2     2,139                                                                    2,141
  40,018 common shares
    issued for employee
    stock purchase plan                     396                                                                      396
                                                                                                     ---------
  Comprehensive income                                                                               $ 10,855
                              -------  ---------  --------------  ----------  ----------  ---------  =========  ---------
Balances at January 5, 2005       132    85,231               -     136,183      (8,746)       (78)              212,722
  Net loss                                                          (10,662)                          (10,662)   (10,662)
  Cumulative translation
    adjustment                                                                                 102        102        102
  Treasury stock purchased                                                         (376)                            (376)
  Restricted stock issued           1     1,265          (1,266)                                                       -
  Restricted stock earned                                    68                                                       68
  Stock options exercised
    and related tax benefit         2     2,461                                                                    2,463
  19,688 common shares
    issued for employee
    stock purchase plan                     169                                                                      169
                                                                                                     ---------
  Comprehensive loss                                                                                 $(10,560)
                              -------  ---------  --------------  ----------  ----------  ---------  =========  ---------
Balances at January 5, 2006       135    89,126          (1,198)    125,521      (9,122)        24               204,486
  Net income                                                          1,143                             1,143      1,143
  Cumulative translation
    adjustment                                                                                  (9)        (9)        (9)
  Treasury stock purchased                                                       (2,475)                          (2,475)
  Reclassification of
    unearned compensation                (1,198)          1,198                                                        -
  Restricted stock issued           1        (1)                                                                       -
  Stock options exercised
    and related tax benefit         1       190                                                                      191
  46,100 common shares
    issued for employee
    stock purchase plan                     304                                                                      304
  Equity compensation
    expense                               1,571                                                                    1,571
                                                                                                     ---------
  Comprehensive income                                                                               $  1,134
                              -------  ---------  --------------  ----------  ----------  ---------  =========  ---------
Balances at January 5, 2007   $   137  $ 89,992   $           -   $ 126,664   $ (11,597)  $     15              $205,211
                              =======  =========  ==============  ==========  ==========  =========             =========

          See accompanying notes to consolidated financial statements.


                                      F. 6

                                              POMEROY IT SOLUTIONS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                                 Fiscal Years Ended January 5,
                                                                          -------------------------------------------
Cash Flows from Operating Activities:                                         2007           2006           2005
                                                                          -------------  -------------  -------------
  Net income (loss)                                                       $      1,143   $    (10,662)  $     10,933
  Adjustments to reconcile net income (loss) to
    net cash flows from (used in) operating activities:
  Depreciation and amortization                                                  4,926          5,597          4,393
  Stock option, restricted stock compensation and Employee
    Purchase Plan expense                                                        1,571             68              -
  Restructuring and severance charges                                              133          2,305          2,423
  Goodwill charge                                                                3,472         16,000              -
  Provision for doubtful accounts                                                1,690          2,000              -
  Amortization of earned income                                                    (66)          (161)          (148)
  Deferred income taxes                                                            153         (4,038)         2,763
  Loss on disposal of fixed assets                                                 287             15            222
  Changes in working capital accounts,  net of effects of acquisitions:
    Accounts receivable                                                         (8,215)         9,186        (13,896)
    Inventories                                                                 (2,609)         1,882         (5,697)
    Other current assets                                                         1,818         (2,585)        (2,216)
    Net investment in leases                                                     1,417          2,949          1,657
    Floor plan financing                                                         1,775         (3,943)         2,821
    Trade payables                                                              25,962        (21,479)         7,533
    Deferred revenue                                                              (840)           (46)          (498)
    Income tax payable                                                            (148)            95            156
    Other, net                                                                  (2,368)        (1,611)        (4,665)
                                                                          -------------  -------------  -------------
  Net operating activities                                                      30,101         (4,428)         5,781
                                                                          -------------  -------------  -------------
Cash Flows from Investing Activities:
  Capital expenditures                                                          (2,261)        (3,454)        (2,350)
  Proceeds from sale of fixed assets                                                 -              6             20
  Proceeds from redemption of certificate of deposits                            2,682              -              -
  Purchases of certificate of deposits                                            (129)           (81)          (530)
  Payment for covenant not-to-compete                                             (285)             -              -
  Acquisitions of businesses                                                      (738)        (1,256)       (16,441)
                                                                          -------------  -------------  -------------
  Net investing activities                                                        (731)        (4,785)       (19,301)
                                                                          -------------  -------------  -------------
Cash Flows from Financing Activities:
  Payments of acquisition notes payable                                              -           (662)       (31,385)
  Net payments of short-term borrowings                                        (15,304)        (4,849)        20,153
  Proceeds from exercise of stock options                                          174          2,194          1,840
  Excess tax benefit related to exercise of stock options                           16              -              -
  Purchase of treasury stock                                                    (2,475)          (376)          (467)
  Proceeds from issuance of common shares for
    employee stock purchase plan                                                   304            169            396
                                                                          -------------  -------------  -------------
  Net financing activities                                                     (17,285)        (3,524)        (9,463)
                                                                          -------------  -------------  -------------
Effect of exchange rate changes on cash and cash equivalents                        (9)           102            (78)
                                                                          -------------  -------------  -------------
Increase (decrease) in cash and cash equivalents                                12,076        (12,635)       (23,061)
Cash and cash equivalents:
  Beginning of year                                                              1,486         14,121         37,182
                                                                          -------------  -------------  -------------
  End of year                                                             $     13,562   $      1,486   $     14,121
                                                                          =============  =============  =============

          See accompanying notes to consolidated financial statements.


                                      F. 7

                           POMEROY IT SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FISCAL YEARS ENDED JANUARY 5, 2007, JANUARY 5, 2006 AND JANUARY 5, 2005

1.   Company Description

     Pomeroy IT Solutions, Inc. is a Delaware corporation organized in February 1992. Pomeroy IT Solutions, Inc., collectively with its subsidiaries, ("Pomeroy" or the "Company") is a provider of enterprise-wide information technology ("IT") solutions that leverage its portfolio of professional services to create long-term relationships.

     The Company's target markets include Fortune 1000, small and medium business ("SMB") and public sector customers. These customers fall into government and education, financial services, health care and other sectors. The Company's customers are located throughout the United States with an emphasis in the Southeast and Midwest regions.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year - The Company's fiscal year is a 12 month period ending January
     5. References to fiscal 2006, 2005 and 2004 are for the fiscal years ended January 5, 2007, January 5, 2006 and January 5, 2005, respectively.

     Cash and Cash Equivalents - Cash and cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less.

     Goodwill - Goodwill is reviewed for impairment annually or more frequently if certain conditions exist. Events or changes in facts and circumstances that Pomeroy considers as impairment indicators include consistent underperformance of operating results, net book value compared to market capitalization, and significant adverse economic and industry trends. When the Company determines that one or more impairment indicators are present, Pomeroy compares its reporting unit's carrying value to its fair value. During fiscal 2005, the Company re-aligned the structure of its internal organization such that management and the board of directors now review operating results on a consolidated basis. As a result, the Company now has one reporting unit for goodwill testing. In fiscal 2004, the Company had two reporting units for goodwill testing which were a products reporting unit and a services reporting unit. The Company has adopted January 5 as the valuation date for the annual testing. An impairment loss, if required, would be reported in the Company's results of operations at the date it is determined. The Company has completed its annual goodwill impairment test for the year ended January 5, 2007. The goodwill impairment analysis indicated there was no goodwill impairment for the year ended January 5, 2007 as the fair value of the reporting unit exceeded the carrying value of the reporting unit by approximately 5%. The Company considered various factors in determining the fair value of the reporting unit including discounted cash flows from projected earnings, values for comparable companies and the market price of the Company's common stock. The Company will continue to monitor closely for any impairment indicators such as underperformance of projected earnings, net book value compared to market capitalization, declining stock price and significant adverse economic and industry trends. In the event the Company does not achieve projected results the Company could incur a goodwill impairment charge in the future.

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

     Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost. Depreciation on equipment is computed using the straight-line method over estimated useful lives ranging from three to seven years. Depreciation on leasehold improvements is computed using the straight-line method over estimated useful lives or the term of the lease, whichever is less, ranging from two to ten years. Depreciation expense associated with equipment and leasehold improvements is classified under operating expenses. Depreciation expense associated with operating leases is classified under cost of revenues. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly


                                      F. 8
     extend the lives of assets are capitalized. Expenditures related to the acquisition or development of computer software to be utilized by the Company are capitalized or expensed in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company reviews equipment and leasehold improvements for potential impairment in accordance with SFAS
     144. Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations. The Company leases various property, plant and equipment. Leased property is accounted for under Statement of Financial Accounting Standards (SFAS) 13, ''Accounting for Leases''. Operating leases and the related payments are expensed ratably over the rental period. Leases that include escalating lease payments are straight-lined over the non-cancelable base lease period in accordance with SFAS 13.

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

     Warranty Receivables - The Company performs warranty service work on behalf of the OEM on customer product. Any labor cost or replacement parts needed to repair the product is reimbursable to the Company by the OEM. It is the Company's responsibility to file and collect these claims. The Company records the vendor receivables when it has completed its obligation to perform under the specific arrangement. Any OEM reimbursement for warranty labor cost incurred is recognized as revenue when the service is provided.

     Inventories - Inventories are stated at the lower of cost or market and consists primarily of purchased equipment and service parts. Cost is determined by the average cost method. Certain overhead costs are capitalized as a component of inventory. The inventory reserve is determined by management based on the Company's aged inventory and specific identification. Periodically, management reviews inventory and adjusts the reserve based on current circumstances. The following table summarizes the activity in the inventory reserve account for fiscal years 2006, 2005 and 2004:


                                      F. 9

(in thousands)             Inventory Reserve
                          -------------------
Balance January 6, 2004   $              234
  Activity                               120
                          -------------------
Balance January 5, 2005                  354
                          -------------------
  Activity                               (33)
                          -------------------
Balance January 5, 2006                  321
  Activity                                81
                          -------------------
Balance January 5, 2007   $              402
                          ===================

     Translation of Foreign Currencies - Assets and liabilities of the Company's Canadian operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the weighted average rates of exchange prevailing during the period. The related foreign currency translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders' equity

     Revenue Recognition - In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", which superseded SAB 101, "Revenue Recognition in Financial Statements". SAB 104 updated certain interpretive guidance included in SAB 101, including the SAB 101 guidance related to multiple element revenue arrangements, to reflect the issuance by the Emerging Issues Task Force ("EITF") of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables".

     Generally, the Company, in accordance with SAB 104, recognizes revenue on the sale of products when the products are shipped, persuasive evidence of an arrangement exists, delivery has occurred, collection of the relevant receivable is probable and the sales price is fixed or determinable.

     Generally the Company, in accordance with the requirements of SAB 104, determines if revenue should be reported based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee by determining if the Company performs as an agent or broker without assuming the risks and rewards of ownership of the goods, in that case sales would be reported on a net basis.

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

     Stock-Based Compensation - Prior to January 6, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company previously adopted SFAS No. 123 for disclosure purposes and for non-employee stock options.

     The Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123R) effective January 6, 2006. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which the employee is required to provide the services. The Company has adopted SFAS 123R using the modified prospective method and, therefore, results for periods prior to January 6, 2006 have not been restated. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of January 5, 2006 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of January 5, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123,
     "Accounting for Stock-Based Compensation" ("SFAS 123") and (2) all share-based payments granted subsequent to January 5, 2006, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. As a result of adopting SFAS 123(R), the Company recognized approximately $1.5 million of additional compensation expense for the year ended January 5, 2007, which resulted in a corresponding decrease in net income and a corresponding decrease of $0.12 per share to both basic and diluted earnings per share. In addition, cash flows related to


                                      F. 10
     excess tax benefits from the exercise of options totaling $16 thousand are classified as a financing activity whereas under APB 25 such excess tax benefits would have been classified as cash flows from operations in the Company's consolidated statement of cash flows.

     The table below illustrates the effect of stock compensation expense on the periods presented as if the Company had always applied the fair value method:


(in thousands, except per
share amounts)                                           Fiscal 2005    Fiscal 2004
                                                        -------------  -------------
Net income (loss) before stock compensation expense     $    (10,662)  $     10,933
Stock compensation expense                                     2,789          2,475

                                                        -------------  -------------
Pro forma net income (loss)                             $    (13,451)  $      8,458
                                                        =============  =============

Basic earnings per common share:
  Net income (loss) before stock compensation expense   $      (0.85)  $       0.89
  Stock compensation expense                                   (0.22)         (0.20)
                                                        -------------  -------------
Pro forma net income (loss)                             $      (1.07)  $       0.69
                                                        =============  =============

Diluted earnings per common share:
  Net income (loss) before stock compensation expense   $      (0.85)  $       0.88
  Stock compensation expense                                   (0.22)         (0.20)
                                                        -------------  -------------
Pro forma net income (loss)                             $      (1.07)  $       0.68
                                                        =============  =============

     No stock-based compensation was capitalized into inventory or fixed assets. The approximate unamortized stock option compensation as of January 5, 2007, which will be recorded as expense in future periods, is $665 thousand. The weighted average time over which this expense will be recorded is approximately 22.9 months.

     The Company estimates the fair value of each option on the date of grant using the Black-Scholes option pricing model. The Company has elected the simplified method to calculate the expected life of stock awards as permitted under SFAS 123R. This method calculates an expected term based on the midpoint between the vesting date and the end of the contractual term of the stock award. The risk free interest rate is based on the yield curve for U.S. Treasury constant maturities with an equivalent remaining term approximately 3 years. The dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the options. The expected volatility in 2006 is based on the historical volatility of the Company's stock price for the expected life of the option. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                          Fiscal 2006   Fiscal 2005   Fiscal 2004
                          ------------  ------------  ------------
Expected life (years)             3.7           3.3           3.3
Risk free interest rate           4.7%          4.3%          3.3%
Volatility                         52%           49%           24%
Dividend yield                      0%            0%            0%

     Information related to all stock options for fiscal 2006 is shown in the table below:

                                  Weighted-        Weighted-Average
                              Average Exercise   Remaining Contractual
                    Shares          Price                Term
Outstanding at
January 6, 2006   2,926,503   $           13.31

Granted             321,250   $            9.00
Forfeitures        (994,072)  $           13.51
Exercised           (29,167)  $            5.98
                  ----------
Outstanding at
 January 5, 2007  2,224,514   $           12.70          2.64 years
                  ==========

Exercisable at
January 5, 2007   1,943,319   $           12.89          2.49 years
                  ==========

                                      F. 11

     Information related to unvested stock options for fiscal 2006 is shown in the table below:

                                 Weighted-Average     Weighted-Average
                                  Grant-Date Fair   Remaining Contractual
                       Shares          Value                Term
Outstanding unvested
stock options at
January 6, 2006        416,794   $            4.63

Granted                321,250   $            3.26
Vested                (353,316)  $            3.68
Forfeitures           (103,533)  $            4.54
                      ---------

Outstanding unvested
stock options at
January 5, 2007        281,195   $            4.32             3.68 years
                      =========

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

     The following is a reconciliation of the number of common shares used in the basic and diluted EPS computations:

(in thousands, except per                            Fiscal Years
                          ---------------------------------------------------------------------
share data)                       2006                   2005                    2004
                          ---------------------  ----------------------  ----------------------
                                     Per Share               Per Share               Per Share
                           Shares      Amount     Shares      Amount      Shares      Amount
                          ---------  ----------  ---------  -----------  ---------  -----------
Basic EPS                    12,570  $     0.09     12,554  $    (0.85)     12,253  $     0.89
                          ---------  ----------  ---------  -----------  ---------  -----------
Effect of dilutive stock
options and unvested
restricted shares                89           -        114           -         189       (0.01)
                          ---------  ----------  ---------  -----------  ---------  -----------
Diluted EPS                  12,659  $     0.09     12,668  $    (0.85)     12,442  $     0.88
                          =========  ==========  =========  ===========  =========  ===========

     *For fiscal 2005, no contingently issuable shares have been included as the effect of these shares are anti-dilutive.

     Use of Estimates in Financial Statements - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accounting estimates in these financial statements include allowances for trade accounts receivable and vendor accounts receivable. Pomeroy maintains allowances for doubtful accounts on both vendor and trade receivables for estimated losses resulting from the inability of its customers or vendors to make required payments. The determination of a proper allowance for vendor receivables is based on an ongoing analysis as to the recoverability of the Company's vendor receivable portfolio based primarily on account aging. The determination of a proper allowance for trade receivables is based on an ongoing analysis as to the credit quality and recoverability of the Company's trade receivable portfolio. Factors considered are


                                      F. 12
     account aging, historical bad debt experience, current economic trends and others. The analysis is performed on both vendor and trade receivable portfolios. A separate allowance account is maintained based on each analysis. Actual results could differ from those estimates.

     Contingencies and Accruals - We are subject to the possibility of various loss contingencies and accruals arising in the ordinary course of business. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

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

     Comprehensive Income (Loss) - For fiscal 2006, 2005 and 2004, the only component of comprehensive income (loss) other than net income (loss) is foreign currency translation adjustments.

     Derivative Instruments and Hedging Activities - The Company does not currently have any derivative instruments or hedging activities.

     Recent Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, "Accounting for Income Taxes" ("FASB No. 109"). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact, if any, that the adoption of FIN 48 will have on the consolidated financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying
     Misstatements in Current Year Financial Statements" ("SAB No. 108"), to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the Company to quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the Company's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 6, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No.
     108. The Company determined there was no impact on its financial statements by adopting SAB No. 108.

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


3.   Accounts Receivable
     Trade accounts receivable represent amounts billed or billable to customers. Past due receivables are determined based on contractual terms. The Company generally does not charge interest on its trade receivables. The allowance for doubtful receivables is determined by management based on the Company's historical losses, specific customer circumstances and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The following table summarizes the activity in the allowance for doubtful accounts for fiscal years 2006, 2005 and 2004:


                                      F. 13

                                    Vendor and
(in thousands)             Trade       Other
                          --------  -----------
Balance January 6, 2004   $ 2,556   $       100
  Accounts written-off     (1,826)            -
  Recoveries                  732             -
                          --------  -----------
Balance January 5, 2005     1,462           100
  Provision                 2,000             -
  Other                       833             -
  Accounts written-off       (160)
  Recoveries                  220             -
                          --------  -----------
Balance January 5, 2006     4,355           100
  Provision                 1,635            55
  Accounts written-off     (1,640)
  Recoveries                   40             -
                          --------  -----------
Balance January 5, 2007   $ 4,390   $       155
                          ========  ===========


     During fiscal 2005, the Company recorded an increase in trade receivables allowance of $2.0 million. Also, in fiscal 2005, other adjustments of $0.8 million include ARC purchase price adjustments and reclassification of balance sheet accounts and therefore did not impact 2005 results of operations.

4.   Net Investment in Leases

     The Company's net investment in leases principally includes sales-type and operating leases. Leases consist principally of notebook and desktop personal computers, communication products and high-powered servers with terms generally from one to three years. Unearned income is amortized under the effective interest method. The following table summarizes the components of the net investment in sales-type leases as of end of fiscal years 2006 and 2005:

(in thousands)                       2006     2005
                                    -------  -------
Minimum lease payments receivable   $1,169   $2,438
                                    -------  -------
Estimated residual value               489      564
Unearned income                        (29)     (95)
                                    -------  -------
Total                               $1,629   $2,907
                                    =======  =======

     The future minimum lease payments for the net investment in leases are as follows:

(in thousands)
         Fiscal Year
-----------------------------
2007                              1,130
2008                                 39
                               --------
Total minimum lease payments   $  1,169
                               ========


                                      F. 14

5.   Goodwill and Other Intangible Assets

     Intangible assets with definite lives are amortized over their estimated useful lives. The following table provides a summary of the Company's intangible assets with definite lives as of January 5, 2007 and January 5, 2006:

     Intangible  assets  consist  of  the  following:

(in thousands)                    Gross                      Net       Gross                      Net
                                Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                                 Amount    Amortization    Amount     Amount    Amortization    Amount
                                1/5/2007     1/5/2007     1/5/2007   1/5/2006     1/5/2006     1/5/2006
                                ---------  -------------  ---------  ---------  -------------  ---------
Amortized intangible assets:
  Covenants not-to-compete      $   2,309  $       1,971  $     338  $   2,024  $       1,859  $     165
  Customer lists                    2,877          1,418  $   1,459      2,877          1,061      1,816
  Other intangibles                 1,268            431  $     837      1,268            242      1,026
                                ---------  -------------  ---------  ---------  -------------  ---------
  Total amortized intangibles   $   6,454  $       3,820  $   2,634  $   6,169  $       3,162  $   3,007
                                =========  =============  =========  =========  =============  =========

     Amortized intangible assets are being amortized straight-line over periods ranging from 1 to 15 years for covenants not-to-compete and 7 years for other intangibles. Customer lists are primarily being amortized utilizing the sum-up-the-year digits method. Customer lists are being amortized from 7 to 15 years. For the year ended January 5, 2007, amortization expense related to intangible assets was $658 thousand. For the year ended January 5, 2006, amortization expense related to intangible assets was $763 thousand. For the year ended January 5, 2005, amortization expense related to intangible assets was $364 thousand.

     Projected future amortization expense related to intangible assets with definite lives are as follows:


(in thousands)
Fiscal years:

2007             617
2008             554
2009             450
2010             381
2011             270
2012+            362
            --------
Total       $  2,634
            ========

     The changes in the net carrying amount of goodwill for the years ended January 5, 2007 and 2006 are as follows:

(in thousands)                          Consolidated
                                       --------------
Net carrying amount as of 1/6/05       $     109,913
                                       --------------
Goodwill recorded during fiscal 2005           7,135
Goodwill charge                              (16,000)
                                       --------------
Net carrying amount as of 1/5/06             101,048
Goodwill recorded during fiscal 2006             738
Goodwill charge                               (3,472)
                                       --------------
Net carrying amount as of 1/5/07       $      98,314
                                       ==============

     Pursuant to the provisions of SFAS 142, the Company performs its goodwill impairment testing on an annual basis. During fiscal 2005, the Company realigned its reporting structure and for fiscal 2005 and 2006, is testing its goodwill based on one reporting unit. In prior years, the Company's goodwill impairment testing was based on two reporting units.

                                      F. 15

     Historically, the Company had performed its annual goodwill impairment test based on the year end valuation date of its fiscal year and reflects the results of that testing in its annual consolidated financial statements included in its Annual Report on Form 10-K.

     As part of its goodwill impairment testing, the Company reviews various factors, such as the market price of the Company's common stock, discounted cash flows from projected earnings and values for comparable companies to determine whether impairment exists. For the year ended January 5, 2006, the Company determined there was an impairment. The primary factor leading to the impairment is the Company's declining stock price in the fourth quarter of 2005. The second step of the goodwill impairment test was not completed prior to the issuance of the fiscal 2005 financial statements. Therefore, the Company recognized a charge of $16 million as a reasonable estimate of the impairment loss in its fiscal 2005 financial statements.

     During the third quarter of fiscal 2006, the Company completed the second step of the goodwill analysis as required under SFAS 142. The second step of the goodwill impairment test used to measure the amount of the impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. As a result, in the step two analysis, the Company allocated the fair value of the reporting unit determined in step one to all of the assets and liabilities of the Company (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. The implied value of the goodwill calculated in the step two analysis was approximately $97.5 million compared to goodwill initially carried on the balance sheet of approximately $117.0 million as of January 5, 2006, indicating a goodwill impairment of approximately $19.5 million.

     As discussed above, an initial estimated impairment of $16 million was recorded for the year ended January 5, 2006. As a result of completing the step two analysis in the third quarter of fiscal 2006, an additional impairment of approximately $3.5 million was recorded for the three and nine months ended October 5, 2006. Upon completion of the step two analysis, the amount attributable to unrecognized intangible assets such as customer lists and trade name was determined to be greater than the initial estimates, resulting in a lower implied fair value of goodwill which resulted in an adjustment of the estimated goodwill impairment charge during the third quarter of fiscal 2006. In fiscal 2006, the Company recognized a charge of $3.5 million, as an adjustment to the estimated impairment loss based on the completion of the measurement of the impairment loss.

     The Company has completed its annual goodwill impairment test for the year ended January 5, 2007. The goodwill impairment analysis indicated there was no goodwill impairment for the year ended January 5, 2007 as the fair value of the reporting unit exceeded the carrying value of the reporting unit by approximately 5%. The Company considered various factors in determining the fair value of the reporting unit including discounted cash flows from projected earnings, values for comparable companies and the market price of the Company's common stock. The Company will continue to monitor closely for any impairment indicators such as underperformance of projected earnings, net book value compared to market capitalization, declining stock price and significant adverse economic and industry trends. In the event the Company does not achieve projected results, the Company could incur a goodwill impairment charge in the future.

     During fiscal 2006, the Company recorded $0.7 million of goodwill associated primarily with earn-out payments made in conjunction with prior acquisitions.

     During fiscal 2005, the Company recorded $7.1 million of goodwill of which $6.7 million was associated with purchase price adjustments related to the acquired assets and liabilities of Alternative Resources Corporation ("ARC") and the remaining amount was related to earn-out payments made in conjunction with prior acquisitions. The earn-out payments are based on predetermined financial performance benchmarks and are for terms of one to two additional years.


6.   Borrowing Arrangements

     A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At January 5, 2007, these lines of credit totaled $78.5 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $3.5 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

                                      F. 16

     The Company has a $165 million Syndicated Credit Facility Agreement with GECDF. The credit facility has a three-year term and its components include a maximum of $75 million for inventory financing and a revolving line of credit, collateralized primarily by accounts receivable, of up to $110 million; provided that the total amount outstanding at any time under the inventory financing facility and the revolving line of credit may not exceed $165 million. Under the agreement, the credit facility provides a letter of credit facility of $5 million. Under the credit facility, the interest rate is based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. As of January 5, 2007 the adjusted LIBOR rate was 7.57%. This credit facility expires June 28, 2007.

     At January 5, 2007 the Company did not have a balance outstanding under the credit facility and the amount available was $56.5 million. At January 5, 2006, the Company had a balance outstanding under the credit facility of $15.3 million. The weighted average interest rate on the bank revolving credit agreements was 5.46% and 7.31% in fiscal 2005 and 2006, respectively. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants. As of January 5, 2007 Pomeroy was in compliance with those financial covenants.

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

     At January 5, 2007 and 2006 the Company had several outstanding letters of credit issued to worker's compensation insurance providers totaling $1.4 million and $1.1 million, respectively, that have various expiration dates through December 2007. The outstanding letters of credit reduce the amount available under the credit facility.

     During 2006 and 2005, the Company did not pay any cash dividends. Pomeroy has no plans to pay cash dividends in the foreseeable future and the payment of such dividends are restricted under Pomeroy's current credit facility. Under such credit facility, cash dividends and stock redemptions are limited to $5 million annually.


7.   Restructuring and Severance Charges

     During fiscal 2006 and fiscal 2005, the Company recorded severance charges totaling $0.1 million and $0.9 million, respectively, resulting primarily from a re-alignment of the structure of the Company's organization. Severance payments will continue to be made through January 2007. Additionally, during fiscal 2005, the Company recorded restructuring charges aggregating $1.4 million due to unrecoverable assets related to the Company's former wholly-owned subsidiary, Technology Integration Financial Services, Inc. ("TIFS"). Substantially all of the assets of TIFS were sold in fiscal 2002.

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

     The Company also recorded during fiscal 2004 a charge for severance in the amount of $1.4 million related to the resignation of David B. Pomeroy II as CEO of the Company. Mr. Pomeroy will continue to serve as Chairman of the Board of the Company. Mr. Pomeroy will continue to receive severance payments thru January 2009.

     The Company records restructuring and severance charges in selling, general and administrative expense line item on the Consolidated Statement of Operations.

     As of January 5, 2007, the restructuring and severance charge accrual, consisted of the following:


                                      F. 17

(in thousands)                                        Facility          Lease
                                      Severance    Consolidations    Investments    Total
                                     ------------------------------------------------------
Accrual balance at January 6, 2004   $        -   $             -   $          -   $     -
Charges accrued                           1,847               576              -     2,423
Cash payments and write-offs               (440)             (200)             -      (640)
                                     ------------------------------------------------------
Accrual balance at January 5, 2005        1,407               376              -     1,783
Charges accrued                             880                 -          1,425     2,305
Cash payments and write-offs             (1,411)             (251)        (1,425)   (3,087)
                                     ------------------------------------------------------
Accrual balance at January 5, 2006          876               125              -     1,001
Charges accrued                             133                 -                      133
Cash payments and write offs               (849)             (125)                    (974)
                                     ------------------------------------------------------
Accrual balance at January 5, 2007   $      160   $             -   $          -   $   160
                                     ======================================================

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

                                                        Facility
(in thousands)                          Severance    consolidations    Total
Total initial liability                $    2,682   $         3,715   $ 6,397
Cash payments                                (760)             (260)   (1,020)
                                       ---------------------------------------
Liability balance at January 5, 2005        1,922             3,455     5,377
Cash payments                              (1,922)             (899)   (2,821)
Adjustments of initial liability                -             2,165     2,165
                                       ---------------------------------------
Liability balance at January 5, 2006            -             4,721     4,721
Cash payments                                                (1,296)   (1,296)
                                       ---------------------------------------
Liability balance at January 5, 2007   $        -   $         3,425   $ 3,425
                                       =======================================

     Additionally, as part of the acquisition of ARC, the Company acquired the remaining obligations of ARC's existing restructuring plan, which was initially recorded by ARC in fiscal 2002 and 2003. The total obligations assumed in connection with this restructuring plan was approximately $2.1 million at July 23, 2004.

     As of January 5, 2007 and 2006, the balance of the ARC fiscal 2002 and 2003 accrued restructuring costs recorded consisted of the following:


                                      F. 18

                                                      Facility        Other
(in thousands)                         Severance    consolidations    charges    Total
Total liability as of July 23, 2004  $      647   $           756   $    696   $ 2,099
Cash payments                              (594)             (424)      (656)   (1,674)
                                     --------------------------------------------------
Balance at January 5, 2005                   53               332         40       425
Adjustment of initial liability               -               100          -       100
Cash payments                               (53)             (388)       (15)     (456)
                                     --------------------------------------------------
Balance at January 5, 2006                    -                44         25        69
Cash payments                                 -               (44)       (11)      (55)
                                     --------------------------------------------------
Balance at January 5, 2007           $        -   $             -   $     14   $    14
                                     ==================================================

8.   Income Taxes

     The  provision  (benefit)  for  income  taxes  consists  of  the following:


(in thousands)                   Fiscal Years
                            -----------------------
                            2006     2005     2004
                            -----  --------  ------
Current:
  Federal                   $ 709  $  (865)  $3,072
  State                       125      (15)   1,378
                            -----  --------  ------
    Total current             834     (880)   4,450
                            -----  --------  ------

Deferred:
  Federal                     130   (4,458)   2,440
  State                        23     (683)     323
                            -----  --------  ------
    Total deferred            153   (5,141)   2,763
                            -----  --------  ------
Total income tax provision  $ 987  $(6,021)  $7,213
                            =====  ========  ======

     The approximate tax effect of the temporary differences giving rise to the Company's deferred income tax assets (liabilities) are:


                                      F. 19

(in thousands)                                Fiscal Years
                                        ------------------------
                                           2006         2005
                                        -----------  -----------
Deferred Tax Assets:
  Receivables allowances                $    1,750   $    1,727
  Deferred compensation                         97          151
  Non-compete agreements                       483          508
  Restructuring charges                      1,385        1,845
  State net operating losses                   591          543
  Federal net operating losses               4,802        4,802
  Other                                      1,514        1,439
                                        -----------  -----------
    Total deferred tax assets               10,622       11,015
                                        -----------  -----------

Deferred Tax Liabilities:
  Depreciation                              (3,321)      (2,692)
  Intangibles                               (1,127)      (1,467)
  Leases                                      (812)        (975)
  Other                                       (553)        (919)
                                        -----------  -----------
    Total deferred tax liabilities          (5,813)      (6,053)
                                        -----------  -----------
Net deferred tax assets ( liabilities)  $    4,809   $    4,962
                                        ===========  ===========


     As of January 5, 2007, the Company's net current deferred tax assets of $2,878 are included in other current assets and the net noncurrent deferred tax assets of $1,931 are included in other assets on the balance sheet. As of January 5, 2006, the Company's net current deferred tax assets of $2,420 are included in other current assets and the net noncurrent deferred tax assets of $2,542 are included in other assets on the balance sheet.

     The Company recorded $9,357 of net deferred tax assets, primarily related to the tax effect of federal and state net operating loss carryforwards and restructuring charges, in connection with the acquisition of ARC in July 2004. The Company's ability to use the federal and state net operating loss carryforwards of ARC to reduce its future taxable income is subject to limitations under Section 382 of the Internal Revenue Code associated with acquired federal and state net operating loss carryforwards. The federal net operating loss carryforwards of ARC aggregate $13,721 as of January 5, 2007 of which $1,702 will expire in 2020, $8,010 in 2023 and $4,009 in
     2024. The Company currently believes it will fully utilize ARC's acquired net operating loss carryforwards and, accordingly, no valuation allowance has been provided as of January 5, 2007. In addition, the recorded amounts of acquired deferred tax assets and liabilities were adjusted during fiscal 2005 upon completion of ARC's final income tax returns for the period prior to its acquisition by the Company.

     The Company's effective income tax rate differs from the federal statutory rate as follows:


                                                               Fiscal Years
                                                       ----------------------------
                                                         2006      2005      2004
                                                       --------  --------  --------
Tax (benefit) at federal statutory rate                  34.0 %   (35.0)%    35.0 %
                                                       --------  --------  --------
State taxes, net of federal effect                         4.9%    (2.7)%     6.1 %
Permanent tax differences and other (primarily meals
    & entertainment)                                      7.4 %     1.6 %    (1.4)%
                                                       --------  --------  --------
    Effective tax rate                                   46.3 %   (36.1)%    39.7 %
                                                       ========  ========  ========

9.   Operating Leases and Commitments

     Operating Leases- The Company leases office and warehouse space, vehicles, and certain office equipment from various lessors including a related party. See Note 13 of Notes to Consolidated Financial Statements for information regarding related parties. Lease terms vary in duration and include various option periods. The leases include certain provisions for rent escalation, renewals and purchase options, and the Company is generally responsible for taxes, insurance, repairs and maintenance. In December 2005, the Company's lease for an airplane expired and a new lease agreement was signed for a replacement airplane. This lease is treated as an operating lease for financial reporting purposes. The lease provides for monthly rental payments of $125 thousand over the three-year term of the initial lease


                                      F. 20
     with four one-year renewal periods thereafter. The Company also provides a residual value guarantee. We have determined that we are not required to consolidate the lessor, the leased aircraft or the related debt in accordance with FASB Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities."

     Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year as of January 5, 2007, including the lease with the related party, are as follows:

(in thousands)
          Fiscal Year
-----------------------------
2007                           $ 4,052
2008                             3,465
2009                             1,649
2010                             1,661
2011                             1,582
Thereafter                       5,464
                               -------
Total minimum lease payments   $17,873
                               =======

     Rental expense was $3.6 million, $3.4 million and $3.4 million for 2006, 2005 and 2004, respectively.

     Employment Agreements-The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.


10.  Employee Benefit Plans

     The Company has a savings plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company makes contributions to the plan based on a participant's annual pay. Contributions made by the Company for fiscal 2006, 2005 and 2004 were approximately $188 thousand, $276 thousand and $236 thousand, respectively.

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

     During fiscal 2006, the Company recognized approximately $70 thousand in expense related to the stock purchase plan due to it being compensatory under FAS 123R.


11.  Concentrations

     During  fiscal  2006, 2005, and 2004 approximately 38.5%, 27.7%, and 23.4%, respectively, of the Company's total net product and service revenues were derived from its top ten customers.

     During fiscal 2006, one customer, IBM Corporation, accounted for more than 10% of the Company's total net product and service revenues with approximately $74.5 million in revenues. The revenues generated from IBM Corporation are primarily resulting from services provided. However in fiscal 2005 and 2004 no customer accounted for more than 10% of the Company's total net product and service revenues. The loss of one or more significant customers could have a material adverse impact on the Company's operating results.

     We  maintain  cash  balances  which  at  times  exceed  FDIC  limits.


                                      F. 21

12.  Acquisitions

     During fiscal 2006 and fiscal 2005, the Company did not make any acquisitions. During fiscal 2004, the Company completed one acquisition. The Company and Pomeroy Acquisition Sub, Inc. ("PAS"), a wholly owned subsidiary of the Company, completed a merger with Alternative Resources Corporation ("ARC"). On May 11, 2004, the parties entered into a definitive merger agreement for PAS to acquire all of the issued and outstanding shares of capital stock of ARC. The merger was approved by ARC shareholders at a meeting held on July 22, 2004. As a result of the merger, ARC is now a wholly-owned subsidiary of the Company. The cash consideration paid at closing, including the cost of all stock, stock options and warrants purchased and the amount of ARC net debt retired, was approximately $46.1 million, which was funded from cash on hand and borrowings from the Company's existing line of credit.

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
                                        =======

     Additionally, during fiscal 2005, the Company recorded an additional purchase price adjustment of $6.7 million, related to additional pre-acquisition liabilities.

     The results of operations of ARC are included in the Company's fiscal 2004 consolidated financial statements from the date of acquisition. If the fiscal 2004 acquisition of ARC described below had occurred on January 6, 2004, the unaudited pro forma results of operations of the Company would have been as follows:


(in thousands, except per share data)      For the year ended
                                            January 5, 2005
                                    ------------------------------
                                        Actual        Pro forma
                                    ------------------------------
Net product and service revenues    $      742,290  $      807,345
Income from operations                      18,397          16,233
Net income                                  10,933           9,501
Earnings per common share, diluted            0.88            0.76

13.  Related Party Transactions

     Leases- Pomeroy's principal executive offices, distribution facility, national training center, and national service operations center comprised of approximately 36,000, 161,000, 22,000, and 69,000 square feet of space, respectively, are located in Hebron, Kentucky. These facilities are leased from Pomeroy Investments, LLC ("Pomeroy Investments"), a Kentucky limited liability company controlled by David B. Pomeroy, II, Chairman of the Board, under a ten-year triple-net lease agreement, which expires in July 2015. The lease agreement provides for 2 five-year renewal options. Base rental for fiscal 2006, 2005 and 2004 was approximately $1.4 million, $1.2 million and $1.2 million, respectively. The annual rental for these properties was determined on the basis of a fair market value rental opinion provided by an independent real estate company, which was updated in 2005. In addition, the Company pays for the business use of other real estate that is owned by the former Chief Executive Officer of the Company. During fiscal year 2006 and 2005, the Company paid $25 thousand and during fiscal years 2004, the Company paid $95 thousand in connection with this real estate. The lessor of the headquarters, distribution facility and national training center does not meet the conditions to be considered a variable interest entity in accordance with FIN 46.


                                      F. 22

     Investment in Lease Residuals - During fiscal 2006, 2005, and 2004, the Company sold equipment and related support services to National City Commercial Capital Corporation (formerly ILC), for lease to National City's customers, in amounts of $17.7 million, $22.3 million and $22.5 million, respectively. Also, during fiscal 2002, the Company signed an exclusive seven-year vendor agreement whereby the Company is appointed as an agent for remarketing and reselling of the leased equipment sold. 33The Company will be paid a commission on future lease transactions referred to and accepted by National City and will act as the remarketing and reselling agent for such future leased equipment. A director of the Company is CEO of National City Commercial Capital Corporation (formerly ILC).

     Employee Receivables - As of January 5, 2007 and 2006, employee receivables included in other accounts receivable amounted to net of $210 thousand and $766 thousand, respectively.


14.  Supplemental Cash Flow Disclosures

     Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)                              Fiscal Years
                                   -------------------------------
                                     2006       2005       2004
                                   ---------  ---------  ---------
Interest paid                      $   1,149  $   1,042  $     558
                                   =========  =========  =========
Income taxes paid                  $      33  $   1,340  $   5,116
                                   =========  =========  =========
Adjustment to purchase price
  of acquired assets and goodwill  $       -  $   5,879  $     171
                                   =========  =========  =========


15.  Treasury Stock

     On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares, at an aggregate price of no more than $5.0 million. The Company intends to effect such repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the repurchase program out of working capital. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months. During fiscal 2006, the Company purchased 320,415 shares at an average price per share of $7.67 at a total cost of $2.5 million.

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

     During fiscal 2006, the Company awarded 60,258 shares of restricted common stock, which vest over a 4-year period. Restricted stock awards are valued at the closing market value of the Company's common stock on the date of the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants Total compensation expense recognized in fiscal 2006 for vested shares was $276 thousand. During fiscal 2005, the Company awarded 123,261 shares of restricted common stock, which vest over a 4-year period. Total compensation expense recognized in fiscal 2005 for vested shares was


                                      F. 23

     $68 thousand. As of January 5, 2007, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $1.4 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years. In fiscal 2005, the unvested portion of this restricted stock award is presented as unearned compensation in the consolidated financial statements.

                                                              Weighted Average
                                                     Shares    Exercise price
                                                     -------  -----------------
Restricted common stock outstanding January 6, 2005        -                  -
  Granted                                            123,261  $           10.27
  Exercised                                                -                  -
  Forfeitures                                              -                  -
                                                     -------
Restricted common stock outstanding January 5, 2006  123,261              10.27
  Granted                                             60,258               7.81
  Exercised                                                -                  -
  Forfeitures                                              -                  -
                                                     -------
Restricted common stock outstanding January 5, 2007  183,519  $            9.46
                                                     =======

     On March 27, 2002, the Company adopted the 2002 Outside Directors' Stock Option Plan and it was approved by the shareholders on June 13, 2002. The plan was amended on March 11, 2004 and approved by the Company's shareholders on June 10, 2004. The Company's 2002 Outside Directors' Stock Option Plan, as amended, provides outside directors of the Company with options to purchase common stock of the Company at an exercise price equal to the market value of the shares at the date of grant. The maximum aggregate number of shares which may be optioned and sold under the plan is 281,356. The plan will terminate on March 26, 2012. Pursuant to the plan, an option to purchase 10,000 shares of common stock will automatically be granted on the first day of the initial term of a director. An additional 10,000 shares of common stock will automatically be granted to an eligible director upon the first day of each consecutive year of service on the board. Options are fully vested as of the date of grant and must be exercised within two years of the date of grant, subject to earlier termination in the event of termination of the director's service on the Board. The plan was amended again on April 11, 2006, the Board of Directors approved certain amendments to the Directors' Plan, subject to stockholder approval. The primary purposes of the amendments was to (1) add restricted stock as a type of award that may be granted under the Directors' Plan and provide that the restriction period for restricted stock awards shall be not less than 4 years, (2) provide that the annual award of common stock to a Director will be a restricted stock grant (unless the Board determines otherwise) but that the number of shares subject to the annual award is decreased from 10,000 shares to 3,300 shares, and (3) decrease the total number of shares reserved under the Directors Plan by 28,856 shares which was approved by the shareholders on June 20, 2006. During fiscal 2006, the Company awarded 19,800 shares under this plan.

     The following summarizes the stock option transactions under the plans for the three fiscal years ended January 5, 2007:


                                                 Weighted Average
                                       Shares     Exercise price
                                     ----------  -----------------
Options outstanding January 6, 2004  2,067,518               13.41
  Granted                            1,173,250               13.32
  Exercised                           (185,765)               9.91
  Forfeitures                         (321,084)              15.62
                                     ----------
Options outstanding January 5, 2005  2,733,919               13.34
  Granted                            1,012,500               13.04
  Exercised                           (192,763)              11.38
  Forfeitures                         (627,153)              13.73
                                     ----------
Options outstanding January 5, 2006  2,926,503               13.31
  Granted                              321,250                9.00
  Exercised                            (29,167)               5.98
  Forfeitures                         (994,072)              13.51
                                     ----------
Options outstanding January 5, 2007  2,224,514   $           12.70
                                     ==========


                                      F. 24

     The following summarizes options outstanding and exercisable at January 5, 2007:


                              Options Outstanding                      Options Exercisable
                  ----------------------------------------------  ----------------------------
                  Number       Weighted Avg.                      Number
Range of          Outstanding  Remaining         Weighted Avg.    Exercisable  Weighted Avg.
Exercise Prices   at 1/5/07    Contractual Life  Exercise Price   at 1/5/07    Exercise Price
----------------  -----------  ----------------  ---------------  -----------  ---------------
5.66 to $8.48        222,023              3.46  $          7.91      173,091  $          7.98
8.49 to $11.30       459,379              2.95  $          9.88      355,316  $          9.94
11.31 to $14.13      639,569              2.14  $         13.05      587,819  $         13.07
14.14 to $16.95      816,943              2.87  $         14.79      740,593  $         14.75
16.96 to $19.78       86,600              0.48  $         17.64       86,500  $         17.64
                  -----------                                     -----------
                   2,224,514                                       1,943,319
                  ===========                                     ===========

     The aggregate intrinsic value is defined as the difference between the market value of the Company's stock as of the end of the period and the exercise price of the stock options. This value for stock options outstanding and exercisable as of January 5, 2007 was $10.3 million and $9.4 million, respectively. The total intrinsic value of stock options exercised during the year ended 2006 was $60.4 thousand. As a result of the stock options exercised, the Company recorded common stock and additional paid-in-capital of $190 thousand, which includes $16 thousand of tax benefits recognized. During years ended January 5, 2007, 2006 and 2005, cash received from stock options exercised was $0.2 million, $2.2 million and $1.8 million, respectively.

     During fiscal 2006, the Company recorded compensation expense, net of an estimated forfeiture rate of 18.5%, related to stock options (vested portion) of $1.25 million.

     The weighted average fair value at date of grant for options granted during fiscal 2006, 2005 and 2004 was $3.26, $5.17 and $3.48, respectively.

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

     During fiscal 2005, the Company realigned its management and reporting responsibilities into functional lines: Sales, Service Operations, Finance and Administrative. Management and the board of directors now review operating results on a consolidated basis. As a result the Company determined it had one operating segment and the Company now reports one reportable segment.


                                      F. 25