Form 10-K/A
period 2007-01-05
POMEROY IT SOLUTIONS INC
filed 2007-05-09
CIK 883979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (First Amendment)

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 5, 2007

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

                         Commission file number 0-20022

                           POMEROY IT SOLUTIONS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                             31-1227808
--------                                             ----------
(State or other jurisdiction                         I.R.S. Employer
of incorporation or organization)                    Identification No.)

1020 Petersburg Road, Hebron, Kentucky               41048
--------------------------------------               -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (859) 586-0600
                                                     --------------


Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
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

The number of shares of common stock outstanding as of April 5, 2007 was 12,327,503.

                                Table of Contents
                                -----------------

Part III                                                                  Page
Item 10.  Directors and Executive Officers of the Registrant                 3

Item 11.  Executive Compensation                                             7

Item 12.  Security Ownership of Certain Beneficial Owners and Management    21

Item 13.  Certain Relationships and Relative Transactions                   24

Item 14.  Principal Accountant Fees and Services                            25

Part IV

Item 15.  Exhibits

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") amends our Annual Report on Form 10-K for the year ended January 5, 2007, originally filed March 21, 2007 ("Original Annual Report"). We are filing this Form 10-K/A to include responses to certain items required by Part III of Form 10-K that we originally expected to incorporate by reference to our definitive proxy statement to be delivered to stockholders in connection with our 2007 Annual Meeting of Stockholders. However, we now do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended January 5, 2007. Except as set forth in this Form 10-K/A, no changes have been made to the original Annal Report, this Form 10-K/A does not amend, update or change any other items or disclosures in the original Annual Report, and does not reflect events that have occured after the filing of the original Annual Report.

                                 PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------     --------------------------------------------------

                        DIRECTORS AND EXECUTIVE OFFICERS

Information concerning the name, age and background of the Company's directors and executive officers is set forth below. Ages are stated as of March 30, 2007. Each of the directors named below was elected a director at the Company's 2006 Annual Stockholders' Meeting.

                 Name, Age, Principal Occupation for Last Five                      Year First Elected As A
                Years; and Directorships in Public Corporations                             Director
----------------------------------------------------------------------------------  -----------------------
David  B.  Pomeroy,  II, 57, has served as Chairman of the Board since 1992, and              1992
was  Chief  Executive  Officer  of  the Company from 1992 through June 2004. Mr.
David  B.  Pomeroy,  II  was a founder of the first of the Company's predecessor businesses  (the  "Pomeroy  Companies")  in  1981.  Mr.  David  B.  Pomeroy,  II
controlled  the  Pomeroy  Companies  until  their  reorganization  into  Pomeroy
Computer  Resources  in 1992 Mr. David B. Pomeroy, II served as President of the
Company  from  1992  through  January  2001.

Stephen E. Pomeroy, 38, has been a Director of the Company since February, 1998.              1998
Mr.  Stephen  Pomeroy  has  been  President  and  Chief Executive Officer of the
Company  since June 2004. From May 1997 to January 2001, Mr. Stephen Pomeroy was
the  Chief  Financial  Officer  of  the  Company.  In December 1998, Mr. Stephen
Pomeroy  was  named  President  and  Chief  Executive  Officer of Pomeroy Select
Integration  Solutions,  Inc.  (a  wholly  owned subsidiary of the Company). Mr.
Stephen  Pomeroy  was  the Vice President of Marketing and Corporate Development
from  September  1996  to  May  1997.

Kevin  G.  Gregory,  44, has been a Director of the Company since January, 2006.              2006
Mr.  Gregory  was  named  Senior  Vice  President  and  Chief Financial Officer,
Secretary  and  Treasurer  in  January  2006.  Prior to joining the Company, Mr.
Gregory  was  Senior  Vice  President  and  Chief Financial Officer for ProQuest
Company. He joined ProQuest in 1996. Prior to that time, he spent eight years in public  accounting. Mr. Gregory holds a bachelor's degree in Accounting from the
University  of  Notre Dame and is a CPA. He holds both a law degree and a master of  law  in  taxation  from  the  DePaul  University  College  of  Law.


William  H.  Lomicka, 70, has been a Director of the Company since January 1999.              1999
Mr.  Lomicka  is Chairman of Coulter Ridge Capital, a private investment firm, a position  he has held since 1999. Mr. Lomicka is currently a director of Counsel
Corporation, a publicly traded investment company. Between 1989 and 1999, he was
President  of Mayfair Capital, Inc., a private investment firm. Mr. Lomicka is a graduate of the College of Wooster in Wooster, Ohio and has a Master of Business
Administration degree from the Wharton School of the University of Pennsylvania.

Vincent  D. Rinaldi, 58, has been a Director of the Company since June 1999. Mr.              1999
Rinaldi  is  President  and  Chief Executive Officer of National City Commercial
Capital  Corporation  (formerly,  Information  Leasing  Corporation ("ILC")) and
Procurement Alternatives Corporation ("PAC"), both wholly- owned subsidiaries of
National  City  Corporation, a financial holding company. The combined companies finance  and manage equipment for a wide range of companies. Mr. Rinaldi was the founder of ILC in 1984 prior to its acquisition by Provident (now National City)
in  1996.

Debra  E.  Tibey,  48,  has  been a Director of the Company since June 2002. Ms.              2002
Tibey  is  currently a consultant in the IT Industry and a principle of Zoey LP, an  educational  publishing company that markets to the healthcare industry. Ms.
Tibey  has been in the IT Industry for over 24 years and has held various senior management  positions in sales and marketing. From 1988 through 2000, she worked for  Ingram  Micro,  the  world's largest distributor of technology products and services.  During  her  12  year  tenure with Ingram Micro she served in various leadership  roles ultimately serving as Senior Vice President of Sales. She also serves  on  the  board  of  directors of Interlink Networks, a security software company. She also sits on the advisory board for Soft Search, a private company.

Kenneth  R.  Waters,  56,  has  been  a  Director since June 2004. Mr. Waters is              2004
currently  President  of  KRW  LLC,  a  private  consulting  company,  and Chief
Executive  Officer of E-Seek Inc., a private ID hardware company. Mr. Waters was previously  a  director  of  the Company from April 1997 until January 1999, and from  June  2001  until  January 2003. He served as a director of Pomeroy Select
Integration  Solutions,  Inc.,  a  wholly  owned subsidiary of the Company, from
December 1998 through March 2001. Mr. Waters has worked in the computer industry since  1978.  Mr.  Waters  was an executive with ComputerLand from 1978 to 1988,
Chief  Executive Officer of Power Up Software from 1992 to 1993 and President of
MicroAge  from  1993 to 1995. Most recently, he has been an industry consultant, serving  as  such  for  the  Company  from  January  1997  through  March  2001.

David  G.  Boucher,  63, has been a Director of the Company since June 2005. Mr.              2005
Boucher  is  currently  Chairman  and  Chief  Executive  Officer of Dave Boucher
Enterprises,  a  consultant  in  distribution channels marketing. Mr. Boucher is also  the  Non-Executive  Chairman  of Verity Professionals


Inc. In addition, he sits on the boards of directors of Market Velocity Inc., Advisors for Knowlagent and Telephonetics Inc. He also serves on the Advisory
Board of Clearpath Networks Inc. In May 2000, Mr. Boucher, retired after thirty years with IBM Corporation where he held numerous executive positions in the IBM
Personal  Systems  Group.

Ronald E. Krieg, 64, has been a Director of the Company since December 2005. Mr.              2005
Krieg is a Certified Public Accountant and has been an audit partner of Jackson,
Rolfes,  Spurgeon & Co. since August 1, 2004. Prior to August 1, 2004, Mr. Krieg was  with Grant Thornton LLP since 1965, other than for two years when he served in  the United States Marine Corps. He became a partner in Grant Thornton LLP in
1978.  Mr.  Krieg  has  40  years  in  the  practice of public accounting with a national  firm,  and  has considerable experience in the areas of Sarbanes-Oxley and  internal  auditing. He is a past president of the Cincinnati Chapter of the
Institute of Internal Auditors and has served on its Board of Governors for over
30  years.  Mr.  Krieg also serves as a member of the Board of Directors of CECO
Environmental  Corp.,  a  publicly  traded  company,  and  serves  on  its Audit
Committee.

James  H.  Smith,  III, 55, has been a Director of the Company since April 1992.              1992
Mr.  Smith is a shareholder in the law firm of Lindhorst & Dreidame Co., L.P.A.,
Cincinnati,  Ohio,  where  he has practiced law since 1979. Lindhorst & Dreidame acts  as  outside  general  counsel  to  the  Company.

John  E. McKenzie, 45, has been Senior Vice President of Sales & Marketing since
2005.  He  joined Pomeroy in August of 1990. In January 2006, he was promoted to
Senior  Vice  President of Sales & Marketing. Previously, Mr. McKenzie served as
Senior Vice President of Sales for Enterprise Accounts, Vice President of Sales for Lifecycle Services, and Regional Vice President of Sales for the Company's
Midwest  Region.  From  1997  to  2002,  he  served  as  General Manager for the
Cincinnati branch office. From 1990 to 1997, Mr. McKenzie served the company in several capacities, including a five year term as Senior Account Manager.

Hope  Griffith, 49, has been Senior Vice President of Service since August 2005.
She is responsible for the executive management and oversight of Pomeroy's service delivery and operational excellence initiatives. A senior strategist and tactical operations leader with over 20 years of IT experience, she leads the development and management of IT strategies and business plans for Pomeroy's professional and outsourcing services to deliver world class IT solutions. Ms.
Griffith has held management and executive positions in sales, marketing, and service delivery for CompuCom, InaCom, Vanstar, and BellSouth Corporation.

Keith  M.  Blachowiak,  43,  has  been  Senior  Vice  President  of  Information
Technology & Chief Information Officer since March 2006. He directs the management, operation and development of all information technology (IT) systems within Pomeroy. Prior to joining Pomeroy, Mr. Blachowiak was the Vice President of IT Shared Services for ACS, a provider of IT and business process outsourcing. He also served at Ingram Micro for 15 years in various positions including Corporate Vice President of IT Strategy and Operations and Corporate
Vice  President  of  Global  Application  Development  and  Technology.

Mr. Rick Windon, 48, joined the Company in August 2006 as Vice President,
Strategic Sales.  Effective May 3, 2007, he will become Vice President of Sales-
Outsourcing. Mr. Windon has over 20 years of experience in operations, complex solution design, and business development across an extensive industry spectrum.


Prior to joining Pomeroy, Mr. Windon worked for Keane, a leading business process and IT services firm, for nine years and was the Mid-Atlantic Managing Director.

Stephen E. Pomeroy is the son of David B. Pomeroy, II. There are no other family relationships among the Company's directors and executive officers.

There were six (6) meetings of the Board of Directors in 2006. Each member of the Board of Directors attended at least seventy-five percent (75%) of (1) the aggregate of the total number of meetings of the Board, and (2) the total number of meetings held by committees on which he or she served. In addition, there were three (3) meetings of the independent directors meeting by themselves during 2006.

PROCEDURES FOR RECOMMENDING NOMINEES TO BOARD OF DIRECTORS

There have been no material changes to the procedures by which stockholders of the Company may recommend nominees to the Company's Board of Directors.

CODE OF ETHICS

The Company has adopted a written Code of Ethics ("Code") that applies to our Directors, officers, and employees of the Company and its subsidiaries including the Company's Chief Executive Officer and Chief Financial Officer. The Code is available under the corporate governance section of the Company's website (www.pomeroy.com). The Company will post amendments to or waivers from its Code at the same location on its website. Additionally, the Company has incorporated ethical and conduct standards into its policies and agreements with employees.

                      COMMITTEES OF THE BOARD OF DIRECTORS

                                 AUDIT COMMITTEE

The  Company  has  a  standing  Audit  Committee  established in accordance with
Section 3(a)(58)(A) of the Exchange Act which oversees the accounting and financial reporting processes of the Company and audits of the financial statements of the Company. The Audit Committee operates under a written charter adopted by the Board of Directors. The Company's Audit Committee is currently composed of three independent directors (as defined by Nasdaq Rule 4350(d)), Mr. William H. Lomicka, Mr. Ronald E. Krieg and Ms. Debra E. Tibey. The Board of Directors has determined that Mr. Ronald E. Krieg is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Mr. Stephen E. Pomeroy, Chief Executive Officer, President and Chief Operating Officer failed to timely file a Form 5 with respect to changes in beneficial ownership of stock in the Company. Mr. Pomeroy also failed to file one Form 4 with respect to the grant of 50,000 options on November 3, 2006, with an exercise price of $8.34.

Mr. Kevin G. Gregory, Chief Financial Officer, failed to timely file a Form 4 related to 25,000 options granted on January 3, 2007 with an exercise price of $7.58.

Mr. John McKenzie failed to timely file a Form 3 related to the initial statement of his beneficial ownership of stock in the Company.

Ms. P. Hope Griffith, Senior Vice President of Service Delivery, failed to timely file a Form 4 related to 5,000 restricted shares granted on August 7, 2006 with a stock price of $7.10.

ITEM 11     EXECUTIVE COMPENSATION
-------     ----------------------

                       COMPENSATION DISCUSSION & ANALYSIS

OVERVIEW OF THE COMPANY'S BUSINESS

     Pomeroy IT Solutions, Inc. is a national information technology ("IT") solutions provider with a comprehensive portfolio of consulting infrastructure and lifecycle services. In recent years the Company identified that the services portion of its business provided the greatest potential for future growth and made the strategic decision to focus on enhancing the Company's capabilities as an IT services provider. The Company has focused these enhancements on IT infrastructure solutions primarily to support the computing end user. In fiscal 2004, the Company completed the acquisition of the services business of Alternative Resources Corporation ("ARC") as a significant step in implementing this strategic decision.

     In connection with the migration to an IT services provider, the Company identified the need to hire key executive talent in the areas of finance, information systems and sales. This need was magnified by problems that occurred in connection with and after the integration of the ARC acquisition and the systems conversion, the Company's delay in filing its quarterly report on Form 10-Q for the third quarter of fiscal 2005, and the restatements of the quarterly results for the first and second quarters of fiscal 2005. The Company determined that the compensation and incentives for attracting the high-caliber executive talent that was needed to lead and manage the Company's growing services business would be somewhat different from the objectives for the Company's executive compensation program going forward. Specifically, the Committee considered current market pay practices of comparable IT solutions providers to be the most important factor is establishing compensation for the new executives.

THE  COMPENSATION  COMMITTEE

     The Compensation Committee of the Board of Directors is currently composed of two independent directors, Mr. Vincent D. Rinaldi and Mr. William H. Lomicka. The Compensation Committee is responsible for the establishment and oversight of the Company's program for executive compensation. This program is designed to meet the objectives of attracting, retaining and motivating executive employees and providing a balance of short-term and long-term incentives that can recognize individual contributions from an executive and the overall operating and financial results of the Company. The Compensation Committee intends to review executive compensation on a regular basis and to compare the competitiveness of the Company's executive compensation and corporate performance with other comparable companies. The Compensation Committee believes that a significant equity interest in the Company held by the Company's management aligns the interests of the stockholders and management.

OBJECTIVES  OF  THE  COMPANY'S  COMPENSATION  PROGRAM

     Compensation opportunities must be adequate to enable the Company to compete effectively in the labor market for qualified executives. The objectives of the Company's program for executive compensation include compensation that is competitive with the market, is tied to individual performance, is tied to the Company's performance and creates long-term incentives that are aligned with the Company's shareholders. The Committee relies upon proxy statements, executive compensation surveys, and a nationally recognized compensation consultant, for data on current market pay practices.

     The primary elements of the Company's compensation program for executives consist of base salary, potential for annual cash bonus opportunities, stock options and restricted stock awards. The Compensation Committee believes that incentives play an important role in motivating executive performance and attempts to reward achievement of both short and long term goals. In 2004, the Directors and shareholders approved an amendment to the Company's Stock Incentive Plan to add restricted stock as a type of award that could be granted to employees. The objective for restricted stock awards has been to include both a retention component and a performance component in order to establish a balance between the Company's need to attract and retain high caliber executive talent and the goal to tie a significant portion of the executive's compensation to factors which impact on the performance of the Company's stock. The Company does not currently have specific policies relating to the allocations between cash and non-cash compensation, current and long-term compensation, or different types of long-term compensation, such as stock options and restricted stock. The Company is working with a compensation consultant to develop more specific guidelines for the future.

     In order to attract high-caliber talent for the Company to meet the needs of its growing services business, in late fiscal 2005 and in fiscal 2006, the Company engaged a compensation consultant to assist in finding qualified candidates and relied primarily upon current market pay practices of comparable IT solutions providers to determine the compensation packages for its senior executives exclusive of the President and CEO of the Company who was already employed. The Committee also recognized the direction set by the Board that the primary goal after the ARC acquisition was to attract the executive talent needed to manage a growing services business and resolve the problems that had resulted from the acquisition and integration of the business of ARC and the systems conversion. In addition, the Committee took into account that it was unlikely that the executives would be able to meet Company performance results for fiscal 2006. With respect to the compensation of Mr. Pomeroy, the Committee negotiated an amendment to his Employment Agreement effective as of October 1, 2006. The terms of Mr. Pomeroy's Employment Agreement, as amended, are described below.

     The objectives for executive compensation in fiscal 2007 will include both a retention and a performance component. Since the Company is still in the process of transitioning its business model to an IT services provider, the Company believes that compensation designed to retain its key executive team is especially important. For fiscal 2007, the performance criteria that are based upon the Company's financial performance will be tied to meeting or exceeding projected results that are prepared by management and approved by the Board. There may also be performance elements that are based upon individual performance that are directly related to the Company's financial results, or more specifically related to the individual's role and performance in the Company. Examples of such criteria include retention of significant customers, hiring key employees in a specified needed area, reducing costs in certain areas, procuring significant customers, or maintaining good relationships with outside consultants.

ELEMENTS  OF  COMPENSATION

Overview
--------

     The primary elements of compensation include salary, bonuses and long-term compensation. Bonuses consists of both cash and non-cash compensation. While the Company considers current market pay practices as a significant factor in determining compensation, the Company does not set compensation levels at any particular benchmark primarily due to the fact that the Committee believes that there are not many companies whose business is directly comparable in size and scope to the business of the Company to establish a reasonable benchmark.

     The Company has entered into an employment agreement with each of its named executive officers. The Company believes that employment agreements are desirable for a company of its size in order to attract and retain high-caliber talent and to protect its business interests. Each of the agreements provides for the executive's salary, bonuses, equity awards, and perquisites and contains customary non-solicitation and non-disclosure provisions and termination and severance provisions.

     Bonuses and equity awards for the Company's executives are determined in accordance with the provisions of each individual's employment agreement, including the annual pay plans approved by the Company and the executive. In addition, the Company approves an annual stock program for senior management. The Compensation Committee takes into account various items of corporate performance in setting compensation policies and making compensation decisions that are reflected in the provisions of the employment agreements, such as net sales and revenues, earnings per share, and net profit before taxes. Annual bonuses are tied to achievement of targets for a number of factors, depending upon the job responsibilities of the particular executive. Such criteria include: revenues from new business, revenues from particular types of customers, and days sales outstanding. Typically, there are several targets set for each bonus potential.

     Compensation for the Company's executives does not include a significant component for retirement benefits. The Company offers a 401(K) Plan to its employees generally, that includes a Company matching contribution of 1%. The Company also offers an Employee Stock Purchase Plan that enables employees to purchase common stock of the Company at a price equal to a fifteen percent discount from the market price. These plans are available to the named executive officers on the same basis as other employees. Since the Company does not offer significant retirement benefits, the Company does not take into account amounts realizable from prior compensation, such as gains from stock options and stock awards, in setting retirement benefits.

Base  Salary
------------

     Base salaries for executives are initially determined by evaluating the duties and responsibilities of the position to be held by the individual, the experience of the executive and the competitive marketplace for executive talent. The Company has entered into employment agreements that establish salaries for certain executive officers, including the named executive officers. The employment agreements may also provide for specific increases in salary in some cases. In addition, salaries for executives and other employees are reviewed periodically and may be set at higher or lower levels if the Company concludes that is appropriate in light of that particular individual's responsibilities, experience and performance.

     Annual base salaries for executive officers and certain other management personnel are reviewed and approved by the Committee. The Committee considers the recommendations of each executive officer for those personnel who report directly to such officer.

Annual  Bonus/Short  Term  Incentives
-------------------------------------

     The Company's named executive officers and other employees are eligible to receive annual cash and stock bonuses as provided in each executive's employment agreement and annual pay plan. These bonuses are tied to the Company's financial performance and individual performance. Generally, the Company does not award bonuses on a discretionary basis, although the Compensation Committee would consider making such award for particular excellence in performance by an executive.

     The Company does not currently have a policy regarding adjustments or recoveries of bonuses or awards if the financial performance criteria on which they were based are later restated or adjusted so that the amount of the bonus would be different. The Compensation Committee has requested information from its compensation consultant on this topic.

Stock  Plans  -  Long  Term  Incentives
---------------------------------------

     The Company believes that equity ownership plays a key role in aligning the interests of executives with those of our shareholders, although the Company does not have a specific requirement of, or guidelines for, equity ownership by its executives. Generally, the Company allocates equity in a manner that is proportionate to overall compensation. A further purpose of the Company's Stock Incentive Plan is to provide a means through which the Company may attract the best talent, to encourage our employees to engage in the business strategy and success of our Company, and to provide a retention and performance tool through vesting obligations for executives. In accordance with our continuing commitment to meet these objectives, the Company generally has granted stock options, and more recently, restricted stock awards, to executives on an annual basis. During 2006, the Company determined to utilize restrictive stock awards more, and stock options less, than in previous years.

     Upon the recommendation of the Compensation Committee, the Board of Directors will adopt a Stock Program for Management (the "Program") for fiscal 2007. The Program will provide for awards of both restricted stock and stock options to a number of members of senior management, including the named executive officers. The Program contains stock awards that are primarily retention incentives and stock awards that are tied to achieving certain performance criteria. With respect to the financial performance criteria, the Program is based upon a projected operating plan for the current fiscal year that is developed by management and approved by the Board. The awards for each executive are based upon (i) the Company achieving its earnings per share (EPS) target, (ii) the individual executive achieving specific financial operating criteria, and (iii) the individual executive achieving specific non-financial criteria related to his or her particular job functions. The Compensation Committee is working with its compensation consultant to establish guidelines for the mix of restricted stock and stock options for the senior executives of the Company.

Personal  Benefits,  Perquisites
--------------------------------

     Our executive officers receive health and welfare benefits, such as group medical, group life and long-term disability coverage, under plans generally available to other salaried personnel. We also provide our executive officers with various perquisites and other personal benefits that the Company feels are reasonable and consistent with its overall compensation program to better enable us to attract and retain the best talent for key executive positions. The following is a list of perquisites that are currently provided to one or more of the Named Executive Officers, but not all of these items are provided to each of the Named Executive Officers:

     -     Personal  use  of  corporate  aircraft  on  a  reimbursement  basis
     -     Reimbursement  of  relocation  expenses
     -     Housing  expenses
     -     Automobile  allowances
     -     Entertainment  allowances
     - Company memberships in country/health clubs for the primary benefit of particular executives
     -     Home  office/communications  allowances
     -     Term  life  insurance  policies

EMPLOYMENT  AGREEMENTS

Stephen  E.  Pomeroy
--------------------

     Mr. Stephen E. Pomeroy's Amended and Restated Employment Agreement (the "Pomeroy Employment Agreement") with the Company was entered into effective
November 3, 2003, and amended as of January 6, 2004, October 13, 2005, and October 1, 2006. The Pomeroy Employment Agreement provides for a fixed term of 45 months and five days commencing October 1, 2006, but with an extension to the term on a daily basis commencing January 1, 2008, resulting in a perpetual 30-month term from January 5, 2008. The Pomeroy Employment Agreement provided Mr. Pomeroy with a base salary of $544,000 for fiscal 2006 and each subsequent year unless modified by the Compensation Committee of the Company.

     The Pomeroy Employment Agreement, as amended, including the annual pay plan, provides for an annual bonus of cash and shares of restricted stock in the event the Company meets certain performance-related goals for the applicable fiscal years, as agreed upon by the Company and Mr. Pomeroy. Mr. Pomeroy and the Company agreed that he would not be eligible for a bonus pay plan for fiscal 2006 and no bonuses were paid to Mr. Pomeroy for the 2006 fiscal year. Mr. Pomeroy received a restricted stock grant of 24,000 shares of Common Stock on February 16, 2007 under the Company's Stock Program for Management.

     The Pomeroy Employment Agreement also provides that on each consecutive annual anniversary dates of the November 3, 2003 effective date for the next four so long as Mr. Pomeroy remains employed by the Company, he shall be granted an option to acquire 50,000 shares of the Common Stock at the fair market value of such shares as of the date of the grant and to be eligible for future grants of restricted stock, as determined by the Board of Directors of the Company, under the Company's Stock Program for Management. The last option grant under this provision will be November 3, 2007.

     The Third Amendment modified the term of the Employment Agreement from a perpetual 5-year term to the term described above. The Third Amendment also redefined the circumstances under which Mr. Pomeroy's employment may be terminated "for cause", and added a provision permitting termination on 30 days notice, without cause, at any time commencing on or after January 1, 2008. The Third Amendment also set forth compensation, stock, medical, insurance and related benefits that Mr. Pomeroy is to receive if the Company terminates Mr. Pomeroy's employment without cause and modified the procedures for reimbursement of expenses.

     The 2007 pay plan for Mr. Pomeroy has not been finalized. The Compensation Committee is working with Mr. Pomeroy and its compensation consultant to complete his 2007 pay plan as soon as possible.

Kevin  G.  Gregory
------------------

     Effective January 3, 2006, the Company and Mr. Kevin G. Gregory entered into an Employment Agreement (the "Gregory Employment Agreement") which continues for a period of three (3) years thereafter. The term of Mr. Gregory's employment shall automatically renew for additional consecutive renewal terms of one (1) year unless either party gives written notice of his/its intent not to renew the term of the Gregory Employment Agreement at least 90 days prior to the expiration of the then expiring term. Under the Gregory Employment Agreement, Mr. Gregory receives a base annual salary of $300,000, which base salary shall remain in effect unless or until modified in writing by the parties. The Gregory Employment Agreement provided for quarterly cash bonuses of up to $50,000 and an annual cash bonus potential of $100,000 and options to acquire up to 45,000 shares of Common Stock in the event the Company met certain performance-related goals in fiscal 2006. For the 2006 fiscal year, Mr. Gregory earned a cash bonus of $15,000. The Gregory Employment Agreement also provides for certain fringe benefits, including a moving allowance, a communications allowance, an automobile allowance, a membership in a country club established in the name of the Company for the benefit of Mr. Gregory, disability benefits and life insurance.

     In connection with entering into the Gregory Employment Agreement, Mr. Gregory received a bonus in the form of a fully vested stock option for 50,000 shares of Common Stock. So long as Mr. Gregory remains employed by the Company, the Gregory Employment Agreement provides that he shall be awarded (a) an option to acquire 25,000 shares of Common Stock at the end of the first year of the initial term of the Gregory Employment Agreement; and (b) an option to acquire 25,000 shares of Common Stock at the end of the second year of the initial term of the Gregory Employment Agreement. Such stock options shall be subject to a three year vesting schedule and any other conditions contained in the Company's Non-Qualified and Incentive Stock Option Plan and the related award agreement. Mr. Gregory received a restricted stock grant of 11,250 shares of Common Stock on February 16, 2007 under the Company's Stock Program for Management for performance in fiscal year 2006. In the event of termination without cause, Mr. Gregory will be entitled to receive six months' severance.

     The 2007 pay plan for Mr. Gregory has not been finalized. The Compensation Committee is working with Mr. Gregory to complete his 2007 pay plan as soon as possible.

P.  Hope  Griffith,  Senior  Vice  President  of  Service  Delivery
-------------------------------------------------------------------

     Ms. P. Hope Griffith's initial Employment Agreement (the "Griffith Employment Agreement") with the Company was entered into effective September 5, 2005 and provided for a term of three years. Under the Griffith Employment Agreement and pay plan for fiscal 2006, Ms. Griffith's base salary was $225,000 for fiscal 2006. The Griffith Employment Agreement provided for (1) quarterly cash bonuses of up to $45,000 and (2) an annual cash bonus potential of $100,000 plus options to acquire up to 15,000 shares of Common Stock in the event the Company met certain performance-related goals in fiscal 2006. The stock options and 50% of the year end cash bonus were subject to three year vesting. For the 2006 fiscal year, Ms. Griffith earned a cash bonus of $22,500. The Griffith Employment Agreement also provides for certain fringe benefits, including an entertainment allowance, a home-office/communications allowance, an automobile allowance, disability benefits and life insurance.

     In connection with entering into the Griffith Employment Agreement, Ms. Griffith received a bonus in the form of 20,000 fully vested stock options. So long as Ms. Griffith remains employed by the Company, the Griffith Employment Agreement provides that she shall be awarded (a) an option to acquire 20,000 shares of Common Stock at the end of the first year of the initial term of the Griffith Employment Agreement; and (b) an option to acquire 20,000 shares of Common Stock at the end of the second year of the initial term of the Griffith Employment Agreement. These annual stock options are subject to a three year vesting schedule and any other conditions contained in the Company's Non-Qualified and Incentive Stock Option Plan and the related award agreement. In lieu of granting the stock options in 2006, Ms. Griffith and the Company agreed to a restricted stock grant of 5,000 shares of common stock that vest over three years. The stock options to be granted in 2007 have been replaced with restricted stock grants in the Amended Griffith Employment Agreement described below.

     In connection with the agreement of Ms. Griffith to relocate to the Company's headquarters in Hebron, Kentucky, the Griffith Employment Agreement was amended to provide for a new three year term commencing April 17, 2007 (the "Amended Griffith Employment Agreement"). Under the Amended Griffith Employment Agreement, Ms. Griffith will receive a bonus in the form of 5,000 shares of restricted stock. So long as Ms. Griffith remains employed by the Company, the Amended Griffith Employment Agreement provides that she shall be awarded: (a) 5,000 shares of restricted stock at the end of the first year of the new 3-year term; (b) 5,000 shares of restricted stock at the end of the second year of the new 3-year term; (c) $45,000 cash subject to forfeiture on a pro rata basis if Ms. Griffith voluntarily terminates her employment or is terminated for cause during the entire 3-year term; and (d) a relocation allowance of up to $50,000. The foregoing restricted stock grants are subject to a four year vesting schedule and any other conditions contained in the Company's Non-Qualified and Incentive Stock Option Plan and the related award agreement. Ms. Griffith's pay plan approved for fiscal 2007 provides for a base salary of $235,000, quarterly cash bonuses of up to $45,000 and an annual cash bonus potential of $100,000 plus options to acquire up to 15,000 shares of Common Stock in the event the Company meets certain performance-related goals in fiscal 2007. The stock options and 50% of the cash portion of the year-end bonus are subject to three year vesting. The Amended Griffith Employment Agreement continues to provide for fringe benefits as described above. In addition, if at least the second of three thresholds for the Company's year-end performance is reached, the base salary for Ms. Griffith for fiscal year 2008 will be increased to $250,000. In the event Ms. Griffith's employment is terminated without cause, she will be entitled to receive nine months' severance and all stock options and restricted share grants will vest immediately.

John  E.  McKenzie,  Senior  Vice  President  -  Alliance  and  CPSG  Sales
---------------------------------------------------------------------------

     Mr. John E. McKenzie's current Employment Agreement (the "McKenzie Employment Agreement") with the Company was entered into effective March 7, 2006 and provides for a term of three years, which replaced his employment agreement dated October 1, 2004 (the 2004 Agreement"). Under the McKenzie Employment Agreement and pay plan for fiscal 2006, Mr. McKenzie's base salary was $225,000 for fiscal 2006. The McKenzie Employment Agreement provided for quarterly cash bonuses of up to $45,000 and an annual cash bonus potential of $100,000 plus options to acquire up to 30,000 shares of Common Stock of the Company in the event the Company met certain performance-related goals in fiscal 2006. The stock options and 50% of the cash portion of the year-end bonus are subject to three year vesting. In addition Mr. McKenzie was eligible for a one-time bonus of stock options for 10,000 shares in connection with the successful transition of specific customer agreements. For the 2006 fiscal year, Mr. McKenzie earned a cash bonus of $27,500 and an award of options for 10,000 shares of Common Stock. The Employment Agreement also provides for certain fringe benefits, including an automobile allowance, a communication allowance, disability benefits and life insurance.

     In connection with entering into the 2004 Agreement, Mr. McKenzie received a bonus in the form of a fully vested stock option for 20,000 shares of Common Stock. So long as Mr. McKenzie remains employed by the Company, the 2004 Agreement, as amended by the McKenzie Employment Agreement provided that he shall be awarded (a) an option to acquire 20,000 shares of Common Stock at October 1, 2005; (b) an option to acquire 35,000 shares of Common Stock at March 7, 2006; (c) an option to acquire 25,000 shares of Common Stock at March 7, 2007; and (d) an option to acquire 25,000 shares of Common Stock at March 7, 2008;. Except for the stock option for 35,000 shares of Common Stock which was fully vested on March 7, 2006, these annual stock options are subject to a three year vesting schedule from the date of grant and any other conditions contained in the Company's Non-Qualified and Incentive Stock Option Plan and the related award agreement. In addition, the Company may grant shares of restricted stock in lieu of the stock options based upon an exchange ratio approved by the Board.

     Mr. McKenzie's pay plan approved for fiscal 2007 provides that so long as Mr. McKenzie remains employed by the Company, the McKenzie Employment Agreement provides that he shall be awarded: (a) 6,250 shares of restricted stock on the first anniversary of the plan; end of the first year of the new 3-year term; and
(b) 6,250 shares of restricted stock on the second anniversary of the plan. The foregoing restricted stock grants are subject to a four year vesting schedule and any other conditions contained in the Company's Non-Qualified and Incentive Stock Option Plan and the related award agreement. Mr. McKenzie's pay plan approved for fiscal 2007 provides for a base salary of $210,000, quarterly cash bonuses of up to $55,000 and an annual cash bonus potential of $110,000 and options to acquire up to 30,000 shares of Common Stock in the event the Company meets certain performance-related goals in fiscal 2007. Of the year-end bonus potential, $35,000 is tied to Company performance criteria related to Mr.
McKenzie's responsibilities and $75,000 is related to overall Company performance. The stock options and 50% of the $75,000 year-end bonus are subject to three year vesting. In the event Mr. McKenzie's employment is terminated without cause, he will be entitled to receive six months' severance.

Mr.  Keith Blachowiak, Chief Information Officer and Senior Vice President of IT
--------------------------------------------------------------------------------

     Mr. Blachowiak entered into a three-year Employment Agreement with the Company on February 13, 2006 (the "Blachowiak Employment Agreement") to serve as Senior Vice President of Information Technology and Chief Information Officer of the Company, effective March 1, 2006. The Blachowiak Employment Agreement provides Mr. Blachowiak with a base salary of $225,000 for fiscal 2006. The Blachowiak Employment Agreement provided for quarterly cash bonuses of up to $50,000 and an annual cash bonus potential of $75,000 (50% of which vests over a 3-year period) and options to acquire up to 40,000 shares of Common Stock (subject to vesting over a 3-year period) in the event the Company met certain performance-related goals in fiscal 2006. For the 2006 fiscal year, Mr. Blachowiak earned a cash bonus of $111,000. The Blachowiak Employment Agreement also provides for certain fringe benefits, including a moving allowance, a communication allowance, an apartment rental allowance, a health club membership, and certain life and disability insurance.

     In connection with entering into the Blachowiak Employment Agreement, Mr. Blachowiak received a bonus in the form of a fully vested stock option for 50,000 shares of Common Stock. So long as Mr. Blachowiak remains employed by the Company, the Blachowiak Employment Agreement provides that he shall be awarded
(a) an option to acquire 25,000 shares of Common Stock at the end of the first year of the initial term of the Blachowiak Employment Agreement; and (b) an option to acquire 25,000 shares of

Common Stock at the end of the second year of the initial term of the Blachowiak Employment Agreement. These annual stock options are subject to a three year vesting schedule and any other conditions contained in the Company's Non-Qualified and Incentive Stock Option Plan and the related award agreement.

     Mr. Blachowiak's pay plan approved for fiscal 2007 provides for a base salary of $235,000, quarterly cash bonuses of up to $25,000 and an annual cash bonus potential of up to $175,000 and options to acquire up to 40,000 shares of Common Stock. The annual cash bonus is based upon individual and Company performance criteria; $100,000 of the cash bonus potential is based upon individual performance criteria related to the Company's IT systems and $75,000 of the cash bonus potential plus the stock options are payable in the event the Company meets certain performance-related goals in fiscal 2007. The stock options and 50% of the $75,000 year-end bonus are subject to three year vesting. In addition, if at least the second of three thresholds for the Company's year-end performance is reached, the base salary for Mr. Blachowiak for fiscal year 2008 will be increased to $250,000. The pay plan for fiscal 2007 amends the annual stock option grants described above. In lieu of stock options to acquire 25,000 shares of common stock, so long as Mr. Blachowiak remains employed by the Company, he shall be awarded: (a) 5,000 shares of restricted stock at May 3, 2008; and (b) 5,000 shares of restricted stock May 3, 2009. The foregoing restricted stock grants are subject to a four year vesting schedule and any other conditions contained in the Company's Non-Qualified and Incentive Stock Option Plan and the related award agreement. Mr. Blachowiak will also be reimbursed for customary and reasonable expenses for the rental of an apartment in the Hebron, Kentucky area and, in the event of termination without cause, he will be entitled to receive nine months' severance and all stock options and restricted share grants will vest immediately.

Rick  Windon,  Vice  President  of  Sales  -  Outsourcing
---------------------------------------------------------

     Mr. Rick Windon joined the Company in August of 2006 and was promoted to Vice President of Sales - Outsourcing, effective May 3, 2007. The Company and Mr. Windon are in the process of amending his current employment agreement to reflect this promotion but a pay plan for 2007 has been agreed upon by the parties. Under his play plan for fiscal 2007, Mr. Windon will receive a base salary of $210,000. The pay plan also provides for quarterly bonuses of up to $65,000, an annual cash bonus potential of $75,000 and options to acquire up to 30,000 shares of Common Stock and a bonus based on strategic deals. In addition, Mr. Windon may earn a bonus in connection with procuring customer contacts with terms of 2 years or more. The annual cash bonus is based upon Company performance criteria. The stock options and 50% of the cash portion of the $75,000 year-end bonus are subject to three year vesting. In addition, if at least the second threshold for the Company's year-end performance is reached, the base salary for Mr. Windon for fiscal year 2008 will be increased to $225,000. So long as Mr. Windon remains employed by the Company, he shall be awarded: (a) 6,500 shares of restricted stock as of May 3, 2007; (b) 6,500 shares of restricted stock at May 3, 2008; (c) 6,500 shares of restricted stock at May 3, 2009 and (d) $36,000 cash subject to forfeiture on a pro rata basis if Mr. Windon voluntarily terminates his employment within the three year term. The foregoing restricted stock grants are subject to a four year vesting schedule and any other conditions contained in the Company's Non-Qualified and Incentive Stock Option Plan and the related award agreement. In the event of Mr. Windon's termination without cause, he will be entitled to receive nine months' severance. It is expected that the amended Employment Agreement will also provides for certain fringe benefits, including an automobile allowance, a home office allowance, disability benefits and life insurance.

Change-of-Control and Severance Provisions
------------------------------------------

     Each of the employment agreements for the Named Executive Officers provides for certain payments in connection with the termination of the executive's employment. In addition, Mr. Pomeroy's Agreement includes provisions relating to a change-of-control.

     Under the Pomeroy Employment Agreement, if Mr. Pomeroy's employment agreement is terminated by the Company in breach of the agreement or by Mr. Pomeroy for Good Reason (as defined in the agreement), then the Company shall pay severance to Mr. Pomeroy as follows: (1) his base pay at the time of termination for the balance of the term of his employment agreement; and (2) any bonus (which shall not be less than the average bonuses for the prior two years) and other compensation that he would have received had he not been terminated and continued participation in the Company's benefit programs for the balance of the term of his employment. In the event that his employment is terminated within one year following a change-of-control (including if Mr. Pomeroy terminates his employment for "Good Reason" as defined in the Pomeroy Employment Agreement), then Mr. Pomeroy shall receive the foregoing severance payment plus all legal fees and expenses incurred by Mr. Pomeroy as a result of the termination of his employment, and an amount equal to the impact of any tax imposed by section 4999 of the Internal Revenue Code of 1986, as such that the net amount retained by Mr. Pomeroy, after deduction of such tax on such severance payments is the amount of such severance payments. The Pomeroy Employment Agreement also provides for Mr. Pomeroy's agreement not to compete with the business of the Company for a period of one year following termination of his employment. In the case of a termination by Mr. Pomeroy for Good Reason, he also agrees not to solicit Key Customers (as defined in the agreement) for a period of three years after the date of termination. The rationale for this change-of control provision is to provide an incentive to Mr. Pomeroy to continue his employment with the Company and his continued commitment to and focus on the Company's business and operations for the benefit of the Company and its stockholders should the Company become involved in a transaction that could result in a change-of-control.

     The severance provisions for the other named executives are generally the same except for the period for which the base salary and benefits are paid ("Severance Period") and as otherwise noted above. The Severance Period for each executive is described in the description of his or her employment agreement. Generally, in the event of the termination of an executive's employment, the executive is entitled to the following: (i) through the date of termination, his or her base salary, accrued benefits, accrued bonuses, and any vested incentive compensation (except in the case of termination by the Company for cause or in the event of any breach of any provision of the employment agreement by the executive); (ii) in the event of termination by the Company not for cause upon 90 days' prior notice, his or her base salary for the Severance Period from the date of notice of termination, payable in accordance with the Company's ordinary payroll practices, provided that during such time the executive is not employed by a competitor or in breach of his or her employment agreement; and (iii) in the event of termination as a result of permanent disability, his or her base annual salary in effect as of the date of the physician's determination of his or her disability, for a period of 12 months following the date of disability (offset by any payments made pursuant to any disability benefit plans), payable in 12 equal monthly installments commencing 30 days after the date of disability. The executive's employment agreements also provides for the executive's agreement not to compete with the business of the Company, not to solicit or divert customers and not to employ employees of the Company for a period of one year following termination of his or her employment, provided that these provisions are not applicable in the event the Company terminates the executive's employment without cause upon 90 days' prior notice or does not renew his or her agreement upon the expiration of the initial or any renewal term, unless the Company elects to pay to the executive an amount equal to his or her base annual salary in effect as of the date of termination for a period of 12 months following the date of termination, payable in 12 equal monthly installments commencing 30 days after termination.

2006 SUMMARY COMPENSATION TABLE

                                                                                                CHANGE
                                                                                                  IN
                                                                                               PENSION
                                                                                                VALUE
                                                                                                 AND
                                                                                                 NON-
                                                                            NON-EQUITY        QUALIFIED
                                                                            INCENTIVE          DEFERRED    ALL OTHER
                                                                               PLAN            COMPEN-      COMPEN-
NAME AND                                             STOCK      OPTION       COMPEN-            SATION      SATION
PRINCIPAL                SALARY           BONUS     AWARDS      AWARDS        SATION           EARNINGS       ($)         TOTAL
POSITION          YEAR     ($)             ($)      ($) (2)    ($)  (3)      ($)  (4)            ($)       (5), (6)        ($)
----------------  ----  ---------       ---------  ---------  -----------  ------------       ----------  -----------  -----------

Stephen E.        2006  $ 583,566  (1)             $202,500   $  136,520   $     75,000                   $    2,782   $ 1,000,368
Pomeroy
President and
Chief
Executive
Officer

Kevin Gregory     2006  $ 294,231       $  15,000  $ 24,328   $      372                                  $   39,809   $   373,740
Senior Vice
President and
Chief Financial
Officer

John E.           2006  $ 210,289       $  27,500  $ 16,705   $  184,035   $    131,944                   $    6,000   $   576,473
 McKenzie
Senior Vice
President of
Sales and
Marketing

P. Hope Griffith  2006  $ 216,346       $  22,500  $ 19,917                                               $   21,571   $   280,334
Senior Vice
President of
Services

Keith             2006  $ 184,327       $ 111,000             $  165,065                                  $   10,797   $   471,189
Blachowiak
Senior Vice
President of
Information
Technologies

      (1) Mr. Pomeroy's 2006 salary compensation includes a one-time payment of $63,816, reflecting a payroll error in calculating his 2005 and 2006 salary that was discovered, rectified, and paid during 2006.

     (2) The stock award values represent the dollar amount of compensation cost recognized for financial statement reporting purposes for the fiscal year ended January 5, 2007, in accordance with FAS 123(R).

     (3) The option award values represent the dollar amount of compensation cost recognized for financial statement reporting purposes for the fiscal year ended January 5, 2007, in accordance with FAS 123(R).

     (4) Reflects $100,000 paid to Mr. Pomeroy for previously accrued deferred compensation. Also includes $100,000 paid and $31,944 accrued for deferred compensation for Mr. McKenzie.

      (5) Does not include amounts for personal use of Company aircraft, because according to Company policy, all personal use must be reimbursed based upon the aggregate incremental cost to the company. For this purpose, the Company has calculated the aggregate incremental cost based upon the variable operating costs incurred as a result of personal use of the aircraft. Mr. Pomeroy reimbursed the Company $6,525 for personal use of the Company aircraft during 2006.

      (6) Amounts reported include car allowance, housing benefits, phone and entertainment allowance, and club dues.

     (i) For Mr. Pomeroy, the amount reported includes $480 in entertainment allowance; and $1,250 in club dues.

     (ii) For Mr. Gregory, the amount reported includes $7,718 in temporary housing allowance prior to relocation; $10,800 in car allowance; and $20,690 in club dues, including $20,000 for initiation fee for company-owned club membership and $690 in monthly dues for said country club membership.

     (iii) For Mr. McKenzie, the amount reported includes $6,000 in car allowance.

     (iv) For Ms. Griffith, the amount reported includes (i) $2,400 in home office allowance; (ii) $1,600 in entertainment allowance; (iii) $6,000 in car allowance; and (iv) $11,121 in temporary housing allowance.

     (v) For Mr. Blachowiak, the amount reported represents $10,428 in temporary housing allowance.

2006 GRANTS OF PLAN-BASED AWARDS TABLE

                                    ESTIMATED FUTURE PAYOUTS UNDER           ESTIMATED FUTURE PAYOUTS UNDER
                                   NON-EQUITY INCENTIVE PLAN AWARDS           EQUITY INCENTIVE PLAN AWARDS
                               ---------------------------------------  ---------------------------------------
                      GRANT    THRESHOLD       TARGET        MAXIMUM     THRESHOLD      TARGET        MAXIMUM
NAME                  DATE        ($)           ($)           ($)           (#)         (#)(1)          (#)
------------------  ---------  ----------  --------------  -----------  -----------  ------------  ------------
Stephen E. Pomeroy  11/3/2006                                                              50,000

Kevin Gregory        1/3/2007                                                              25,000

John E. McKenzie    3/28/2006                 100,000 (3)
                    3/31/2006                                                              12,500

P. Hope Griffith     8/7/2006                                                              10,000

Keith Blachowiak     3/6/2006                                                              10,000


                    ALL OTHER    ALL OTHER
                      STOCK       OPTION                    GRANT
                     AWARDS:      AWARDS:     EXERCISE    DATE FAIR
                    NUMBER OF    NUMBER OF       OR        VALUE OF
                    SHARES OF   SECURITIES   BASE PRICE   STOCK AND
                     STOCK OR   UNDERLYING    OF OPTION     OPTION
                      UNITS       OPTIONS      AWARDS       AWARDS
NAME                   (#)          (#)        ($/ SH)       (2)
------------------  ----------  -----------  -----------  ----------
Stephen E. Pomeroy                   50,000         8.34    136,520

Kevin Gregory                        25,000         8.25     74,465

John E. McKenzie                     35,000         8.71    111,748
                                     10,000         8.58     44,531

P. Hope Griffith         5,000                               35,000

Keith Blachowiak                     50,000         9.54    165,065

(1) These amounts represent stock awards to be granted pursuant to the terms of the respective NEO's employment agreements over a three year period.

(2) The grant date fair values are calculated based upon the methodology set forth in FAS 123(R) as reflected in the Company's financial statements, Note 2. Shares in the form of restricted stock are valued at the closing prices of the Company's common stock on the date of the grant.

(3) This amount reflects (i) a one-time signing bonus of $75,000 issued in 2006 to Mr. McKenzie for completion of a three year employment agreement, vesting over three years, and (ii) a discretionary performance bonus of $25,000 issued in 2006 to Mr. McKenzie for completion of a large customer project, also vesting over three years.

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

                                      OPTION AWARDS                                              STOCK AWARDS
            -----------------------------------------------------------------  ---------------------------------------------------
                                                                                                                         EQUITY
                                                                                                            EQUITY     INCENTIVE
                                                                                                          INCENTIVE       PLAN
                                                                                                             PLAN       AWARDS:
                                             EQUITY                                                        AWARDS:     MARKET OR
                                           INCENTIVE                                                      NUMBER OF      PAYOUT
                                              PLAN                                                         UNEARNED      VALUE
             NUMBER OF      NUMBER OF       AWARDS:                                            MARKET      SHARES,    OF UNEARNED
             SECURITIES     SECURITIES     NUMBER OF                            NUMBER OF     VALUE OF      UNITS       SHARES,
             UNDERLYING     UNDERLYING     SECURITIES                           SHARES OR    SHARES OR     OR OTHER      UNITS
            UNEXERCISED    UNEXERCISED     UNDERLYING                           UNITS OF      UNITS OF      RIGHTS      OR OTHER
              OPTIONS        OPTIONS      UNEXERCISED    OPTION                STOCK THAT    STOCK THAT      THAT     RIGHTS THAT
                (#)          (#) (1)        UNEARNED    EXERCISE     OPTION     HAVE NOT      HAVE NOT     HAVE NOT     HAVE NOT
            ------------  --------------    OPTIONS       PRICE    EXPIRATION    VESTED        VESTED       VESTED       VESTED
NAME        EXERCISABLE   UNEXERCISABLE       (#)          ($)        DATE       (#) (2)      ($) (3)        (#)          ($)
----------  ------------  --------------  ------------  ---------  ----------  -----------  ------------  ----------  ------------
Stephen E.        50,000                                    14.00    1/6/2007
Pomeroy           25,000                                     9.96   10/4/2007
                  50,000                                     9.75   1/14/2008
                 100,000                                    14.56   11/3/2008
                  30,000                                    12.45   9/16/2009
                 100,000                                    13.72   11/3/2009
                  90,750                                    14.66    1/6/2010
                  50,000                                    11.19   11/3/2010
                  50,000                                     8.34   11/3/2011
                                                                                   75,000   $   603,750

Kevin             50,000                                     8.25    1/3/2011
Gregory                          25,000                      7.58    1/3/2012
                                                                                   11,250   $    90,563

John E.            7,500                                    15.31   4/16/2007
McKenzie           3,333                                     6.74   4/16/2008
                   3,333          1,667                     14.46   4/16/2009
                   6,000                                    14.91    3/2/2007
                   7,500                                    12.24   5/24/2007
                   6,667         13,333                      7.90  11/19/2010
                  35,000                                     8.71   3/28/2008
                                 10,000                      8.58   3/31/2011
                                                                                    6,187   $    49,805

P. Hope           20,000                                    12.34    8/7/2007
Griffith                                                                            7,500   $    60,375
                                                                                    5,000   $    40,250

Keith
Blachowiak        50,000                                     9.54    3/6/2011

(1) Stock Options vest on a three year ratable vesting schedule, with one third of each award vesting each year.
(2)    Stock Awards vest on the third anniversary of the grant date.
(3) Based on the closing price of $8.05 per share of the Company's common stock on January 5, 2007.

2006 OPTION EXERCISES AND STOCK VESTED TABLE

                                    OPTION AWARDS                          STOCK AWARDS
                    ---------------------------------------  -------------------------------------
                      NUMBER OF SHARES      VALUE REALIZED     NUMBER OF SHARES    VALUE REALIZED
                    ACQUIRED ON EXERCISE     ON EXERCISE     ACQUIRED ON VESTING     ON VESTING
NAME                         (#)                 ($)                 (#)                 ($)
------------------  ---------------------  ----------------  --------------------  ---------------
Stephen E. Pomeroy                 22,500  $        127,350

Kevin Gregory

John E. McKenzie

P. Hope Griffith

Keith Blachowiak

2006 NONQUALIFIED DEFERRED COMPENSATION TABLE

                       EXECUTIVE       REGISTRANT       AGGREGATE                      AGGREGATE
                     CONTRIBUTIONS   CONTRIBUTIONS      EARNINGS        AGGREGATE      BALANCE AT
                    IN LAST FISCAL      IN LAST      IN LAST FISCAL   WITHDRAWALS /   LAST FISCAL
                         YEAR         FISCAL YEAR         YEAR        DISTRIBUTIONS     YEAR-END
NAME                      ($)             ($)              ($)             ($)            ($)
------------------  ---------------  --------------  ---------------  --------------  ------------
Stephen E. Pomeroy                                                    $   75,000 (2)

Kevin Gregory

John E. McKenzie                       $31,944 (1)                    $  100,000 (3)  $     31,944

P. Hope Griffith

Keith Blachowiak

(1) This amount reflects an accrual of $4,166 in 2006 for a discretionary performance bonus of $12,500 issued to Mr. McKenzie in 2005, vesting over three years. It also includes accruals of $27,777 for (i) a one-time signing bonus of $75,000 issued in 2006 to Mr. McKenzie for completion of a three year employment agreement, vesting over three years, and (ii) a discretionary performance bonus of $25,000 issued in 2006 to Mr. McKenzie for completion of a large customer project, also vesting over three years.

(2) Mr. Pomeroy was issued a bonus for 2000 that vested after five years. This amount vested in May 2006 and was paid to Mr. Pomeroy at that time.

(3) Mr. McKenzie was issued a bonus for 2000 that vested after five years. This amount vested in January 2006 and was paid to Mr. McKenzie at that time.

2006 ALL OTHER COMPENSATION TABLE

                           PERQUISITES                                      COMPANY                       CHANGE
                            AND OTHER                                    CONTRIBUTIONS      SEVERANCE   IN CONTROL
                            PERSONAL           TAX        INSURANCE    TO RETIREMENT AND   PAYMENTS /   PAYMENTS /
                            BENEFITS     REIMBURSEMENTS    PREMIUMS      401(K) PLANS       ACCRUALS     ACCRUALS
NAME                YEAR       ($)             ($)           ($)              ($)              ($)          ($)      TOTAL ($)
------------------  ----  -------------  ---------------  ----------  -------------------  -----------  -----------  ----------
Stephen E. Pomeroy        $       1,740                        1,042                                                 $    2,782

Kevin Gregory       2006  $      39,209                          600                                                 $   39,809

John E. McKenzie    2006  $       6,000                          554            $     883                            $    7,437

P. Hope Griffith          $      21,121                          450                                                 $   21,571

Keith Blachowiak          $      10,428                          369                                                 $   10,797

REVIEW BY COMPENSATION COMMITTEE

     The responsibilities of the Compensation Committee are provided in its Charter, which has been approved by our Board of Directors. In fulfilling its oversight responsibilities with respect to the Compensation Disclosure and Analysis included in this Report, the Compensation Committee has reviewed and discussed the Compensation Disclosure and Analysis with management, and following such review, approved the inclusion of such Compensation Analysis and Disclosure in this proxy statement.

Submitted by the Compensation Committee

Vincent D. Rinaldi and William H. Lomicka

                        DIRECTOR'S COMPENSATION AND FEES

The Board of Directors adopted a new fee schedule which became effective January 6, 2005, under which each director who is not an employee of the Company, except for Mr. Smith, shall receive a quarterly retainer equal to six thousand dollars ($6,000) and fees for attendance at committee meetings as follows: $500 for each Board of Directors meeting attended (including as part of each such meeting any committee meetings held on the same date); $500 for each Stock Option Committee attended; $1,000 for each Nominating Committee meeting attended; $1,500 for each Compensation Committee meeting attended; and $2,000 for each Audit Committee meeting attended. Mr. Smith's law firm, Lindhorst & Dreidame Co., L.P. A., will be compensated for his time in attendance at Directors' meetings based on his hourly rate. Each non-employee director also receives an annual restricted stock grant as provided in the Company's 2002 Amended and Restated Outside Directors' Stock Incentive Plan.

2006 DIRECTOR COMPENSATION TABLE

                                                                                          CHANGE
                                                                                        IN PENSION
                                                                                         VALUE AND
                                                                                       NONQUALIFIED
                                                                        NON-EQUITY       DEFERRED
                    FEES EARNED OR                                    INCENTIVE PLAN   COMPENSATION     ALL OTHER
                     PAID IN CASH     STOCK AWARDS    OPTION AWARDS    COMPENSATION      EARNINGS     COMPENSATION    TOTAL
NAME                   ($) (1)          ($) (2)          ($) (2)            ($)             ($)            ($)         ($)
-----------------  ----------------  --------------  ---------------  ---------------  -------------  -------------  --------

Boucher, Dave      $        29,500   $       1,722                                                                   $ 31,222

Faber, Edward (4)  $        43,000                                                                                   $ 43,000

Krieg, Ron         $        44,000   $         553                                                                   $ 44,553

Lomicka, Bill      $        59,500                   $       22,420                                                  $ 81,920

Rinaldi, Vincent   $        35,500   $       1,772   $          487                                                  $ 37,758

Smith, Jim (3)                       $       1,722   $          214                                                  $  1,936

Tibey, Debbie      $        61,000   $       1,118   $          483                                                  $ 62,601

Waters, Ken        $        36,500   $       1,702                                                                   $ 38,202

(1) All independent, non-employee directors, other than Mr. James H. Smith III, receive a quarterly retainer of $6,000 and fees for attendance at board and board committee meetings. See the discussion of Directors Compensation and Fees above. In addition, all independent, non-employee directors received an annual grant of restricted stock.

(2) The stock awards and option awards represent the amount of compensation cost recognized for financial statement reporting purposes in accordance with FAS 123(R) as reflected in the Company's financial statements, Note 2.

(3) In lieu of receiving director's fees, Mr. Smith's law firm, Lindhorst & Dreidame receives legal fees for outside legal services provided to the Company.

(4) Mr. Faber's term as a director ended as of the Company's June 20, 2006 Annual Meeting.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
-------    ------------------------------------------------------------------
           RELATED STOCKHOLDER MATTERS
           ---------------------------

               STOCK OWNERSHIP OF PRINCIPAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 5, 2007, the beneficial ownership of shares of the Company's Common stock, $.01 par value ("Common Stock"), by each Director and nominee for Director of the Company, each executive officer named in the Summary Compensation Table, each person known to the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, and by the Directors and executive officers of the Company as a group.

                                         AMOUNT & NATURE OF
NAME AND ADDRESS (1)                  BENEFICIAL OWNERSHIP (2)  % of Class
------------------------------------  ------------------------  -----------
David B. Pomeroy, II (3)                             2,208,315       17.24%
Stephen E. Pomeroy (4)                                 677,315        5.04%
Kevin G. Gregory (5)                                    72,500           *
Keith Blachowiak (6)                                    64,688           *
P. Hope Griffith (7)                                    40,938           *
John E. McKenzie (8)                                    91,820           *
James H. Smith, III (9)                                 21,911           *
William H.  Lomicka (10)                                26,667           *
Vincent D. Rinaldi (11)                                 18,300           *
Debra E. Tibey (12)                                     25,800           *
Kenneth R. Waters (13)                                  17,050           *
David G. Boucher (14)                                   13,300           *
Ronald E. Krieg (15)                                    13,300           *
Directors and all Executive                          3,291,904       23.38%
Officers as  a Group (16)

FMR Corp. (17)                                       1,290,645       10.45%
82 Devonshire Street
Boston, MA  02109

Wells Fargo and Company (18)                         1,674,673       13.55%
420 Montgomery Street
San Francisco, CA  94104

Wells Capital Management Inc. (19)                   1,603,673       12.98%
525 Market Street, 10th Floor
San Francisco, CA  94104

Dimensional Fund Advisors, Inc. (20)                 1,069,440        8.66%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

Byram Capital Management LLC (21)                      888,865        7.19%
41 West Putnam Avenue
Greenwich, CT 06830

Certain funds and individuals
related to Flagg Street Capital LLC (22)             1,249,325       10.11%
44 Brattle Street
Cambridge, MA 02138

* Less than one percent (1%)

(1) The address for all directors and executive officers is the corporate address.

(2) The "Beneficial Owner" of a security includes any person who shares voting power or investment power with respect to such security or has the right to acquire beneficial ownership of such security within 60 days based solely on information provided to the Company.

(3)     Includes 22,636 shares owned by his spouse as to which Mr. David B.
Pomeroy disclaims beneficial ownership.   Also includes 452,000 shares of common
stock issuable upon exercise of stock options.

(4) Includes 545,750 shares of Common Stock issuable upon exercise of stock options. Also includes 99,000 restricted shares.

(5) Includes 50,000 shares of Common Stock issuable upon exercise of stock options. Also includes 22,500 restricted shares.

(6) Includes 50,000 shares of Common Stock issuable upon exercise of stock options. Also includes 14,688 shares of restricted stock.

(7) Includes 20,000 shares of Common Stock issuable upon exercise of stock options. Also includes 17,438 restricted shares

(8) Includes 69,833 shares of Common Stock issuable upon exercise of stock options. Also includes 20,875 restricted shares

(9) Includes 15,000 shares of Common Stock issuable upon exercise of stock options. Also includes 3,300 restricted shares.

(10) Includes 26,667 shares of Common Stock issuable upon exercise of stock options.

(11) Includes 15,000 shares of Common Stock issuable upon exercise of stock options. Also includes 3,300 restricted shares.

(12) Includes 22,500 shares of Common Stock issuable upon exercise of stock options. Also includes 3,300 restricted shares.

(13) Includes 10,000 shares of Common Stock issuable upon exercise of stock options. Also includes 3,300 restricted shares.

(14) Includes 10,000 shares of Common Stock issuable upon exercise of stock options. Also includes 3,300 restricted shares.

(15) Includes 10,000 shares of Common Stock issuable upon exercise of stock options. Also includes 3,300 restricted shares.

(16) Includes 1,352,584 shares of Common Stock issuable upon exercise of stock options. Includes 194,301 restricted shares. Includes 22,636 shares of Common Stock owned by the spouse of Mr. David B. Pomeroy as to which he disclaims beneficial ownership.

(17) Beneficial ownership information is taken from latest Schedule 13G filed February 14, 2007, for the reporting period ending December 31, 2006.

(18) Beneficial ownership information is taken from latest Schedule 13G filed February 7, 2007, for the reporting period ending December 31, 2006.

(19) Beneficial ownership information is taken from latest Schedule 13G filed February 7, 2007, for the reporting period ending December 31, 2006.

(20) Beneficial ownership information is taken from latest Schedule 13G filed February 2, 2007, for the reporting period ending December 31, 2006.

(21) Beneficial ownership information is taken from latest Schedule 13G filed February 12, 2007, for the reporting period ending December 31, 2006.

(22) Beneficial ownership information is taken from latest Schedule 13D filed January 3, 2007, as amended February 9, 2007 and April 3, 2007, filed by Jonathan Starr, Flagg Street Capital, LLC, Flagg Street Partners LP, Flagg Street Partners Qualified LP, Flagg Street Offshore, LP, Michael Ruffolo and Richard Press. Certain of such persons disclaim beneficial ownership of all shares reported as beneficially owned in such Schedule 13D as so amended.

Securities  Authorized  for  Issuance  Under  Equity  Compensation  Plans
-------------------------------------------------------------------------
During 2006, the Company granted restricted stock and options exercisable for approximately 381.5 thousand shares of common stock under the 2002 Amended and Restated Stock Incentive Plan and 2002 Outside Directors' Stock Option Plan. As of January 5, 2007, the following shares of common stock were authorized for issuance under equity compensation plans:

---------------------------------------------------------------------------------------------------------
Plan category (1)                  Number of securities    Weighted-average        Number of securities
                                   to be issued upon       exercise price of       remaining available
                                   vesting of restricted   outstanding options,    for future issuance
                                   stock and exercise      warrants and rights     under equity
                                   of outstanding          (excludes restricted    compensation
                                   options, warrants       stock)                  plans(excluding
                                   and rights                                      securities reflected
                                                                                   in column (a))
                                             (a)                    (b)                   (c) (2)
---------------------------------  ----------------------  ----------------------  ---------------------
Equity compensation plans
approved by security holders                    2,409,033  $                12.70             2,052,896
---------------------------------  ----------------------  ----------------------  ---------------------
Equity compensation plans
not approved by security holders                        -                       -                     -
---------------------------------  ----------------------  ----------------------  ---------------------
Total                                           2,409,033  $                12.70             2,052,896
---------------------------------  ======================  ======================  =====================

(1) A narrative description of the material terms of equity compensation plans is set forth in Note 16 to the Consolidated Financial Statements.

(2)     Includes  283,877  shares  available  for future issuance under the 1998
Employees Stock Purchase Plan (1998 Plan). A narrative description of the material terms of the 1998 Plan is set forth in Note 10 to the Consolidated Financial Statements

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------    ----------------------------------------------

The Company has maintained facilities in Hebron, Kentucky since 1994 on a 33 acre campus that provides the Company consolidated facilities, ease of access, and the ability to expand. These facilities include the Company's headquarters (58,000 sq. ft.), distribution facility (161,417 sq. ft.) and national call center\depot repair facility (76,664 sq. ft.). The Company leases this property from an entity controlled by Mr. David B. Pomeroy. These facilities were leased by the Company pursuant to a triple net lease agreement, which expires in the year 2015. Base rental for fiscal 2006 was $1.3 million, and $1.2 million for each of 2005 and 2004. The annual rental for these properties was determined on the basis of a fair market value rental opinion provided by an independent real estate company, which was updated in 2005. Monthly rental for these facilities are as follows: for the headquarters offices, $0.93 per square foot per month; for the distribution facility, $0.35 per square foot per month; and for the call center, $0.21 per square foot per month.

On January 31, 2005, the Company and Mr. David B. Pomeroy entered into a Consulting Agreement for Mr. David B. Pomeroy (the "Consulting Agreement"). The Consulting Agreement has a term of five (5) years commencing January 5, 2005 (the "Effective Date").

The Consulting Agreement provides that David B. Pomeroy will be paid base compensation of $250,000 per year, and provides for the payment of certain bonuses, including a $100,000 bonus that was paid in the first quarter of 2005. The Consulting Agreement also calls for the payment of a lump-sum cash service award in the amount of $750,000 in consideration of David B. Pomeroy's long-standing service, contributions, and leadership to the Company which amount was paid in 2005, the payment of an annual housing allowance of $25,000 for the Company's use of certain real property in Arizona beneficially owned by David B. Pomeroy, the continuation of medical and disability insurance coverage throughout the term of the Consulting Agreement, and the reimbursement of certain expenses incurred by David B. Pomeroy in the performance of his duties under the Consulting Agreement. Except as specifically set forth in the Consulting Agreement, David B. Pomeroy shall not be eligible to participate in any long-term incentive plans, retirement plans, or benefit plans offered by the Company to employees.

The Consulting Agreement contains certain non-compete, nondisclosure of confidential information, and non-solicitation provisions applicable throughout the term of the Consulting Agreement, and provides that the Company will indemnify and hold harmless David B. Pomeroy from all actions, claims, losses, etc. resulting from his good faith performance of his duties under the Consulting Agreement.

Mr. James H. Smith, a director of the Company, is a stockholder in the law firm of Lindhorst & Dreidame Co., L.P.A. The legal services provided to the Company by Lindhorst & Dreidame Co. constituted less than 5% of the firm's business in 2006.

Mr. Vincent D. Rinaldi, a director of the Company, is the President and Chief Executive Officer of National City Commercial Capital Corporation ("NCCC"), (formerly, Information Leasing Corporation) a wholly-owned subsidiary of National City Corporation. On April 16, 2002, the Company closed the sale of a majority of the assets of its wholly owned subsidiary - Technology Integration Financial Services, Inc. to Information Leasing Corporation. In connection with this sale, the Company signed an exclusive seven-year vendor agreement whereby NCCC has a right of first refusal to refer to NCCC equipment sales to customers of the Company in order for NCCC to offer financing for such sales (in which case NCCC purchases the equipment from the Company to lease to the Company's customers), and the Company receives a referral fee on any equipment purchases that NCCC agrees to finance, and the Company is appointed as an agent for remarketing and reselling of the leased equipment sold. For fiscal year 2006, the Company was paid $17.7 million for equipment and support services under its arrangement with NCCC, and $116,000 in referral fees. Mr. Rinaldi does not recieve any direct compensation or benefit from NCCC relating to the arrangement between NCCC and the Company. NCCC's total revenues from all of its new business originations for fiscal 2006 were approximately $3.4 billion, of which approximately $17.7 million related to Pomeroy lease transactions.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. James H. Smith, III, a director of the Company, is a shareholder in the law firm of Lindhorst & Dreidame Co. L.P.A., which provides outside legal counsel to the Company. Mr. Smith will be retiring as a Board member effective as of the Company's 2007 Annual Meeting. See "Compensation Committee Interlocks and Insider Participation".

Mr. David B. Pomeroy, II, Chairman of the Board, engaged in certain transactions with the Company in the last fiscal year. See "Compensation Committee Interlocks and Insider Participation."

Mr. Vincent D. Rinaldi, a director of the Company, is the president of National City Commercial Capital (formerly, Information Leasing Corporation) a wholly-owned subsidiary of National City Corporation. On April 16, 2002, the Company closed the sale of a majority of the assets of Technology Integration Financial Services, Inc. to Information Leasing Corporation. See "Compensation Committee Interlocks and Insider Participation".

     On an annual basis, each director is required to complete a questionnaire which requires disclosure of any transactions the director or his or her immediate family members or associates may have with the Company in which the director or his or her immediate family members or associates has a direct or indirect material interest. A majority of disinterested directors is required to approve transactions between the Company and interested directors or executive offices. In addition, where appropriate, the Company engages an independent third party consultant to advise it as to fair market rates in connection with the establishment of principle terms of such a transaction.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that the following seven directors are "independent" as defined by applicable law and Nasdaq listing standards: James
H.  Smith,  III, William H. Lomicka, Vincent D. Rinaldi, Debra E. Tibey, Kenneth
R. Waters, David G. Boucher and Ronald E. Krieg. All of the foregoing directors, except Mr. James H. Smith, III, are independent as "independence" is defined for audit committee members in Nasdaq Rule 4350(d).

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------    --------------------------------------

                          REPORT OF THE AUDIT COMMITTEE

The Audit Committee is currently comprised of Mr. William H. Lomicka, Mr. Ronald
E. Krieg and Ms. Debra E. Tibey, all of whom are independent as defined by Nasdaq Rule 4350(d). The Audit Committee operates under a written charter adopted by the Board of Directors. As described more fully in its charter, the purpose of the Audit Committee is to assist the Board of Directors in its general oversight of the Company's financial reporting, internal control and audit functions. Management is responsible for the preparation, presentation and integrity of the Company's financial statements, accounting and financial reporting principles, internal controls and procedures designed to ensure compliance with accounting standards, applicable laws and regulations. BDO Seidman LLP, the Company's independent auditor, is responsible for performing an independent audit of the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America.

The role of the Audit Committee's members is not intended to duplicate or to certify the activities of management and the independent auditor, nor can the Audit Committee certify that the independent auditor is "independent" under applicable rules. The Audit Committee serves a Board-level oversight role, in which it provides advice, counsel and direction to management and the auditors on the basis of the information it receives, discussions with management and the auditors and the experience of the audit committee's members in business, financial and accounting matters.

Among other matters, the Audit Committee monitors the activities and performance of the Company's external auditors, including the audit scope, external audit fees, auditor independence matters and the extent to which the independent auditor may be retained to perform non-audit services. The Audit Committee and the Board have ultimate authority and responsibility to select, evaluate and, when appropriate, replace the Company's independent auditor. The audit committee also reviews the results of the external audit work with regard to the adequacy and appropriateness of the Company's financial, accounting and internal controls. The Audit Committee meets with the independent auditor, with and without management present, to discuss internal control, financial reporting, and other topics and events that may have a significant financial impact.

The Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent auditor and management represented to the audit committee that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles. The independent auditor represented that its presentations included the matters required to be discussed with the independent auditor by Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees," and Section 204 of the Sarbanes-Oxley Act and it implementing SEC rules.

The Company's independent auditor also provided the Committee with the written disclosures required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees," and the Audit Committee discussed with the independent auditor that firm's independence.

Following the Audit Committee's discussions with management and the independent auditor, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company's annual report on Form 10-K for the fiscal year ended January 5, 2007.

                        Submitted by the Audit Committee

             William H. Lomicka, Ronald E. Krieg and Debra E. Tibey


                         INDEPENDENT PUBLIC ACCOUNTANTS


The Audit Committee of the Company engaged BDO Seidman, LLP ("BDO"), as its independent registered public accounting firm for the fiscal year ended January 5, 2007. BDO Seidman, LLP accepted such appointment on July 24, 2006. Prior to the appointment of BDO Seidman, LLP, the Company did not consult with BDO Seidman, LLP, on any matters relating to accounting or the type of opinion they may issue.

Previously, on April 26, 2006, the Company filed a Current Report on Form 8-K to report under Item 4.01 that on April 20, 2006, Crowe Chizek and Company LLC ("Crowe Chizek") notified the Company that it would be resigning as the Company's independent accountant, effective upon completion of the Form 10-Q for first quarter of fiscal 2006. On May 19, 2006, Pomeroy filed an amendment on Form 8-K/A to report under Item 4.01 that on May 15, 2006 the Company had filed its quarterly report on Form 10-Q for the first quarter ended April 5, 2006 and Crowe Chizek ceased rendering services to the Company on May 16, 2006.

Crowe Chizek's reports on the Company's financial statements since its engagement did not contain an adverse opinion or disclaimer of opinion and was not otherwise qualified or modified as to any uncertainty, audit scope or accounting principles. During the two most recent fiscal years ended January 5, 2007, and during the subsequent period through the date hereof, there was no disagreement between the Company and Crowe Chizek on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Crowe Chizek, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report. Also during the two most recent fiscal years and during the subsequent period through the date hereof, the Company did not have any reportable events as described under Item 304
(a)(1)(iv) of Regulation S-K except for the existence of material weaknesses in the Company's internal control over financial reporting as disclosed by the Company at January 5, 2005 and January 5, 2006 and concurred with by Crowe Chizek. (See Item 9A in Part II of the Company's Form 10-K/A for the fiscal year ended January 5, 2005, filed May 5, 2005, and Item 9A in Part II of the Company's Form 10-K for the fiscal year ended January 5, 2006 for a description of these material weaknesses, which have been rectified. The Company previously reported the foregoing on a Form 8-K, filed April 26, 2006, a copy of which was provided to Crowe Chizek prior to filing. Crowe Chizek provided a letter addressed to the Securities and Exchange Commission agreeing with the statements contained in the Form 8-K which was filed as an exhibit to the Form 8-K.

After its engagement on July 24, 2006, representatives of BDO attended most of the remaining meetings of the audit committee of the Board during fiscal 2006. The audit committee reviews audit and non-audit services performed by the Company's independent accountants as well as the fees charged by them for such services. In its review of non-audit service fees, the audit committee considers, among other things, the possible effect of the performance of such services on the auditor's independence.

FEES  PAID  TO  INDEPENDENT  ACCOUNTANTS

The following table shows the fees paid or accrued by the Company for the audit and other services provided by the Company's independent accountants for the fiscal years 2006 and 2005:

                         Fiscal 2006   Fiscal 2005
                         ------------  ------------
Audit Fees               $    528,694  $    122,707
Audit-Related Fees             25,215       332,411
Tax Fees                       28,500       177,950
All Other Fees                      -             -
                         ------------  ------------
  Total                  $    582,409  $    633,068
                         ============  ============

Audit  Fees-Audit  fees  consist  of  fees for the audit of our annual financial
-----------
statements and the reviews of interim financial statements included in our quarterly reports on Form 10-Q and all services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related  Fees-Audit-related fees consist of fees for assurance and related
-------------------
services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under "Audit Fees." These services relate to, employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultations related to internal control, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax  Fees-Tax  fees  consist  of  fees  for  tax  compliance, tax advice and tax
---------
planning  services.

All  Other  Fees-All  other  fees  related to professional services rendered for
----------------
services  not  reported  in  other  categories  above.

               AUDIT COMMITTEE PRE-APPROVAL POLICY AND PROCEDURES

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent auditor. This policy generally provides that we will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee with the exception of minor incidentals. For fiscal 2006, the Audit Committee pre-approved 100% of the audit fees, 100% of the audit-related fees, and 100% of the tax fees reported above.


Part IV

Item 15     Exhibits

10(iii)  Material Benefit and Other Employee Agreements


10.1     2007 Compensation Plan of John McKenzie, dated
10.2     2007 Compensation Plan of P. Hope Griffith, dated April 17, 2007
10.3     2007 Compensation Plan of Keith Blachowiak, dated
10.4     2007 Compensation Plan of Rick Windon, dated April 30, 2007


31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Pomeroy IT Solutions, Inc.

                                             By: /s/ Kevin G. Gregory
                                          --------------------------------------
                                             Kevin G. Gregory
                                             Senior Vice President and Chief
                                             Financial Officer


Dated: May 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature and Title                         Date
         -------------------                         ----

By: /s/ David B. Pomeroy                         May 8, 2007
-------------------------------------
    David B. Pomeroy, II Director

By: /s/ Stephen E. Pomeroy                       May 8, 2007
-------------------------------------
    Stephen E. Pomeroy, Director

By: /s/ Kevin G. Gregory                         May 8, 2007
-------------------------------------
    Kevin G. Gregory, Director

By: /s/ James H. Smith III                       May 8, 2007
-------------------------------------
    James H. Smith III, Director

By: /s/ Ronald E. Krieg                          May 8, 2007
-------------------------------------
    Ronald E. Krieg, Director

By: /s/ Debra E. Tibey                           May 8, 2007
-------------------------------------
    Debra E. Tibey, Director

By: /s/ William H. Lomicka                       May 8, 2007
-------------------------------------
    William H. Lomicka, Director

By: /s/ Kenneth R. Waters                        May 8, 2007
-------------------------------------
    Kenneth R. Waters, Director

By: /s/ Vincent D. Rinaldi                       May 8, 2007
-------------------------------------
    Vincent D. Rinaldi, Director

By: /s/ David G. Boucher                         May 8, 2007
-------------------------------------
    David G. Boucher, Director