Form 10-Q
period 2007-04-05
POMEROY IT SOLUTIONS INC
filed 2007-05-15
CIK 883979

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  April  5,  2007

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

YES   X    NO
    -----     ------

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

The number of shares of common stock outstanding as of May 5, 2007was 12,322,303

                                   POMEROY IT SOLUTIONS, INC.
                                        TABLE OF CONTENTS

Part I.    Financial Information
           Item 1.                       Financial Statements:                              Page

                                         Consolidated Balance Sheets as of  April 5,
                                         2007 (Unaudited) and January 5,  2007                 1

                                         Consolidated Statements of Operations for the
                                         Three Months Ended April 5,  2007 and
                                         2006 (Unaudited)                                      3

                                         Consolidated Statements of Comprehensive
                                         Income (Loss) for the Three Months
                                         Ended  April 5,  2007 and  2006 (Unaudited)           4

                                         Consolidated Statements of Cash Flows for
                                         the Three Months Ended  April 5,  2007 and
                                         2006 (Unaudited)                                      5

                                         Notes to Consolidated Financial Statements
                                         (Unaudited)                                           6

           Item 2.                       Management's Discussion and Analysis
                                         of Financial Condition and Results of Operations     11

           Item 3.                       Quantitative and Qualitative Disclosure about
                                         Market Risk                                          16

           Item 4.                       Controls and Procedures                              16

Part II.   Other Information

           Item 1.                       Legal Proceedings                                    17

           Item 1A.                      Risk Factors                                         17

           Item 2.                       Unregistered Sales of Equity Securities and
                                         Use of Proceeds                                      17

           Item 3.                       Defaults Upon Senior Securities                      17

           Item 4.                       Submission of Matters to a Vote of Security
                                         Holders                                              17

           Item 5.                       Other Information                                    18

           Item 6.                       Exhibits                                             18

SIGNATURE                                                                                     19

                             POMEROY IT SOLUTIONS, INC.
                             CONSOLIDATED BALANCE SHEETS

(in thousands)                                               April 5,    January 5,
                                                               2007         2007
                                                           ------------  -----------
                                                            (Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents                                  $     12,353  $    13,562
Certificates of deposit                                           1,085        1,076

Accounts receivable:
  Trade, less allowance of  $4,526 at April 5, 2007 and
    $4,390 at January 5, 2007                                   139,081      136,055
  Vendor receivables, less allowance of $155 at
     April 5, 2007 and January 5, 2007                            7,008        8,095
  Net investment in leases                                        1,289        1,587
  Other                                                             866        1,016
                                                           ------------  -----------
    Total receivables                                           148,244      146,753
                                                           ------------  -----------

Inventories                                                      16,127       16,274
Other                                                             9,758       10,791
                                                           ------------  -----------
    Total current assets                                        187,567      188,456
                                                           ------------  -----------

Equipment and leasehold improvements:
  Furniture, fixtures and equipment                              23,676       22,540
  Leasehold improvements                                          8,477        8,459
                                                           ------------  -----------
    Total                                                        32,153       30,999

  Less accumulated depreciation                                  19,579       18,406
                                                           ------------  -----------
    Net equipment and leasehold improvements                     12,574       12,593
                                                           ------------  -----------

Net investment in leases, net of current portion                     30           42
Goodwill                                                         98,314       98,314
Intangible assets, net                                            2,472        2,634
Other assets                                                      1,894        3,403
                                                           ------------  -----------
  Total assets                                             $    302,851  $   305,442
                                                           ============  ===========

                 See notes to consolidated financial statements.

                               POMEROY IT SOLUTIONS, INC.
                               CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)                            April 5,    January 5,
                                                                   2007         2007
                                                               ------------  -----------
                                                                (Unaudited)
LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable                                               $    68,858   $    74,375
Deferred revenue                                                     2,763         2,604
Employee compensation and benefits                                  10,796         8,642
Accrued restructuring and severance charges                          1,246         1,286
Other current liabilities                                           10,413        11,242
                                                               ------------  -----------
    Total current liabilities                                       94,076        98,149
                                                               ------------  -----------

Accrued restructuring and severance charges                          2,012         2,313

Equity:
  Preferred stock,  $.01 par value; authorized 2,000 shares
    (no shares issued or outstanding)                                  -             -
  Common stock, $.01 par value; authorized 20,000 shares
    (13,500 and 13,476 shares issued at April 5, 2007
    and January 5, 2007, respectively)                                 138           137
  Paid-in capital                                                   90,388        89,992
  Accumulated other comprehensive income                               (67)           15
  Retained earnings                                                128,258       126,433
                                                               ------------  -----------
                                                                   218,717       216,577
  Less treasury stock, at cost (1,172 and 1,130 shares at
    April 5, 2007 and January 5, 2007)                              11,954        11,597
                                                               ------------  -----------
    Total equity                                                   206,763       204,980
                                                               ------------  -----------
    Total liabilities and equity                               $   302,851   $   305,442
                                                               ============  ===========

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)          Three Months Ended
                                           --------------------------
                                             April 5,      April 5,
                                               2007          2006
                                           ------------  ------------
                                            (Unaudited)   (Unaudited)

Product and service revenues:
    Product                                $    92,210   $   88,877
    Service                                     55,573       61,815
                                           ------------  ------------
      Total revenues                           147,783      150,692
                                           ------------  ------------

Cost of product and service revenues:
    Product                                     84,067       81,985
    Service                                     40,014       47,669
                                           ------------  ------------
      Total cost of revenues                   124,081      129,654
                                           ------------  ------------

      Gross profit                              23,702       21,038
                                           ------------  ------------

Operating expenses:
    Selling, general and administrative         19,741       21,621
    Depreciation and amortization                1,120        1,334
                                           ------------  ------------
      Total operating expenses                  20,861       22,955
                                           ------------  ------------

Income (loss) from operations                    2,841       (1,917)

    Interest Income                               (310)        (146)
    Interest Expense                               138          455
                                           ------------  ------------
      Interest expense, net                       (172)         309
                                           ------------  ------------

Income (loss) before income tax                  3,013       (2,226)
Income tax (benefit)                             1,188         (807)
                                           ------------  ------------
Net income (loss)                          $     1,825   $   (1,419)
                                           ============  ============

Weighted average shares outstanding:
    Basic                                       12,349       12,615
                                           ============  ============
    Diluted                                     12,604       12,615*
                                           ============  ============

Earnings (loss) per common share:
    Basic                                  $      0.15   $    (0.11)
                                           ============  ============
    Diluted                                $      0.14   $    (0.11)*
                                           ============  ============

*Dilutive loss per common share for the three months ended April 5, 2006 would have been anti-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options.

                See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)                                     Three Months Ended
                                               --------------------------
                                                 April 5,      April 5,
                                                   2007          2006
                                               ------------  ------------
                                                (Unaudited)   (Unaudited)

Net income (loss)                              $     1,825   $    (1,419)
Other comprehensive income (loss):
    Foreign currency translation adjustment            (82)            -

                                               ------------  ------------
Comprehensive income (loss)                    $     1,743   $    (1,419)
                                               ============  ============

                 See notes to consolidated financial statements.

                                POMEROY IT SOLUTIONS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                     Three Months Ended
                                                               --------------------------
                                                                 April 5,      April 5,
                                                                   2007          2006
                                                               ------------  ------------
                                                                (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                            $     1,825   $    (1,419)
  Adjustments to reconcile net income to net cash
    from operating activities:
    Depreciation and amortization                                    1,336         1,334
    Stock option, restricted stock compensation
      and employee purchase plan expense                               242           609
    Restructuring and severance charges                                  -           133
    Bad debt expense                                                   150
    Amortization of unearned income                                    (20)
    Deferred income taxes                                              727           468
    Loss on disposal of fixed assets                                     -             5
  Changes in working capital accounts
    Accounts receivable                                             (1,938)        5,839
    Inventories                                                        147         3,465
    Other current assets                                             1,585        (1,205)
    Net investment in leases                                           330          (373)
    Accounts payable                                                (5,517)          240
    Deferred revenue                                                   160          (284)
    Income tax payable                                                   5           (43)
    Employee compensation and benefits                               2,154         2,167
    Other, net                                                        (946)       (4,014)
                                                               ------------  ------------
  Net operating activities                                             240         6,922
                                                               ------------  ------------
Cash flows from investing activities:
  Capital expenditures                                              (1,155)         (682)
  Purchases of certificates of deposit                                  (9)          (44)
  Payment for covenant not-to-compete                                    -          (285)
  Acquisition of businesses                                              0          (250)
                                                               ------------  ------------
  Net investing activities                                          (1,164)       (1,261)
                                                               ------------  ------------
  Cash flows from financing activities:
                                                                         -        (6,320)
  Proceeds from exercise of stock options                                7            49
  Purchase of treasury stock                                          (357)            -
  Proceeds from issuance of common
    shares for employee stock purchase plan                            146           163
                                                               ------------  ------------
    Net financing activities                                          (204)       (6,108)
                                                               ------------  ------------
Effect of exchange rate changes on cash and cash equivalents           (81)            -
                                                               ------------  ------------
Change in cash and cash equivalents                                 (1,209)         (447)
Cash and cash equivalents:
  Beginning of period                                               13,562           447
                                                               ------------  ------------
  End of period                                                $    12,353   $         -
                                                               ============  ============

                 See notes to consolidated financial statements.

                           POMEROY IT SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the three month period ended April 5, 2007 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2008.

2.   Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). Effective January 5, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. As a result of the implementation of FIN 48, we recognized a $231,000 increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to retained earnings in accordance with the provisions of this statement.

The Company's policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. As of January 5, 2007, we had accrued $309,000 for payment of such interest.

Our total unrecognized tax benefits as of January 5, 2007 (the date of adoption) totaled approximately $1,823,000. Also, our unrecognized benefits that, if recognized, would affect our effective tax rate totaled approximately $342,000 as of January 5, 2007.

The Company and its subsidiaries file income tax returns in various tax jurisdictions, including the United States and several U.S. states. The Company has substantially concluded all US Federal and State income tax matters for years up to and including 2002.

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

3.   Cash and Short-Term Borrowings

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At April 5, 2007, these lines of credit totaled $78.5 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $3.5 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company has a $165.0 million Syndicated Credit Facility Agreement with GE Commercial Distribution Finance. The credit facility has a three-year term and its components include a maximum of $75.0 million for inventory financing and a revolver, collateralized primarily by accounts receivable, of up to $110.0 million.

The credit facility also provides a letter of credit facility of $5.0 million. Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid. As of April 5, 2007, the adjusted LIBOR rate was 7.57%. This credit facility expires June 28, 2007.

The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as payment towards balances outstanding under the Company's credit facility. As of April 5, 2007 and January 5, 2007, the Company had no outstanding balance under the Company's credit facility.

Under the terms of the credit facility, the Company is subject to various financial covenants including maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio, a maximum ratio of total funded indebtedness to EBITDA, and a maximum net loss after tax. As of April 5, 2007, the Company was in compliance with those financial covenants.

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

At April 5, 2007 and January 5, 2007, the Company had several outstanding letters of credit issued to worker's compensation insurance providers totaling $1.2 million and $1.4 million, respectively, that have various expiration dates through December 2007. The outstanding letters of credit reduce the amount available under the credit facility.

During first quarter 2007, the Company did not pay any cash dividends. Pomeroy has no plans to pay cash dividends in the foreseeable future and the payment of such dividends are restricted under Pomeroy's current credit facility. Under such credit facility, cash dividends and stock redemptions are limited to $5 million annually.

4.   Stock-Based Compensation

During the three months ended April 5, 2007, the Company awarded 144,603 shares of restricted common stock, which vest over a 4-year period. Restricted stock awards are valued at the closing market value of the Company's common stock on the date of the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. Total compensation expense recognized in the three months ended April 5, 2007 for vested shares was $116 thousand. During the three months ended April 5, 2006, the Company made no restricted stock awards. As of April 5, 2007, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $2.4 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

                                                                             Weighted Average
                                                               Shares         Exercise price
                                                          -----------------  -----------------
     Restricted common stock outstanding January 5, 2006           123,261               10.27
       Granted                                                      60,258                7.81
       Vested                                                            -                   -
       Forfeitures                                                       -                   -
                                                          -----------------
     Restricted common stock outstanding January 5, 2007           183,519   $            9.46
       Granted                                                     144,603                7.44
       Vested                                                            -                   -
       Forfeitures                                                  (6,795)                  -
                                                          -----------------
     Restricted common stock outstanding April 5, 2007             321,327   $            8.57
                                                          =================

The approximate unamortized stock option compensation as of April 5, 2007, which will be recorded as expense in future periods, is $328 thousand. The weighted average time over which this expense will be recorded is approximately 8.8 months. Total compensation expense recognized in the three months ended April 5, 2007 for stock options was $112 thousand.

For the three months ended April 5, 2007, the Company recognized approximately $14 thousand in expense related to the stock purchase plan due to it being compensatory under FAS 123R.

5.   Earnings  per  Common  Share

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

                                            Three Months Ended April 5,
                                  ----------------------------------------------
                                          2007                    2006
                                  ----------------------  ----------------------
                                             Per Share               Per Share
                                   Shares      Amount       Shares     Amount
                                  ---------  -----------  ---------  -----------
     Basic EPS                       12,349  $     0.15     12,615   $    (0.11)
     Effect of dilutive
       stock options                    255       (0.01)         -*           -*
                                  ---------  -----------  ---------  -----------
     Diluted EPS                     12,604  $     0.14     12,615   $    (0.11)
                                  =========  ===========  =========  ===========

     * Not presented herein since effect on loss per common share is anti-dilutive for the three months ended April 5, 2006.

6.   Treasury  Stock

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares at an aggregate price of no more than $5.0 million. The Company intends to effect such repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the repurchase program out of working capital. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months. The Company purchased 42,200 shares at an average price per share of $8.46 during the first quarter ended April 5, 2007 and 362,615 shares at an average price per share of $7.81 since the buy back program inception.

7.   Supplemental  Cash  Flow  Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

     (in thousands)           Three Months Ended April 5,
                             ----------------------------
                                 2007           2006
                             -------------  -------------
     Interest paid           $          97  $         373
                             =============  =============
     Income taxes paid       $           9  $          89
                             =============  =============

8.   Litigation

There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

9.   Restructuring  and  Severance  Charges

The Company recorded during fiscal 2004 a charge for severance in the amount of $1.447 million related to the resignation of David B. Pomeroy II as CEO of the Company. Mr. Pomeroy will continue to serve as Chairman of the Board of the Company. Mr. Pomeroy will continue to receive severance payments through January 2009.

As of April 5, 2007, the restructuring and severance charge accrual, consisted of the following:

(in thousands)                        Severance
                                     -----------
Accrual balance at January 5, 2007   $      160
Cash payments                               (60)
                                     -----------
Accrual balance at April 5, 2007     $      100
                                     ===========

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

                                          Facility
(in thousands                           consolidation
                                       --------------
Liability balance at January 5, 2007   $       3,425
                                       --------------
Cash payments                                   (278)
                                       --------------
Liability balance at April 5, 2007     $       3,147
                                       ==============

Additionally, as part of the acquisition of ARC, the Company acquired the remaining obligations of ARC's existing restructuring plan, which was initially recorded by ARC in fiscal 2002. The total obligations assumed in connection with this restructuring plan was approximately $2.1 million at July 23, 2004.

As of April 5, 2007, the balance of the ARC fiscal 2002 accrued restructuring costs recorded consisted of the following:

(in thousands)
Fiscal 2002 Restructuring Charge
                                     Other
                                    charges
                                   ---------
Balance at January 5, 2007               14
Cash payments                            (3)
                                   ---------
Balance at April 5, 2007           $     11
                                   =========

     ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         Special Cautionary Notice Regarding Forward-Looking Statements
         --------------------------------------------------------------

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements regarding future financial results of the Company. The words "expect," "estimate," "anticipate," "predict," and similar expressions are intended to identify forward-looking statements. Such statements are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in our Annual Report on Form 10-K under "Item 1A Risk Factors" and in this document including, without limitation, those statements made in conjunction with the forward-looking statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations". All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.


RESULTS  OF  OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of product and service revenues:

                                              Net Product and Service Revenues
Financial Results                            For the Three Months Ended April 5,
--------------------------------------  ----------------------------------------------
                                                      % of                    % of
                                          2007      Revenues      2006      Revenues
                                        ----------------------------------------------
Net product and service revenues:
  Product                               $ 92,210        62.4%  $  88,877         59.0%
  Service                                 55,573        37.6%     61,815         41.0%
                                        ----------------------------------------------
  Total revenues                         147,783       100.0%    150,692        100.0%
                                        ----------------------------------------------

Gross profit
  Product                                  8,143         5.5%      6,892          4.6%
  Service                                 15,559        10.5%     14,146          9.4%
                                        ----------------------------------------------
  Total gross profit                      23,702        16.0%     21,038         14.0%
                                        ----------------------------------------------

Gross profit %
  Product %                                  8.8%                    7.8%
  Service %                                 28.0%                   22.9%

Operating expenses:
  Selling, general and administrative     19,741        13.4%     21,621         14.3%
  Depreciation and amortization            1,120         0.8%      1,334          0.9%
                                        ----------------------------------------------
    Total operating expenses              20,861        14.1%     22,955         15.2%
                                        ----------------------------------------------

Income (loss) from operations              2,841         1.9%     (1,917)        -1.3%

Interest income                             (310)       -0.2%       (146)        -0.1%
Interest expense                             138         0.1%        455          0.3%
                                        ----------------------------------------------
Interest expense (income), net              (172)       -0.1%        309          0.2%
                                        ----------------------------------------------

Income (loss) before income tax            3,013         2.0%     (2,226)        -1.5%
Income tax expense (benefit)               1,188         0.8%       (807)        -0.5%

                                        ----------------------------------------------
Net income (loss)                       $  1,825         1.2%  $  (1,419)        -0.9%
                                        ==============================================

                           POMEROY IT SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total Net Product and Service Revenues. Total net product and service revenues decreased to $147.8 million in the first quarter of fiscal 2007 from $150.7 million in the first quarter of 2006.

Product sales increased $3.3 million to $92.2 million in the first quarter of 2007 from $88.9 million in the first quarter 2006. The increase in product sales is primarily the result of an increase in sales activity and an increase in the number of sales reps specializing in product sales. Product margins increased to 8.8% in first quarter 2007 compared to 7.8% in first quarter 2006. The improvement in margin is related to sales mix and increased focus on leveraging vendor programs.

Service revenues decreased $6.2 million to $55.6 million in first quarter 2007 from $61.8 million in first quarter 2006. This decline was primarily due to a reduction in IT project deployments and reduced staffing headcount requirements by our customers. Service margins increased to 28.0% in the first quarter 2007 compared to 22.9% in the first quarter 2006. The Company continues to take steps to improve utilization and productivity in order to increase margins.

Gross Profit. Gross profit increased $2.7 million to $23.7 million in the first quarter 2007 from $21.0 million in the first quarter 2006. Gross profit, as a percentage of revenue, increased to 16.0% in the first quarter 2007 from 14.0% in the first quarter 2006. This increase in gross margin is primarily due to the increase in both product and service margins.

Operating Expenses. Total operating expenses decreased $2.2 million to $20.8 million in the first quarter 2007 from $23.0 million in the first quarter 2006. The decrease is primarily the result of decreases in payroll and related expenses and professional fees of $0.6 million. Expressed as a percentage of total net product and service revenues, these expenses decreased to 14.1% in the first quarter 2007 from 15.2% for the first quarter 2006.

Income (Loss) from Operations. Income from operations increased $4.7 million, to $2.8 million in the first quarter 2007 from a loss of $1.9 million in the first quarter of 2006. The Company's operating margin increased to 1.9% in the first quarter 2007 as compared to a negative 1.2% in the first quarter 2006. This increase is a result of the increase in gross profit and the decrease in operating expenses as described above.

Net Interest Income (Expense). Net interest income was $0.2 million during the first quarter 2007 as compared to expense of $0.3 million during the first quarter 2006. This decrease in net interest expense was a result of decreased borrowings under the Company's credit facility and an increase in interest earned due to cash on hand.

Income Taxes. The Company's effective income tax rate was 39.4% in the first quarter 2007 compared to 36.3% for the first quarter 2006. This fluctuation was principally related to the book loss in the first quarter 2006 compared to book income in the first quarter 2007. Income tax expense was $1.2 million during the first quarter 2007 as compared to a benefit of $0.8 million during the first quarter 2006.

Net Income (Loss). Net income increased $3.2 million, to $1.8 million in the first quarter 2007 from a $1.4 million net loss in the first quarter 2006. The increase was a result of the factors described above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $0.2 million in the first quarter 2007. Cash used in investing activities was $1.2 million, which included $1.2 million for capital expenditures. Cash used in financing activities was $0.2 million which included $0.4 million for the purchase of treasury stock, and was offset by $0.2 million proceeds from the employee stock purchase plan.

The amount of cash derived from operating activities will vary based on a number of business factors which may change from time to time, including terms of available financing from vendors, downturns in the Company's business and/or downturns in the businesses of the Company's customers. However, a growth or decline in services revenue in conjunction with a change in the proportion of services revenue to total revenue is an underlying driver of operating cash flow during the period of growth because a majority of the Company's service revenue is generated based upon the billings of the Company's technicians. The cash outlay for these labor/payroll costs is incurred bi-weekly with each pay period. The invoicing for the service is generated on various billing cycles as dictated by the customers, and the respective cash inflow typically follows within 30 to 60 days of invoice date, which may be as long as 60 to 120 days from the time the services are performed. This differs from product revenue in that the time period between the time that the Company incurs the cost to purchase the products and collects the revenue from its customer is typically shorter, usually from 0 to 60 days, and the Company primarily orders inventory for a particular customer rather than stocking large amounts of inventory. If an increase in service revenue and in the proportion of service revenue to total revenue occurs, it may result in a significant decrease in cash flows from operating activities during periods of significant growth or periods of excess technical capacity. In addition, certain services, primarily outsourcing contracts for the Company's Life Cycle Services, require that the Company maintain a specific parts inventory for servicing the customer; thus, an increase or decrease in the type of services provided can impact inventory levels and operating cash flows.

Cash flows provided by operating activities in first quarter 2007 were $0.2 million as compared to cash flows used in operating activities of $6.9 million in the first quarter 2006. The decrease in cash flows from operating activities resulted primarily from timing of payments on accounts payable and accounts receivable. Accounts payable decreased operating cash flow by $5.5 million, primarily due to timing of payments. Trade, vendor and other receivables decreased operating cash flow by $1.9 million primarily due to timing of payments from customers and vendors. These decreases were offset by an increase of other current assets of $1.6 million.

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At April 5, 2007, these lines of credit totaled $78.5 million, including $75.0 million with GE Commercial Distribution Finance ("GECDF") and $3.5 million with IBM Credit Corporation ("ICC"). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

The Company has a $165 million Syndicated Credit Facility Agreement with GECDF. The credit facility has a three-year term and its components include a maximum of $75 million for inventory financing and a revolving line of credit, collateralized primarily by accounts receivable, of up to $110 million; provided that the total amount outstanding at any time under the inventory financing facility and the revolving line of credit may not exceed $165 million. Under the agreement, the credit facility provides a letter of credit facility of $5 million. Under the credit facility, the interest rate is based on the London InterBank Offering Rate ("LIBOR") and a pricing grid. As of April 5, 2007 the adjusted LIBOR rate was 7.57%. This credit facility expires June 28, 2007.

At April 5, 2007 and 2006 the Company did not have a balance outstanding under the credit facility. At April 5, 2007 the amount available was $55.7 million.
The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements. Under the terms of the credit facility, the Company is subject to various financial covenants. As of April 5, 2007 the Company was in compliance with those financial covenants.

The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company's capital requirements for the next twelve months. The Company's credit facility expires June 28, 2007. The Company intends to negotiate a new credit facility with terms sufficient for its financing needs and does not anticipate any problems securing a new credit facility before June 28, 2007. However if the company is unable to negotiate a new credit facility, it could adversely affect the Company's ability to operate.

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares, at an aggregate price of no more than $5.0 million. The Company intends to effect such repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the repurchase program out of working capital. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months. The Company purchased 42,200 shares at an average price per share of $8.46 during the first quarter ended April 5, 2007 and 362,615 shares at an average price per share of $7.81 since the buy back program inception.

ITEM  3-QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

The Company is exposed to interest rate risk primarily through its credit facility with GECDF. Due to the Company's current debt position, the Company did not experience a material impact from interest rate risk for the first quarter of fiscal 2007.

Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

ITEM 4-CONTROLS AND PROCEDURES

MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures over financial reporting designed to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that such disclosure controls and procedures were effective, as of April 5th, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                             PART II - OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

There are various legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 1A-RISK FACTORS
Refer to the risk factors included in Part I (Item 1A-risk factors) in our annual report on Form 10-K for the fiscal year ended January 5, 2007 for explanation.

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares, at an aggregate price of no more than $5.0 million. The Company intends to effect such repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be held in treasury or cancelled. The Company anticipates financing the repurchase program out of working capital. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months.

                      Issuer Purchases of Equity Securities

                                                    (c) Total
                                                    number of shares   d) Maximum number
                                      (b) Average   purchased as part  of shares that may yet
                 (a) Total number of  price paid    of publicly        be purchased under the
Period           shares purchased     per share     announced plan     plan
4/6/06 - 5/5/06                    -  $          -                  -                 500,000
5/6/06 - 6/5/06                    -  $          -                  -                 500,000
6/6/06 - 7/5/06               20,000  $       7.17             20,000                 480,000
7/6/06-8/5/06                 11,980  $       7.21             11,980                 468,020
8/6/06-9/5/06                 49,750  $       7.78             49,750                 418,270
9/6/06-10/5/06                90,908  $       7.97             90,908                 327,362
10/6/06-11/5/06                    -  $          -                  -                 327,362
11/6/06-12/5/06               50,399  $       7.42             50,399                 276,963
12/6/06-1/5/07                97,378  $       7.63             97,378                 179,585
1/6/07-2/5/07                 14,000  $       8.00             14,000                 165,585
2/6/07-3/5/07                      -                                -                 165,585
3/6/07-4/5/07                 28,200  $       8.69             28,200                 137,385

                 -------------------                -----------------------------------------
Total                        362,615                          362,615                 137,385
                 ===================                =========================================

During the three months ended April 5, 2007, the Company did not pay any cash dividends. The Company has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends is restricted under the Company's current credit facility. Under such credit facility, cash dividends and stock redemptions are limited to $5 million annually.

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

                                    POMEROY IT SOLUTIONS, INC.
                                    --------------------------
                                           (Registrant)

Date: May 15, 2007                   By:  /s/ Kevin G. Gregory
                                    -------------------------------------------
                                      Kevin G. Gregory
                                      Senior Vice President and
                                      Chief Financial Officer