Form 10-Q
period 2007-07-05
POMEROY IT SOLUTIONS INC
filed 2007-08-14
CIK 883979

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2007

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

The number of shares of common stock outstanding as of July 5, 2007 was 12,335,136

POMEROY IT SOLUTIONS, INC.

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	July 5,	January 5,
	2007	2007
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$11,165	$13,562
Certificates of deposit	1,093	1,076

Accounts receivable:
Trade, less allowance of $2,721 at July 5, 2007 and $4,390 at January 5, 2007	128,647	136,055
Vendor receivables, less allowance of $155 at July 5, 2007 and January 5, 2007	7,785	8,095
Net investment in leases	1,089	1,587
Other	1,044	1,016
Total receivables	138,565	146,753

Inventories	17,321	16,274
Other	9,855	10,791
Total current assets	177,999	188,456

Equipment and leasehold improvements:
Furniture, fixtures and equipment	24,183	22,540
Leasehold improvements	8,477	8,459
Total	32,660	30,999

Less accumulated depreciation	20,605	18,406
Net equipment and leasehold improvements	12,055	12,593

Net investment in leases, net of current portion	21	42
Goodwill	98,314	98,314
Intangible assets, net	2,309	2,634
Other assets	2,841	3,403
Total assets	$293,539	$305,442

See notes to consolidated financial statements.

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	July 5,	January 5,
	2007	2007
	(Unaudited)
LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$61,847	$74,375
Deferred revenue	2,495	2,604
Employee compensation and benefits	8,817	8,642
Accrued restructuring and severance charges	1,267	1,286
Other current liabilities	11,474	11,242
Total current liabilities	85,900	98,149

Accrued restructuring and severance charges	1,708	2,313

Equity:
Preferred stock, $.01 par value; authorized 2,000 shares (no shares issued or outstanding)	-	-
Common stock, $.01 par value; authorized 20,000 shares (13,513 and 13,476 shares issued at July 5, 2007 and January 5, 2007, respectively)	138	137
Paid-in capital	90,453	89,992
Accumulated other comprehensive income	(64)	15
Retained earnings	127,406	126,433
	217,933	216,577
Less treasury stock, at cost (1,177 and 1,130 shares at July 5, 2007 and January 5, 2007)	12,002	11,597
Total equity	205,931	204,980
Total liabilities and equity	$293,539	$305,442

See notes to consolidated financial statements.

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands,except per share data)	Three Months Ended
	July 5,	July 5,
	2007	2006
	(Unaudited)	(Unaudited)

Product and service revenues:
Product	$91,599	$92,081
Service	59,228	72,037
Total revenues	150,827	164,118

Cost of product and service revenues:
Product	84,044	84,322
Service	44,760	55,013
Total cost of revenues	128,804	139,335

Gross profit	22,023	24,783

Operating expenses:
Selling, general and administrative	22,285	20,157
Depreciation and amortization	1,149	1,235
Total operating expenses	23,434	21,392

Income (loss) from operations	(1,411)	3,391

Interest Income	220	161
Interest Expense	(130)	(323)
Interest income (expense), net	90	(162)

Income (loss) before income tax	(1,321)	3,229
Income tax expense (benefit)	(468)	1,198
Net income (loss)	$(853)	$2,031

Weighted average shares outstanding:
Basic	12,330	12,629
Diluted	12,330 *	12,637

Earnings (loss) per common share:
Basic	$(0.07)	$0.16
Diluted	$(0.07)*	$0.16

*Dilutive loss per common share for the three months ended July 5, 2007  would have been  anit-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive  effect of  outstanding stock options.

See notes to consolidated financial statements.

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	Three Months Ended
	July 5,	July 5,
	2007	2006
	(Unaudited)	(Unaudited)

Net income	$(853)	$2,031
Other comprehensive income :
Foreign currency translation adjustment	3	(4)

Comprehensive income	$(850)	$2,027

See notes to consolidated financial statements.

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands,except per share data)	Six Months Ended
	July 5,	July 5,
	2007	2006
	(Unaudited)	(Unaudited)

Product and service revenues:
Product	$183,810	$180,958
Service	114,801	133,852
Total revenues	298,611	314,810

Cost of product and service revenues:
Product	168,111	166,307
Service	84,774	102,684
Total cost of revenues	252,885	268,991

Gross profit	45,726	45,819

Operating expenses:
Selling, general and administrative	42,026	41,776
Depreciation and amortization	2,269	2,569
Total operating expenses	44,295	44,345

Income from operations	1,431	1,474

Interest Income	530	308
Interest Expense	(269)	(779)
Interest income (expense), net	261	(471)

Income before income tax	1,692	1,003
Income tax expense	719	391
Net income	$973	$612

Weighted average shares outstanding:
Basic	12,339	12,622
Diluted	12,647	12,639

Earnings per common share:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

See notes to consolidated financial statements.

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	Six Months Ended
	July 5,	July 5,
	2007	2006
	(Unaudited)	(Unaudited)

Net income	$973	$612
Other comprehensive income:
Foreign currency translation adjustment	(78)	(4)

Comprehensive income	$895	$608

See notes to consolidated financial statements.

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Six Months Ended
	July 5,	July 5,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$973	$612
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,525	2,569
Stock option, restricted stock compensation and employee purchase plan expense	226	896
Restructuring and severance charges	-	133
Goodwill Impairment	-
Bad debt expense	650	-
Amortization of unearned income	(27)	-
Deferred income taxes	564	605
Loss on disposal of fixed assets	-	11
Changes in working capital accounts
Accounts receivable	7,041	(2,585)
Inventories	(1,048)	(1,558)
Other current assets	387	62
Net investment in leases	546	520
Cash overdraft	0	1,992
Accounts payable	(12,528)	19,235
Deferred revenue	(109)	(622)
Income tax payable	-	(58)
Employee compensation and benefits	-	287
Other, net	330	(5,988)
Net operating activities	(470)	16,111
Cash flows from investing activities:
Capital expenditures	(1,662)	(793)
Proceeds from redemption of certificates of deposit	-	531
Purchases of certificates of deposit	(18)	(91)
Payment for covenant not-to-compete	-	(285)
Acquisition of businesses	0	(738)
Net investing activities	(1,680)	(1,376)
Cash flows from financing activities:
Net payments of short-term borrowings	-	(15,304)
Proceeds from exercise of stock options	90	192
Purchase of treasury stock	(405)	(144)
Proceeds from issuance of common shares for employee stock purchase plan	146	163
Net financing activities	(169)	(15,093)
Effect of exchange rate changes on cash and cash equivalents	(78)	(4)
Change in cash and cash equivalents	(2,397)	(362)
Cash and cash equivalents:
Beginning of period	13,562	447
End of period	$11,165	$85

See notes to consolidated financial statements.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.   Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the three and six-month period ended July 5, 2007 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2008.

2.	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  Effective January 6, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. As a result of the implementation of FIN 48, we recognized a $231,000 increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to retained earnings in accordance with the provisions of this statement.

The Company’s policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  As of January 5, 2007, we had accrued $309,000 for payment of such interest.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement will be effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.   The Company is evaluating the impact of adopting SFAS No. 159 in its consolidated financial statements when it is adopted in 2008.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).  EITF 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and concludes that the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board ("APB") No. 22, Disclosures of Accounting Policies.  For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 requires disclosure of the amounts of those taxes in interim and annual financial statements, if those amounts are significant.  EITF 06-3 became effective for interim and annual reporting periods beginning after December 15, 2006.  The adoption of the standard, effective January 6, 2007, did not have a significant impact on the consolidated financial statements.  The Company's existing accounting policy is to present taxes within the scope of EITF 06-3 on a net basis.

3.	Cash and Short-Term Borrowings

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At July 5, 2007, these lines of credit totaled $91.5 million, including $80.0 million with GE Commercial Distribution Finance (“GECDF”), $8 million with Hewlett-Packard Company and $3.5 million with IBM Credit Corporation (“ICC”). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

Effective June 25, 2007, the Company amended its Syndicated Credit Facility Agreement with GE Commercial Distribution Finance.  The primary provisions of  the Amendment  were to:  (i)  to extend the Revolving Credit Termination Date from June 25, 2007 to June 25, 2008; (ii)  to decrease the total credit facility to $100MM (previously $165MM) with  a maximum of $80.0MM (previously $75.0MM) for inventory financing and revolver collateralized primarily by accounts receivable, of up to $80 million (previously $110 Million); (iii)  to revise the participating lenders so that as amended GECDF (also known as the “Agent”) will extend fifty percent of the credit with the continuing banks extending credit in the following percentages: National City Bank at 18.7%, PNC Bank at 18.7% and Bank of America at 12.6%; and (iv)  allows for either the Borrower or Agent, with a certain notice period, to require that the continuing Lenders assign their commitments to either the GECDF or another Lender.

Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid.  As of July 5, 2007, the adjusted LIBOR rate was 7.57%.

The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as payment towards balances outstanding under the Company’s credit facility. As of July 5, 2007 and January 5, 2007, the Company had no outstanding balance under the Company’s credit facility. At July 5, 2007 the amount available was $51.9 million.

Under the terms of the credit facility, the Company is subject to various financial covenants including maintenance of a minimum level of tangible net worth, a minimum fixed charge coverage ratio, a maximum ratio of total funded indebtedness to EBITDA, and a maximum net loss after tax.  As of July 5, 2007, the Company was in compliance with those financial covenants.

The Company  believes  that  the  anticipated  cash flow from operations and current financing  arrangements  will  be  sufficient  to  satisfy  the Company’s  capital requirements  for  the next twelve months

The credit facility also provides a letter of credit facility of $5.0 million.  At July 5, 2007 and January 5, 2007, the Company had several outstanding letters of credit issued to worker’s compensation insurance providers totaling $1.3 million and $1.4 million, respectively, that have various expiration dates through December 2007.  The outstanding letters of credit reduce the amount available under the credit facility.

During first six months of 2007, the Company did not pay any cash dividends.  Pomeroy has no plans to pay cash dividends in the foreseeable future and the payment of such dividends are restricted under Pomeroy’s current credit facility.  Under such credit facility, cash dividends and stock redemptions are limited to $5 million annually.

4.	Stock-Based Compensation

During the six months ended July 5, 2007, the Company awarded 46,500 shares of restricted common stock, which vest over a 4-year period.  Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants.   During the six months ended July 5, 2007 there were 100,250 restricted shares that were forfeited.  The accrued expense associated with these shares of $0.3 million was reversed during this period. Total compensation expense recognized in the six months ended July 5, 2007 for unvested shares was ($13) thousand.  During the six months ended July 5, 2006, the Company made no restricted stock awards.  As of July 5, 2007, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $1.9 million, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

		Weighted Average
	Shares	Exercise price
Restricted common stock outstanding January 5, 2007	183,519	$9.46
Granted	144,603	7.44
Vested	-	-
Forfeitures	(6,795)	-
Restricted common stock outstanding April 5, 2007	321,327	$8.57
Granted	46,500	9.62
Vested	-	-
Forfeitures	(100,250)	-
Restricted common stock outstanding July 5, 2007	267,577	$8.20

The approximate unamortized stock option compensation as of July 5, 2007, which will be recorded as expense in future periods, is $201 thousand.  The weighted average time over which this expense will be recorded is approximately 6 months.   Total compensation expense recognized in the six months ended July 5, 2007 for stock options was $203 thousand.

For the three and six months ended July 5, 2007, the Company recognized approximately $21 thousand and $36 thousand in expense related to the stock purchase plan due to it being compensatory under FAS 123R.

5.	Earnings per Common Share

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

(in thousands, except per share data)
	Three Months Ended July 5,
	2007			2006
			Per Share		Per Share
	Shares		Amount	Shares	Amount
Basic EPS	12,330		$(0.07)	12,629	$0.16
Effect of dilutive stock options	-	*	- *	8	-
Diluted EPS	12,330		$(0.07)	12,637	$0.16

*Not presented herein since effect on loss per common share is anti-dilutive for the  three months ended July 5, 2007.  Had effect on loss per common share not been anti-dilutive,  the number of diluted shares would have been 12,699 for the three months ended July 5, 2007.

(in thousands, except per share data)
	Six Months Ended July 5,
	2007		2006
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic EPS	12,339	$0.08	12,622	$0.05
Effect of dilutive stock options	308	-	17	-
Diluted EPS	12,647	$0.08	12,639	$0.05

6.	Treasury Stock

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares at an aggregate price of no more than $5.0 million. The Company intends to effect such repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.  The acquired shares will be held in treasury or cancelled.  The Company anticipates financing the repurchase program out of working capital. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months.  The Company purchased 47,400 shares at an average price per share of $8.50 during the first six months ended July 5, 2007 and 367,815 shares at an average price per share of $7.83 since the buy back program inception.

7.	Goodwill and Long-Lived Assets

Intangible assets with definite lives are amortized over their estimated useful lives.

Pursuant to the provisions of SFAS 142, the Company prepares its goodwill impairment testing on an annual basis, and reflects the results of that testing in its annual consolidated financial statements included in its Annual Report on Form 10-K.  As part of its goodwill impairment testing, the Company reviews various factors, such as the market price of the Company’s common stock, discounted cash flows from projected earnings and values for comparable companies to determine whether impairment exists. Based on our financial results and stock price the Company will be performing its annual goodwill impairment testing during the third quarter and it is possible that a goodwill impairment may result.

8.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)
	Six Months Ended July 5,
	2007	2006
Interest paid	$92	$671
Income taxes paid	$(560)	$89

Business combinations accounted for as purchases:
Assets acquired	$-	$738

9.	Litigation

On July 5, 2007, we filed a report on Form 8-K reporting that (i) Stephen E. Pomeroy's employment with the Company was terminated on July 3, 2007; (ii) pursuant to his employment agreement, Stephen Pomeroy was entitled to receive his base salary, at the current rate, as well as all other unpaid amounts that were owed to him, including amounts under our compensation plans and programs, certain business expense reimbursements and certain life insurance payments, through July 20, 2007; and (iii) in connection with his termination of employment, Stephen Pomeroy would forfeit restricted stock grants of 99,000 shares of the Company's common stock. On July 23, 2007, we received a letter from legal counsel for Mr. Stephen Pomeroy stating that he disputes the bases for his termination. Mr. Stephen Pomeroy's counsel also sent a letter to the Company purporting to give a "notice of dispute" as provided for in the employment agreement.

The company disagrees with Mr. Stephen Pomeroy's assertions and intends to defend its position vigorously. If it is subsequently determined that Mr. Stephen Pomeroy was not properly terminated, then the company would owe compensation to Mr. Stephen Pomeroy that would include his full base salary, bonuses, and all employee benefits for the balance of his term of employment as in effect immediately prior to his termination of employment, plus his legal fees and expenses incurred in disputing his termination.

There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

10.	Restructuring and Severance Charges

The Company recorded during fiscal 2004 a charge for severance in the amount of $1.447 million related to the resignation of David B. Pomeroy II as CEO of the Company.  Mr. David Pomeroy will continue to serve as Chairman of the Board of the Company.  Mr. David Pomeroy will continue to receive severance payments through January 2009.

As of July 5, 2007, the restructuring and severance charge accrual, consisted of the following:

(in thousands)	Severance
Accrual balance at January 5, 2007	$160
Cash payments	(60)
Accrual balance at April 5, 2007	$100
Cash payments	-
Accrual balance at July 5, 2007	$100

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

(in thousands)	Facility consolidation
Liability balance at January 5, 2007	$3,425
Cash payments	(278)
Liability balance at April 5, 2007	$3,147
Cash payments	(280)
Liability balance at July 5, 2007	$2,867

Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements regarding future financial results of the Company. The words “expect,” “estimate,” “anticipate,” “predict,” and similar expressions are intended to identify forward-looking statements. Such statements are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in our Annual Report on Form 10-K under “Item 1A Risk Factors” and in this document including, without limitation, those statements made in conjunction with the forward-looking statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations". All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

RESULTS OF OPERATIONS

The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of product and service revenues:

	Net Product and Service Revenues				Net Product and Service Revenues
Financial Results	For the Three Months Ended July 5,				For the Six Months Ended July 5,

	2007	% of Revenues	2006	% of Revenues	2007	% of Revenues	2006	% of Revenues

Net product and service revenues:
Product	$91,599	60.7%	$92,081	56.1%	$183,810	61.6%	$180,958	57.5%
Service	59,228	39.3%	72,037	43.9%	114,801	38.4%	133,852	42.5%
Total revenues	150,827	100.0%	164,118	100.0%	298,611	100.0%	314,810	100.0%

Gross profit
Product	7,555	5.0%	7,759	4.7%	15,699	5.3%	14,651	4.7%
Service	14,468	9.6%	17,024	10.4%	30,027	10.1%	31,168	9.9%
Total gross profit	22,023	14.6%	24,783	15.1%	45,726	15.3%	45,819	14.6%

Gross profit %
Product %	8.2%		8.4%		8.5%		8.1%
Service %	24.4%		23.6%		26.2%		23.3%

Operating expenses:
Selling, general and administrative	22,285	14.8%	20,157	12.3%	42,026	14.1%	41,776	13.3%
Depreciation and amortization	1,149	0.8%	1,235	0.8%	2,269	0.8%	2,569	0.8%
Total operating expenses	23,434	15.5%	21,392	13.0%	44,295	14.8%	44,345	14.1%

Income from operations	(1,411)	-0.9%	3,391	2.1%	1,431	0.5%	1,474	0.5%

Interest income	220	0.1%	161	0.1%	530	0.2%	308	0.1%
Interest expense	(130)	-0.1%	(323)	-0.2%	(269)	-0.1%	(779)	-0.2%
Interest income (expense), net	90	0.1%	(162)	-0.1%	261	0.1%	(471)	0.0%

Income before income tax	(1,321)	-0.9%	3,229	2.0%	1,692	0.6%	1,003	0.3%
Income tax expense (benefit)	(468)	-0.3%	1,198	0.7%	719	0.2%	391	0.1%

Net income (loss)	$(853)	-0.6%	$2,031	1.3%	$973	0.3%	$612	0.2%

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2007 versus Second Quarter 2006

Revenues

Total Revenue in the second quarter of fiscal 2007 was $150.8 million compared to $164.1 million in the second quarter of 2006 a decline of $13.3 million.

Product Revenue:
Product Revenue accounted for $0.5 million of the decline in Total Revenue.  Product Revenue was $91.6 million in the second quarter of 2007.  During the second quarter, approximately 36% of our product revenue came from Advanced Technology sales.  Our Advanced Technology sales increased by approximately 10% or $3 million compared to the second quarter of 2006. This growth was offset by a decline in the sale of Commodity Technologies.

Service Revenue:
Service Revenue accounted for $12.8 million of the Total Revenue decline.  Service Revenue was $59.2 million in the second quarter of 2007.  The majority of the decline in the second quarter of 2007 was the result of a reduction in placements at a large staffing engagement and project work that occurred in the second quarter of 2006 that was not repeated in the second quarter of 2007.

Staff Sourcing revenue accounted for approximately 30% of our Service Revenue in the second quarter.  Staff Sourcing revenue declined $5.5 million, compared to the second quarter of 2006.  This decline was the result of a reduction of $6.3 million in placements at a large staffing engagement.  Exclusive of this one engagement Staff Sourcing revenue grew approximately 15% or $0.8 million.

OEM Warranty revenue was approximately 22% of our Services Revenue in the second quarter.  OEM Warranty revenue was down $0.2 million or 1.5% compared to the second quarter of 2006.  The OEM Warranty revenue is closely linked to our product sales and growth is generally in line with product growth.

Outsourcing and Project revenue accounted for 48% of Services Revenue in the second quarter.  Outsourcing and Project revenue declined $7.1 million compared to the second quarter of 2006.  The majority of this decline relates to project work that occurred in the second quarter of 2006 and was not repeated in the second quarter of 2007.

Gross Profit

Gross Profit was $22.0 million in the second quarter of 2007 compared to $24.8 million in the second quarter of 2006.  Gross Profit, as a percentage of revenue, was 14.6% in the second quarter of 2007 as compared to 15.1% in the second quarter of 2006.  The decline in gross profit is primarily due to revenue mix with more of the revenue coming from lower margin product revenue this year (60.7%) versus last year (56.1%).

Product Gross Profit:
Product Gross Profit was $7.6 million in the second quarter of 2007 compared to $7.8 million in the second quarter of 2006.  Gross profit margins were 8.2% in the second quarter of 2007 compared to 8.4% in the second quarter of 2006.  Continuing pricing pressures impacted our Product Gross Profit margins.

Service Gross Profit:
Service Gross Profit was $14.5 million in the second quarter of 2007 compared to $17.0 million in the second quarter of 2006.  The decline in Service Gross Profit of $2.5 million was driven by the decline in Staff Sourcing revenue (resulted in approximately $0.9 million decline in Gross Profit) and Outsourcing and Project revenue (resulted in approximately $2.1 million decline in Gross Profit) offset by improved utilization and productivity.  Service margins increased to 24.4% in the second quarter of 2007 from 23.6% in the second quarter of 2006 as a result of higher margin sales and steps taken to improve utilization and productivity.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2007 versus Second Quarter 2006 (Continued)

Operating Expenses

Total operating expenses were $23.4 million in the second quarter of 2007 compared to $21.4 million in the second quarter of 2006.  Operating expenses were impacted by $2.8 million in non-routine expenses including payments related to prior acquisitions; legal, consulting and settlement costs related to non-routine corporate matters including the contested Proxy; bad debts and others accruals.  The Company did not resolve several of these issues until the third quarter and, therefore, expects additional cost associated with these items in the third quarter.

Expressed as a percentage of total net product and service revenues, operating expenses increased to 15.5% in the second quarter of 2007 from 13.0% for the second quarter of 2006.

Income (Loss) from Operations

Income (loss) from operations was $(1.4) million in the second quarter of 2007 as compared to $3.4 million in the second quarter of 2006. The Company's operating margin was (0.9%) in the second quarter of 2007 as compared to 2.1% in the second quarter of 2006.  This decrease is a result of the decline in gross profit and an increase in operating expenses as described above.

Net Interest Income (Expense)

Net interest income was $0.1 million during the second quarter of 2007 as compared to expense of ($0.2) million during the second quarter of 2006. The increase in net interest income was a result of decreased borrowings under the Company’s credit facility and an increase in interest earned due to cash on hand.  Cash on hand has improved due to increased efforts to collect accounts receivable and improvements in cash forecasting.

Income Taxes

The Company’s effective income tax rate was 38.0% in the second quarter 2007 compared to 37.1 % for the second quarter 2006.  This fluctuation was principally related to the effect of permanent differences in the calculation of federal income taxes.  There was an Income Tax benefit of $0.5 million during the second quarter 2007 as compared to Income Tax expense of $1.2 million during the second quarter 2006.

Net Income (Loss)

Net income was $(0.9) million in the second quarter of 2007 as compared to $2.0 million in the second quarter of 2006.  The increase was a result of the factors described above.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

July 5, 2007 YTD versus July 5, 2006 YTD

Revenues

Revenue in the first six months of 2007 was $298.6 million compared to $314.8 million in the first six months of 2006 a decline of $16.2 million.

Product Revenue:
Product Revenue increased $2.9 million compared to the first six months of 2006, growth of 1.6%.  Product Revenue was $183.8 million in the first six months of 2007.   During the first six months of 2007 approximately 38% of our product revenue came from Advanced Technology sales.  Our Advanced Technology sales increased by approximately 13% or $8 million compared to the first six months of 2006.  This growth was offset by declines in sales of Commodity Technologies.

Service Revenue:
Service Revenue accounted for $19.1 million of the Total Revenue decline.  Service Revenue was $114.8 million for the first six months of 2007.  The majority of the decline in the second quarter of 2007 was the result of a reduction in placements at a large staffing engagement and project work that occurred in the second quarter of 2006 that was not repeated in the second quarter of 2007.

Staff Sourcing revenue accounted for approximately 32% of our Service Revenue in the first six months of 2007.  Staff Sourcing revenue declined $6.5 million compared to the second quarter of 2006.  This decline was primarily the result of a $5.9 million reduction in Staff Sourcing revenue at a large staffing engagement.

OEM Warranty revenue was approximately 16% of our Services Revenue in the first six months of 2007.  Compared to the first six months of 2006, Warranty revenue declined $2.5 million as a result of weak first quarter results.

Outsourcing and Project revenue accounted for 52% of Services Revenue in the first six months of 2007.  Outsourcing and Project revenue declined $10.1 million compared to the first six months of 2006.  The majority of this decline relates to project work that occurred during the first six months of 2006 and was not repeated in the first six months of 2007.

Gross Profit

Gross Profit was $45.7 million in the first six months of 2007 as compared to $45.8 million in the first six months of 2006.   Gross profit, as a percentage of revenue, increased to 15.3% in the first six months of 2007 from 14.6% in the first six months of 2006.  The increase in Gross Profit margins is the result of gross margin improvements on both product and service revenue.

Product Gross Profit:
Product Gross Profit was $15.7 million in the first six months of 2007 compared to $14.7 million in the first six months of 2007.  Gross Profit margins increased to 8.5% in the first six months of 2007 from 8.1% in the first six months of 2006.  The improvement in Product Gross Profit and Product Gross Profit margins is related to increased sales of higher margin Advanced Technology products.

Service Gross Profit:
Service Gross Profit was $30.0 million in the first six months of 2007 compared to $31.2 million in the first six months of 2006.  Product Gross Profit was adversely impacted by declines in Service Revenue.   Service Gross Profit margins increased to 26.2% in the first six months of 2007 from 23.3% in the first six months of 2006.  Service Gross Profit margins improved due to increased utilization and productivity.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

July 5, 2007 YTD versus July 5, 2006 YTD (Continued)

Operating Expenses

Operating Expenses were $44.3 million in both the first six months of 2007 and the first six months of 2006.   For the first six months of 2007, Operating Expenses included $2.8 million in non-routine expenses including payments related to prior acquisitions; legal, consulting and settlement costs related to corporate matters including the contested Proxy; bad debts and others accruals.  The Company did not resolve several of these issues until the third quarter and, therefore, expects additional cost associated with these items in the third quarter.

Expressed as a percentage of revenues, operating expenses increased to 14.8% in the first six months of 2007 from 14.1% for the first six months of 2006.

Income (Loss) from Operations

Income from operations was $1.4 million in both the first six months of 2007 and the first six months of 2006. The Company's operating margin was 0.5% in the first six months of 2007 as compared to 0.5% in the first six months of 2006.

Net Interest Income (Expense)

Net interest income was $0.3 million during the first six months of 2007 as compared to net interest expense of ($0.5) million during the first six months of 2006. This increase in net interest income was a result of decreased borrowings under the Company’s credit facility and an increase in interest earned due to cash on hand.  Cash on hand has improved due to increased efforts to collect accounts receivable and improvements in cash forecasting.

Income Taxes

The Company’s effective income tax rate was 40.4% in the first six months of fiscal 2007 compared to 39.0% in the first six month of fiscal 2006.  Income tax expense was $0.7 million during the first six months of fiscal 2007 as compared to $0.4 million during the first six months of fiscal 2006.

Net Income (Loss)

Net income increased $0.3 million, to $1.0 million in the first six months of 2007 from $0.6 million in the first six months of 2006.  The increase was a result of the factors described above.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $.5 million in the first six months of 2007. Cash used in investing activities was $1.7 million, which included $1.7 million for capital expenditures.  Cash used in financing activities was $.2 million which included $.4 million for the purchase of treasury stock, and was offset by $.2 million proceeds from the employee stock purchase plan.

The amount of cash derived from operating activities will vary based on a number of business factors which may change from time to time, including terms of available financing from vendors, downturns in the Company’s business and/or downturns in the businesses of the Company’s customers.  However, a growth or decline in services revenue in conjunction with a change in the proportion of services revenue to total revenue is an underlying driver of operating cash flow during the period of growth because a majority of the Company’s service revenue is generated based upon the billings of the Company’s technicians.  The cash outlay for these labor/payroll costs is incurred bi-weekly with each pay period.  The invoicing for the service is generated on various billing cycles as dictated by the customers, and the respective cash inflow typically follows within 30 to 60 days of invoice date, which may be as long as 60 to 120 days from the time the services are performed.   This differs from product revenue in that the time period between the time that the Company incurs the cost to purchase the products and collects the revenue from its customer is typically shorter, usually from 0 to 60 days, and the Company primarily orders inventory for a particular customer rather than stocking large amounts of inventory.  If an increase in service revenue and in the proportion of service revenue to total revenue occurs, it may result in a significant decrease in cash flows from operating activities during periods of significant growth or periods of excess technical capacity.  In addition, certain services, primarily outsourcing contracts for the Company’s Life Cycle Services, require that the Company maintain a specific parts inventory for servicing the customer; thus, an increase or decrease in the type of services provided can impact inventory levels and operating cash flows.

Cash flows consumed by operating activities in first six months of 2007 were $.5 million as compared to cash flows generated in operating activities of $16.1 million in the first six months of 2006.  The decrease in cash flows from operating activities resulted primarily from timing of payments on accounts payable and receivable.   Changes in timing of payables accounted for $32 million of the decrease in the operating cash flow.  Collection of receivables accounted for an improvement of $9.6 million in operating cash flow.  Changes in other current liabilities accounted for an improvement of $6 million in operating cash flow.

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At July 5, 2007, these lines of credit totaled $91.5 million, including $80.0 million with GE Commercial Distribution Finance (“GECDF”), $8 million with Hewlett-Packard Company and $3.5 million with IBM Credit Corporation (“ICC”). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

Effective June 25, 2007, the Company amended its Syndicated Credit Facility Agreement with GE Commercial Distribution Finance. The primary provisions of  the Amendment were to:   (i)  to extend the Revolving Credit Termination Date from June 25, 2007 to June 25, 2008; (ii)  to decrease the total credit facility to $100 million (previously $165 million) with a maximum of $80.0 million  (previously $75.0 million) for inventory financing and revolver collateralized primarily by accounts receivable, of up to $80.0 million (previously $100 million); (iii)  to revise the participating lenders so that as amended GECDF (also known as the “Agent”) will extend fifty percent of the credit with the continuing banks extending credit in the following percentages: National City Bank at 18.7%, PNC Bank at 18.7% and Bank of America at 12.6%; and (iv) allows for either the Company or Agent, with a certain notice period, to require that the continuing Lenders assign their commitments to either the GECDF or another Lender.  The credit facility also provides a letter of credit facility of $5.0 million.

Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid.  As of July 5, 2007, the adjusted LIBOR rate was 7.57%.

At July 5, 2007 and 2006 the Company did not have a balance outstanding under the credit facility although the company had several outstanding letters of credit issued to Workers Compensation providers totaling $1.8 million and $1.4 million respectively.  At July 5, 2007 the amount available was $51.9 million.   The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements.  Under the terms of the credit facility, the Company is subject to various financial covenants.  As of July 5, 2007 the Company was in compliance with those financial covenants.

The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company’s capital requirements for the next twelve months.

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares, at an aggregate price of no more than $5.0 million. The Company intends to effect such repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.  The acquired shares will be held in treasury or cancelled.  The Company anticipates financing the repurchase program out of working capital. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months.  The Company purchased 47,400 shares at an average price per share of $8.50 during the first six months ended July 5, 2007 and 367,815 shares at an average price per share of $7.83 since the buy back program inception.

Item 3-Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to interest rate risk primarily through its credit facility with GECDF.  Due to the Company’s current debt position, the Company did not experience a material impact from interest rate risk for the first six months of fiscal 2007.

Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

Item 4-Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures over financial reporting designed to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that such disclosure controls and procedures were effective, as of July 5th, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1-Legal Proceedings

On July 5, 2007, we filed a report on Form 8-K reporting that (i) Stephen E. Pomeroy's employment with the Company was terminated on July 3, 2007; (ii) pursuant to his employment agreement, Stephen Pomeroy was entitled to receive his base salary, at the current rate, as well as all other unpaid amounts that were owed to him, including amounts under our compensation plans and programs, certain business expense reimbursements and certain life insurance payments, through July 20, 2007; and (iii) in connection with his termination of employment, Stephen Pomeroy would forfeit restricted stock grants of 99,000 shares of the Company's common stock. On July 23, 2007, we received a letter from legal counsel for Mr. Pomeroy stating that he disputes the bases for his termination. Mr. Pomeroy's counsel also sent a letter to the Company purporting to give a "notice of dispute" as provided for in the employment agreement.

We disagree with Mr. Pomeroy's assertions and the Company intends to defend its position vigorously. If it is subsequently determined that Mr. Pomeroy was not properly terminated, then we would owe compensation to Mr. Pomeroy that would include his full base salary, bonuses, and all employee benefits for the balance of his term of employment as in effect immediately prior to his termination of employment, plus his legal fees and expenses incurred in disputing his termination.

There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 1A-Risk Factors

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended January 5, 2007.

Item 2-Unregistered Sales of Equity Securities and Use of Proceeds

(c) On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares, at an aggregate price of no more than $5.0 million. The Company intends to effect such repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.  The acquired shares will be held in treasury or cancelled.  The Company anticipates financing the repurchase program out of working capital. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Maximum number of shares that may yet be purchased under the plan
4/6/06 - 5/5/06	-	$-	-	500,000
5/6/06 - 6/5/06	-	$-	-	500,000
6/6/06 - 7/5/06	20,000	$7.17	20,000	480,000
7/6/06-8/5/06	11,980	$7.21	11,980	468,020
8/6/06-9/5/06	49,750	$7.78	49,750	418,270
9/6/06-10/5/06	90,908	$7.97	90,908	327,362
10/6/06-11/5/06	-	$-	-	327,362
11/6/06-12/5/06	50,399	$7.42	50,399	276,963
12/6/06-1/5/07	97,378	$7.63	97,378	179,585
1/6/07-2/5/07	14,000	$8.00	14,000	165,585
2/6/07-3/5/07	-		-	165,585
3/6/07-4/5/07	28,200	$8.69	28,200	137,385
4/6/07 - 5/5/07	5,200	$9.28	5,200	132,185
5/6/07 - 6/5/07		$-		132,185
6/6/07 - 7/5/07		$-		132,185

Total	367,815		367,815	132,185

During the six months ended July 5, 2007, the Company did not pay any cash dividends.  The Company has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends is restricted under the Company’s current credit facility.  Under such credit facility, cash dividends and stock redemptions are limited to $5 million annually.

Item 3-Defaults Upon Senior Securities

None

Item 4-Submission of Matters to a Vote of Security Holders

The Company’s 2007 Annual Meeting of Shareholders (the "Annual Meeting") was held on July 31, 2007.  Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act.    A revised proxy was issued on July 16th, 2007 to shareholders of record as of June 6, 2007 for voting on the following matters:

In connection with the July 31, 2007 annual meeting of the Company’s stockholders, D.F. King & Co., Inc. received executed proxies from stockholders of record as of the close of business on June 6, 2007.  The total number of issued and outstanding shares as of the record date was 12,701,863 shares, each one vote per share.

The following individuals were elected to serve as directors:

Director:	FOR	WITHHELD
David B. Pomeroy, II	7,897,052	1,923,216
Kevin G. Gregory	8,430,988	1,389,280
William H. Lomicka	9,781,695	38,573
Vincent D. Rinaldi	9,701,841	118,427
Debra E. Tibey	9,724,184	96,084
Kenneth R. Waters	9,781,695	38,573
David G. Boucher	9,781,695	38,573
Ronald E. Krieg	9,781,695	38,573
Jonathan Starr	9,743,824	76,444
Richard S. Press	9,778,355	41,913
Michael A. Ruffolo	9,778,905	41,363

These eleven directors that were nominated to the Company’s Board of Directors will serve until the 2008 Annual General Meeting of Shareholders.

Of the Proxies referred to above, the following numbers of shares were voted as indicated regarding approving the ratification of appointment of BDO Seidman, LLP as independent registered public accounting firm:

For	9,782,665
Against	35,538
Abstain	2,065

As previously reported by the Company in its Form 8-K and Supplement to its Proxy Statement, both filed on July 16, 2007, the Company entered into a Settlement Agreement on July 12, 2007 with Flagg Street Capital LLC, Flagg Street Partners LP, Flagg Street Partners Qualified LP, Flagg Street Offshore LP, Jonathon Starr, Michael A, Ruffolo, and Richard S. Press.  The settlement Agreement settled the proxy contest between the Company and Flagg Street in connection with the Company’s 2007 Annual Meeting of Stockholders.

Item 5-Other Information

None

Item 6-Exhibits

(a)	Exhibits

10.1	2007 Compensation Plan of Kevin Gregory, dated May 22, 2007, incorporated by reference to Exhibit 10.(iii)(o)(2) to the Company’s Form 8-K filed May 29, 2007.

10.2	Amendment No. 4 to Amended and Restated Credit Facilities Agreement, incorporated by reference to Exhibit 10.(i)(mm)(i) to the Company’s Form 8-K filed June 29,2007.

10.3
Settlement Agreement, dated July 12,2007, by and among Flagg Street Capital LLC, Flagg Street Partners LP, Flagg Street Partners Qualified LP, Flagg Street Offshore, LP, Jonathan Starr (collectively, “Flagg Street”), Michael A. Ruffolo, Richard S. Press and the Company, incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed July 13, 2007.

31.1	Section 302 CEO Certification
31.2	Section 302 CFO Certification
32.1	Section 906 CEO Certification
32.2	Section 906 CFO Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POMEROY IT SOLUTIONS, INC.
(Registrant)

Date: August 14, 2007	By: /s/ Kevin G. Gregory

Kevin G. Gregory
President, Chief Executive Officer and Chief Financial Officer