Form 10-Q
period 2007-10-05
POMEROY IT SOLUTIONS INC
filed 2007-11-15
CIK 883979

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2007

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

YES ☐  NO ☒

The number of shares of common stock outstanding as of October 5, 2007 was 12,335,136

POMEROY IT SOLUTIONS, INC.

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands)	October 5,	January 5,
	2007	2007
ASSETS

Current Assets:
Cash and cash equivalents	$5,728	$13,562
Certificates of deposit	1,103	1,076

Accounts receivable:
Trade, less allowance of $3,447 and $4,390, respectively	130,608	139,225
Vendor, less allowance of $355 and $155, respectively	9,534	8,095
Net investment in leases	841	1,587
Other	762	1,367
Total receivables	141,745	150,274

Inventories	19,709	16,274
Other	11,927	10,791
Total current assets	180,212	191,977

Equipment and leasehold improvements:
Furniture, fixtures and equipment	19,660	22,540
Leasehold improvements	8,583	8,459
Total	28,243	30,999

Less accumulated depreciation	19,037	18,406
Net equipment and leasehold improvements	9,206	12,593

Net investment in leases, net of current portion	11	42
Goodwill	-	98,314
Intangible assets, net	2,160	2,634
Other assets	11,875	3,403
Total assets	$203,464	$308,963

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands)
	October 5, 2007	January 5, 2007
LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$67,946	$74,726
Deferred revenue	2,307	2,604
Employee compensation and benefits	6,836	8,642
Accrued facility closing cost and other liability	1,295	1,286
Other current liabilities	9,141	14,412
Total current liabilities	87,525	101,670

Accrued facility closing cost and other liability	1,383	2,313

Equity:
Preferred stock, $.01 par value; authorized 2,000 shares (no shares issued or outstanding)	-	-
Common stock, $.01 par value; authorized 20,000 shares (13,513 and 13,476 shares issued at October 5, 2007 and January 5, 2007, respectively)	138	137
Paid-in capital	90,868	89,992
Accumulated other comprehensive income (loss)	(60)	15
Retained earnings	35,612	126,433
	126,558	216,577
Less treasury stock, at cost (1,177 and 1,130 shares at October 5, 2007 and January 5, 2007)	12,002	11,597
Total equity	114,556	204,980
Total liabilities and equity	$203,464	$308,963

 (The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share data)	Three Months Ended
	October 5,	October 5,
	2007	2006
Product and service revenues:
Product	$96,495	$93,678
Service	56,219	61,255
Total revenues	152,714	154,933

Cost of product and service revenues:
Product	87,282	86,307
Service	44,702	45,966
Total cost of revenues	131,984	132,273

Gross profit	20,730	22,660

Operating expenses:
Selling, general and administrative	20,344	19, 482
Depreciation and amortization	1,367	1,250
Goodwill impairment	98,314	3,472
Bad debt	2,413	-
Loss on asset disposal	1,828	22
Other	-	89
Total operating expense	124,266	24,315

(Loss) from operations	(103,536)	(1,655)

Interest Income	169	124
Interest Expense	(98)	(128)
Interest income (expense), net	71	(4)

(Loss) before income tax (benefit)	(103,465)	(1,659)
Income tax (benefit)	(11,671)	(647)
Net (loss)	$(91,794)	$(1,012)

Weighted average shares outstanding:
Basic	12,335	12,591
Diluted	12,335 *	12,591

Earnings (loss) per common share:
Basic	$(7.44)	$(0.08)
Diluted	$(7.44)*	$(0.08)

*Dilutive loss per common share for the three months ended October 5, 2007 and 2006 would have been anti-dilutive if the number of weighted average shares outstanding was adjusted to reflect the dilutive effect of outstanding stock options.

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(in thousands)	Three Months Ended
	October 5,	October 5,
	2007	2006
Net (loss)	$(91,794)	$(1,012)
Other comprehensive income (loss):
Foreign currency translation adjustment	3	(1)

Comprehensive (loss)	$(91,791)	$(1,013)

 (The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands)	Nine Months Ended
	October 5,	October 5,
	2007	2006
Product and service revenues:
Product	$280,305	$274,636
Service	171,020	195,107
Total revenues	451,325	469,743

Cost of product and service revenues:
Product	255,393	252,614
Service	129,476	148,650
Total cost of revenues	384,869	401,264

Gross profit	66,456	68,479

Operating expenses:
Selling, general and administrative	61,720	61,045
Depreciation and amortization	3,636	3,819
Goodwill impairment	98,314	3,472
Bad debt	3,063	190
Loss on asset disposal	1,828	34
Other	-	99
Total operating expenses	168,561	68,659

(Loss) from operations	(102,105)	(180)

Interest Income	699	431
Interest Expense	(367)	(906)

Interest income (expense), net	332	(475)
(Loss) before income tax (benefit)	(101,773)	(655)

Income tax (benefit)	(10,952)	(255)

Net (loss)	$(90,821)	$(400)
Weighted average shares outstanding:
Basic	12,338	12,611
Diluted	12,338 *	12,611 *
(Loss) per common share:
Basic	$(7.36)	$(0.03)
Diluted	$(7.36)*	$(0.03)*

*Dilutive loss per common share for the nine months ended October 5, 2007 and 2006 would have been anti-dilutive if the number of weighted average shares outstanding was adjusted to reflect the dilutive effect of outstanding stock options.

(The accompanying notes are an integral part of the financial statements)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(in thousands)	Nine Months Ended
	October 5,	October 5,
	2007	2006

Net (loss)	$(90,821)	$(400)
Other comprehensive income (loss):
Foreign currency translation adjustment	(75)	(5)

Comprehensive (loss)	$(90,896)	$(405)

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Nine Months Ended
	October 5,	October 5,
	2007	2006
Cash flows from operating activities:
Net (Loss)	$(90,821)	$(400)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,055	3,819
Stock option, restricted stock compensation and employee purchase plan expense	342	1,186
Restructuring and severance charges	(921)	133
Goodwill impairment	98,314	3,472
Bad debt expense	3,063	190
Amortization of unearned income	(31)	-
Deferred income taxes	(9,609)	605
Loss on disposal of fixed assets	1,828	67
Changes in working capital accounts
Accounts receivable	4,721	(10,525)
Inventories	(3,436)	(1,780)
Other current assets	(667)	(62)
Net investment in leases	808	862
Accounts payable	(6,779)	22,850
Deferred revenue	(296)	(488)
Income tax payable	-	(705)
Employee compensation and benefits	(1,806)	3,005
Other, net	(4,603)	(5,364)
Net operating activities	(5,838)	16,865
Cash flows from investing activities:
Capital expenditures	(1,898)	(1,172)
Proceeds from redemption of certificates of deposit	-	2,682
Purchases of certificates of deposit	(27)	(102)
Payment for covenant not-to-compete	-	(285)
Acquisition of businesses	-	(738)
Net investing activities	(1,925)	385
Cash flows from financing activities:
Net payments of short-term borrowings	-	(15,304)
Proceeds from exercise of stock options	96	192
Purchase of treasury stock	(405)	(1,350)
Proceeds from issuance of common shares for employee stock purchase plan	313	303
Net financing activities	4	(16,159)

Effect of exchange rate changes on cash and cash equivalents	(75)	(5)
Change in cash and cash equivalents	(7,834)	1,086
Cash and cash equivalents:
Beginning of period	13,562	1,486

End of period	$5,728	$2,572

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The consolidated financial statements of Pomeroy IT Solutions, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.   Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the three and nine-month period ended October 5, 2007 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2008.

2.   Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on January 6, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. As a result of the implementation of FIN 48, the Company recognized a $231,000 increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to retained earnings in accordance with the provisions of this statement.

The Company’s policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  As of January 6, 2007, we had accrued $309,000 for payment of such interest.

Our total unrecognized tax benefits as of January 6, 2007 (the date of adoption) totaled approximately $1,823,000. The unrecognized benefits that, if recognized, would affect our effective tax rate totaled approximately $342,000 as of January 6, 2007.

The Company and its subsidiaries file income tax returns in various tax jurisdictions, including the United States and several U.S. states. The Company has substantially concluded all U.S. Federal and State income tax matters for years up to and including 2003.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurement. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement will be effective as of the beginning of the first quarter of fiscal 2008, although earlier adoption is permitted. The Company is evaluating the impact of adopting SFAS No. 159 on its financial statements.

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

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Cash and Short-Term Borrowings

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At October 5, 2007, these lines of credit totaled $91.5 million, including $80.0 million with GE Commercial Distribution Finance (“GECDF”), $8 million with Hewlett-Packard Company and $3.5 million with IBM Credit Corporation (“ICC”). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all the arrangements is interest free. Resulting in the average rate on these arrangements being less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

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

Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid.  As of October 5, 2007, the adjusted LIBOR rate was 7.12%.

The Company maintains a sweep account with its bank whereby daily cash receipts are automatically transferred as payment towards balances outstanding under the Company’s credit facility. As of October 5, 2007 and January 5, 2007, the Company had no outstanding balance under the Company’s credit facility. At October 5, 2007 the amount available was $58.8 million.

Under the terms of the credit facility agreement, the Company is subject to financial covenants which include maintaining a minimum level of tangible net worth, maintaining a minimum fixed charge coverage ratio, restricting the level of funded indebtedness to EBITDA, and restricting the amount of net loss after tax.  As of October 5, 2007, the Company was in compliance with these financial covenants except for the maximum amount of net loss after tax covenant, as a result of the goodwill charge–off taken in this quarter.  The Company has received a waiver for the breach of this covenant.

The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company’s capital requirements for the next twelve months.

The credit facility also provides for the issuance of letters of credit up to $5.0 million.  At October 5, 2007 and January 5, 2007, the Company had outstanding letters of credit issued to worker’s compensation insurance providers totaling $1.3 million and $1.4 million, respectively, that have various expiration dates through April 2008.  The outstanding letters of credit reduce the amount available for borrowing under the credit facility.

During the first nine months of 2007, the Company did not pay any cash dividends.  Pomeroy has no plans to pay cash dividends in the foreseeable future and the payment of such dividends are restricted under Pomeroy’s current credit facility. Under such credit facility, cash dividends and stock redemptions are limited to $5 million annually.

POMEROY IT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.      Stock-Based Compensation

During the three months ended October 5, 2007, the Company awarded 27,150 shares of restricted common stock, which vest over a 4-year period.  Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants.  During the three months ended October 5, 2007 there were 31,163 restricted shares that were forfeited.  The accrued expense for forfeited shares reversed during the third quarter was $23 thousand. Total compensation expense recognized for unvested shares was $139 thousand and $126 thousand for the three months and nine months ended October 5, 2007, respectively.  As of October 5, 2007, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $2.1 million, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

	Shares	Weighted Average Exercise price
Restricted common stock outstanding January 5, 2007	183,519	$9.46
Granted	144,603	7.44
Vested	-	-
Forfeitures	(6,795)	-
Restricted common stock outstanding April 5, 2007	321,327	$8.57
Granted	46,500	9.62
Vested	-	-
Forfeitures	(100,250)	-
Restricted common stock outstanding July 5, 2007	267,577	$8.20
Granted	27,150	10.05
Vested	-	-
Forfeitures	(31,163)	-
Restricted common stock outstanding October 5, 2007	263,564	$8.44

The approximate unamortized stock option compensation as of October 5, 2007, which will be recorded as expense in future periods, is $88 thousand.  The weighted average time over which this expense will be recorded is approximately 3 months.  Total compensation expense recognized in the nine months ended October 5, 2007 for stock options was $283 thousand.

For the three and nine months ended October 5, 2007, the Company recognized approximately $23 thousand and $59 thousand respectively, in expense related to the employee stock purchase plan due to it being compensatory under FAS 123R.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.   Earnings per Common Share

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

(in thousands, except per share data)

	Three Months Ended October 5
	2007			2006
			Per Share			Per Share
	Shares		Amount	Shares		Amount

Basic EPS	12,335		$(7.44)	12,591		$(0.08)
Dilutive potential common shares	-	*	- *	-	*	- *
Diluted EPS	12,335		$(7.44)	12,591		$(0.08)

*Not presented herein since effect on loss per common share is anti-dilutive for the three months ended October 5, 2007 and 2006.  Had effect on loss per common share not been anti-dilutive, the number of diluted shares would have been 12,612 and 12,737 for the three months ended October 5, 2007 and 2006, respectively.

(in thousands, except per share data)

	Nine Months Ended October 5
	2007			2006
			Per Share			Per Share
	Shares		Amount	Shares		Amount
Basic EPS	12,338		$(7.36)	12,611		$(0.03)
Dilutive potential common shares	-	*	- *	-	*	- *
Diluted EPS	12,338		$(7.36)	12,611		$(0.03)

*Not presented herein since effect on loss per common share is anti-dilutive for the nine months ended October 5, 2007 and 2006.  Had effect on loss per common share not been anti-dilutive, the number of diluted shares would have been 12,635 and 12,670 for the nine months ended October 5, 2007 and 2006, respectively.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.   Treasury Stock

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares at an aggregate price of no more than $5.0 million in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months which expired October 31, 2007.  During the buyback period the Company purchased 367,815 shares at an average price per share of $7.83. The acquired shares will be held in treasury or cancelled.  The Company purchased 47,400 shares at an average price per share of $8.50 during the first nine months ended October 5, 2007.

7.   Goodwill and Long-Lived Assets

Intangible assets with definite lives are amortized over their estimated useful lives.

Pursuant to the provisions of SFAS 142, the Company prepares its goodwill impairment testing on an annual basis or more frequent; if circumstances so indicate that the carrying amount of goodwill may not be recoverable.  Circumstances that could trigger an impairment test include but are not limited to: significant underperformance of the Company’s operating results relative to expected operating results; the Company’s market value falling below net book value for a significant time; a significant adverse change in the business climate or legal factors. Impairment testing is done on a consolidated basis as the Company has one reporting unit. The Company as a part of its goodwill impairment testing reviews various factors, such as the market price of the Company’s common stock, discounted cash flows from projected earnings, and values for comparable companies, to determine if impairment exists.

The Company concluded that there were indicators of possible impairment such as lower than expected financial results and declining stock price.  As a result, the Company utilized several valuation methods, including market value, discounted cash flow method, guideline company method, and transaction method to determine that impairment existed.  The Company has estimated the impairment charge to be equal to the full value of goodwill on its books of $98.3 million.  This impairment charge was recorded as a part of operating expense in the third quarter of 2007 and is subject to adjustment once the impairment assesment is completed during the fourth quarter.  In the third quarter of 2006 a goodwill impairment charge of $3.5 million was recorded as a part of operating expense, the result of finalizing the fiscal 2005 impairment process.

8.   Fixed Assets

During the third quarter of 2007, the Company committed to updating and replacing the enterprise reporting system. As a part of this project, the Company recorded a loss of $1.8 million for software the Company ceased to use, along with additional depreciation expense of $255 thousand for the revised estimated useful life of other back office software that is scheduled to be replaced in July 2008.

9.   Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)
	Nine Months Ended October 5
	2007	2006
Interest paid	$253	$751
Income taxes paid	$(560)	$91

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.   Litigation

On August 30, 2007, Mr. Stephen E. Pomeroy, a former director and CEO of the Company, filed a complaint in Boone County Circuit Court in Kentucky against the Company, Flagg Street Capital, LLC, Jonathan Starr, Ken Waters, Dave Boucher, Debbie Tibey, Vince Rinaldi, Kevin Gregory and Hope Griffith.  The complaint alleges various claims, including breach of contract, fraud, promissory estoppel, tortuous interference with contractual relationships, and conspiracy to tortuously interfere with contractual relationships.  Mr. Pomeroy is seeking damages for amounts that would be owed under the employment agreement if his allegations of improper termination can be supported, as well as alleged amounts owed for a 2004 bonus, forfeited stock options and restricted stock, and other compensatory and punitive damages and attorney’s fees of an unspecified amount.  The Company disagrees with Mr. Pomeroy's assertions and intends to defend the case vigorously. If, however, it is subsequently determined that Mr. Pomeroy was not properly terminated, then under the terms of the employment agreement the Company would owe compensation to Mr. Pomeroy that would include his full base salary, bonuses, and all employee benefits for the balance of his term of employment as in effect immediately prior to his termination of employment, plus his legal fees and expenses incurred in disputing his termination.  In previously filed Forms 8-K, filed July 5, and July 27, 2007, the Company reported that (i) Stephen E. Pomeroy's employment with the Company was terminated on July 3, 2007; (ii) pursuant to his employment agreement, Mr. Pomeroy was entitled to receive his base salary, at the current rate, as well as all other unpaid amounts that were owed to him, including amounts under our compensation plans and programs, certain business expense reimbursements and certain life insurance payments, through July 20, 2007; and (iii) in connection with his termination of employment, Mr. Pomeroy would forfeit restricted stock grants of 99,000 shares of the Company's common stock.

There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

11.   Restructuring and Severance Charges

During fiscal 2004, the Company recorded a charge for severance in the amount of $1.447 million related to the resignation of David B. Pomeroy II as Chief Executive Officer such service payments will be paid through January 2009.  Mr. Pomeroy is a member of the Board of Directors of the Company. As of October 5, 2007 the remaining balance due to Mr. Pomeroy is $100 thousand.

In 2004 the Company recorded a restructuring charge liability in connection with the merger with the Alternative Resources Corporation (“ARC”) acquisition to eliminate certain duplicative activities and reduced facility requirements.  As a result, approximately $6.4 million of costs were recorded as part of the liabilities assumed in the ARC acquisition in October 2004. The restructuring charge consisted of costs of vacating duplicative leased facilities of ARC and severance costs associated with exiting activities.  These costs are accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire ARC. Changes to the estimates primarily for acquired leases included in the currently approved plans of restructuring through July 23, 2005 were recorded as an increase or decrease in goodwill, with any increases in estimates thereafter charged to operations.

(in thousands)	Facility Consolidation
Liability balance at January 5, 2007	$3,599
Cash payments	(341)
Liability balance at April 5, 2007	$3,258
Cash payments	(283)
Liability balance at July 5, 2007	$2,975
Cash payments	(297)
Liability balance at October 5, 2007	$2,678

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

Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of product and service revenues:

	Net Product and Service Revenues				Net Product and Service Revenues
Financial Results	Three Months Ended October 5				Nine Months Ended October 5

	2007	% of Revenues	2006	% of Revenues	2007	% of Revenues	2006	% of Revenues

Net product and service revenues:
Product	$96,495	63.2%	$93,678	60.5%	$280,305	62.1%	$274,636	58.5%
Service	56,219	36.8%	61,255	39.5%	171,020	37.9%	195,107	41.5%
Total revenues	152,714	100.0%	154,933	100.0%	451,325	100.0%	469,743	100.0%

Gross profit
Product	9,213	6.0%	7,371	4.7%	24,912	5.5%	22,022	4.7%
Service	11,517	7.6%	15,289	9.9%	41,544	9.2%	46,457	9.9%
Total gross profit	20,730	13.6%	22,660	14.6%	66,456	14.7%	68,479	14.6%

Gross profit %
Product %	9.5%		7.9%		8.9%		8.0%
Service %	20.5%		25.0%		24.3%		23.8%

Operating expenses:
Selling, general and administrative	20,344	13.3%	19,482	12.6%	61,722	13.7%	61,045	13.0%
Depreciation and amortization	1,367	0.9%	1,250	0.8%	3,636	0.8%	3,819	0.8%
Goodwill impairment	98,314	64.4%	3,472	2.2%	98,314	21.8%	3,472	0.8%
Bad debt	2,413	1.6%	-	0.0%	3,063	0.6%	190	0.0%
Loss on asset disposal	1,828	1.2%	22	0.0%	1,826	0.4%	34	0.0%
Other	-		89	0.1%	-		99	0.0%
Total operating expenses	124,266	81.4%	24,315	15.7%	168,561	37.3%	68,659	14.6%

(Loss) from operations	(103,536)	-67.8%	(1,655)	-1.1%	(102,105)	-22.6%	(180)	0.0%

Interest income	169	0.1%	124	0.1%	699	0.2%	431	0.1%
Interest expense	(98)	-0.1%	(128)	-0.1%	(367)	-0.1%	(906)	-0.2%
Interest income, (expense) net	71	0.0%	(4)	0.0%	332	0.1%	(475)	-0.1%

(Loss) before income tax (benefit)	(103,465)	-67.8%	(1,659)	-1.1%	(101,773)	-22.5%	(655)	-0.1%
Income tax (benefit)	(11,671)	-7.7%	(647)	-0.4%	(10,952)	-2.4%	(255)	-0.0%

Net (Loss)	$(91,794)	-60.1%	$(1,012)	-0.7%	$(90,821)	-20.1%	$(400)	-0.1%

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2007 versus Third Quarter 2006

Revenues

Total Revenue in the third quarter of fiscal 2007 was $152.7 million compared to $154.9 million in the third quarter of 2006, a decline of $2.2 million.

Product Revenue:
Product Revenue increased $2.8 million, representing an increase of 3%.  During the third quarter, approximately 48% of our product revenue came from Advanced Technology sales.  Our Advanced Technology sales increased by approximately 7.2% or $3.3 million compared to the third quarter of 2006. This growth was partially offset by a decline in the sale of Commodity Technology sales.

Service Revenue:
Service Revenue declined by $5.0 million. Service Revenue was $56.2 million in the third quarter of 2007.

Staff Sourcing revenue accounted for approximately 34% of our Service Revenue in the third quarter. Staff Sourcing revenue declined $2.5 million, compared to the third quarter of 2006.   This decline was the result of a reduction of $2.2 million in technician placements at a large staffing engagement.

OEM Warranty revenue was approximately 16% of our Service Revenue in the third quarter and increased $0.7 million or 8.4% compared to the third quarter of 2006.  The OEM Warranty revenue is aligned with our Advance Technology sales.

Outsourcing and Project revenue was approximately 50% of Services Revenue in the third quarter and declined $3.2 million compared to the third quarter of 2006.  The majority of this decline relates to reduced project work such as deployment projects and time and material break-fix projects.

Gross Profit

Gross Profit was $20.7 million in the third quarter of 2007 compared to $22.7 million in the third quarter of 2006.  Gross Profit, as a percentage of revenue, was 13.6% in the third quarter of 2007 as compared to 14.6% in the third quarter of 2006.  The decline in overall gross profit is due to a decline in service margins.

Product Gross Profit:
Product Gross Profit was $9.2 million in the third quarter of 2007 compared to $7.4 million in the third quarter of 2006.  Gross profit margins were 9.5% in the third quarter of 2007 compared to 7.9% in the third quarter of 2006. The increase in gross profit is due primarily to the higher volumes of Advanced Technology sales and margin improvements as a result of initiatives put in place to promote stronger OEM partnerships.

Service Gross Profit:
Service Gross Profit was $11.5 million in the third quarter of 2007 compared to $15.3 million in the third quarter of 2006. The decline in Service Gross Profit of $3.8 million was the result of lower service revenue and reduced technician utilization rates. Service margins were 20.5 % in the third quarter of 2007 compared to 25.0% in the third quarter of 2006.  During the third quarter, the Company undertook a subcontractor conversion initiative.  Under this initiative, subcontractors are used to fill staffing placements and after a transition period of 90-180 days the subcontractors become Company employees.  The conversion initially results in an increase to service revenue at low margins.  These margins are expected to improve over time after the subcontractor becomes an employee.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2007 versus Third Quarter 2006 (Continued)

Operating Expenses

Total operating expenses were $124 million in the third quarter of 2007 compared to $24 million in the third quarter of 2006.  During the third quarter, the Company finalized Phase 1 of its annual goodwill valuation and recorded an estimated charge for the goodwill impairment of $98.3 million. Also during the third quarter the Company initiated a project to replace its enterprise reporting system that will end the life of thirteen existing software systems.  As a result, the Company recorded a charge to write-off certain software assets of $1.8 million and reflects a change in the remaining useful life of other existing software assets of $0.3 million. During the third quarter, the Company resolved several of its outstanding lawsuits, claims and older outstanding accounts receivables and took a corresponding charge of $1.5 million. Also included were payments related to legal, consulting and settlement costs for corporate matters including the contested Proxy solicitation and other accruals of $0.3 million.

Loss from Operations

Loss from operations was $(103.5) million in the third quarter of 2007 as compared to $(1.7) million in the third quarter of 2006. This increase is a result of the increase in operating expenses as described above.

Net Interest Income (Expense)

Net interest income was $71 thousand during the third quarter of 2007 as compared to expense of $(4) thousand during the third quarter of 2006. The increase in net interest income is a result of decreased borrowings under the Company’s credit facility and an increase in interest earned due to cash on hand.

Income Tax Benefit

The Company’s effective income tax rate was 11.3% in the third quarter 2007 compared to 39.0% for the third quarter 2006.  This fluctuation was related to the effect of permanent differences, primarily goodwill impairment, in the calculation of federal income taxes.

Net Loss

Net loss was $(91.8) million in the third quarter of 2007 as compared to $(1.0) million in the third quarter of 2006.  The increase is a result of the factors described above.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

October 5, 2007 YTD versus October 5, 2006 YTD

Revenues

Revenue in the first nine months of 2007 was $451.3 million compared to $469.7 million in the first nine months of 2006, a decline of $18.4 million.

Product Revenue:
Product Revenue increased $5.7 million to $280.3 million, compared to the first nine months of 2006.  During the first nine months of 2007 approximately 46 % of our product revenue came from Advanced Technology sales.

Service Revenue:
Service Revenue was $171.0 million for the first nine months of 2007 compared to $195.1 million in the first nine months of 2006.  This decline was primarily the result of a reduction in technician placements at a large staffing engagement and reduced project work.

Staff Sourcing revenue accounted for approximately 33% of our Service Revenue in the first nine months of 2007 and declined $9.0 million compared to the first nine months of 2006.  This decline was primarily the result of $8.3 million reduction in Staff Sourcing revenue at a large staffing engagement.

OEM Warranty revenue was approximately 16% of our Service Revenue in the first nine months of 2007  compared to the first nine months of 2006, a declined of $1.7 million.  This decline reflects the shortfall we experienced in the first quarter of 2007.

Outsourcing and Project revenue accounted for 51% of Services Revenue in the first nine months of 2007 and declined $13.4 million compared to the first nine months of 2006.  The majority of this decline relates to a reduction in deployment projects, time and material break-fix projects and customer attrition in our smaller market segments.

Gross Profit

Gross Profit was $66.5 million in the first nine months of 2007 compared to $68.5 million in the first nine months of 2006.  Gross profit, as a percentage of revenue, increased to 14.7% in the first nine months of 2007 from 14.6% in the first nine months of 2006.

Product Gross Profit:
Product Gross Profit was $24.9 million in the first nine months of 2007 compared to $22.0 million in the first nine months of 2006.   Gross Profit margins increased to 8.9% in the first nine months of 2007 from 8.0% in the first nine months of 2006.  The improvement in Product Gross Profit and margins is related to increased sales of Advance Technology products and margin improvements as a result of initiatives put in place to promote stronger OEM partnerships.

Service Gross Profit:
Service Gross Profit was $41.5 million in the first nine months of 2007 compared to $46.5 million in the first nine months of 2006 reflecting a decline in Service Revenue.  Service Gross Profit margins increased to 24.3% in the first nine months of 2007 from 23.8% in the first nine months of 2006.  Service Gross Profit margins improved due to higher utilization earlier in the year offset by the declines in technician utilization during the third quarter.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

October 5, 2007 YTD versus October 5, 2006 YTD (Continued)

Operating Expenses

Operating Expenses were $168.6 million in the first nine months of 2007 compared to $68.7 million in the first nine months of 2006.   During the first nine months the Company took an estimated charge for goodwill impairment of $98.3 million.  The Company initiated a project to replace its enterprise reporting systems. As a result, a charge was recorded to write-off certain software assets of $1.8 million and change the remaining useful life of other existing software assets of $0.3 million.  The Company also resolved several of its older outstanding lawsuits, claims and older outstanding receivables, and made payments related to prior acquisitions of $3.3 million. Also included were payments related to legal, consulting and settlement costs for corporate matters including the contested Proxy solicitation and other accruals of $1.2 million.

Loss from Operations

Loss from operations was $(102.1) million in the first nine months of 2007 compared to $(0.2) million in the first nine months of 2006. The Company's operating margin was (22.6%) in the first nine months of 2007 as compared to 0.0% in the first nine months of 2006.

Net Interest Income (Expense)

Net interest income was $0.3 million during the first nine months of 2007 as compared to net interest expense of $(0.5) million during the first nine months of 2006. This increase in net interest income was a result of decreased borrowings under the Company’s credit facility and an increase in interest earned due to cash on hand.  Cash on hand improved due to increased efforts to collect accounts receivable and improvements in cash forecasting.

Income Tax Benefit

The Company’s effective income tax rate was 10.8% in the first nine months of fiscal 2007 compared to 38.9% in the first nine month of fiscal 2006.  The result of permanent tax differences due primarily to goodwill impairment.

Net Loss

Net loss increased $(90.4) million, to $(90.8) million in the first nine months of 2007 from $(0.4) million in the first nine months of 2006.  The increase was a result of the factors described above.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $5.8 million in the first nine months of 2007. Cash used in investing activities was $1.9 million, which was primarily utilized for capital expenditures.  Cash provided by financing activities was $4 thousand which included use of $0.4 million for the purchase of treasury stock, and was offset by $0.3 million proceeds from the exercise of stock options and employee stock purchase plan.

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

Cash flows consumed by operating activities in first nine months of 2007 were $5.8 million as compared to cash flows generated in operating activities of $16.9 million in the first nine months of 2006.  The decrease in cash flows from operating activities resulted primarily from timing of payments on accounts payable.   Changes in timing of payment of payables accounted for $29.6 million of the decrease in the operating cash flow.  Collection of receivables accounted for an improvement of $15.2 million in operating cash flow.  Other major factors impacting net cash flows from operating activities are fluctuations in employee compensation and benefits, inventories as well as from changes in items classified as other, net.

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At October 5, 2007, these lines of credit totaled $91.5 million, including $80.0 million with GE Commercial Distribution Finance (“GECDF”), $8 million with Hewlett-Packard Company and $3.5 million with IBM Credit Corporation (“ICC”). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free. Overall, the average rate on these arrangements is less than 1.0%. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

Effective June 25, 2007, the Company amended its Syndicated Credit Facility Agreement with GE Commercial Distribution Finance. The primary provisions of  the Amendment were to:   (i)  to extend the Revolving Credit Termination Date from June 25, 2007 to June 25, 2008; (ii)  to decrease the total credit facility to $100 million (previously $165 million) with a maximum of $80.0 million  (previously $75.0 million) for inventory financing and revolver collateralized primarily by accounts receivable, of up to $80.0 million (previously $110 million); (iii)  to revise the participating lenders so that as amended GECDF (also known as the “Agent”) will extend fifty percent of the credit with the continuing banks extending credit in the following percentages: National City Bank at 18.7%, PNC Bank at 18.7% and Bank of America at 12.6%; and (iv) allows for either the Company or Agent, with a certain notice period, to require that the continuing Lenders assign their commitments to either the GECDF or another Lender.  The credit facility also provides a letter of credit facility of $5.0 million.

Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid.  As of October 5, 2007, the adjusted LIBOR rate was 7.12%.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The credit facility also provides for the issuance of letters of credit up to $5.0 million.  At October 5, 2007 and January 5, 2007, the Company had outstanding letters of credit issued to worker’s compensation insurance providers totaling $1.3 million and $1.4 million, respectively, that have various expiration dates through April 2008.  The outstanding letters of credit reduce the amount available for borrowing under the credit facility.  At October 5, 2007 the amount available was $58.8 million. The credit facility is collateralized by substantially all of the assets of Pomeroy, except those assets that collateralize certain other financing arrangements.  Under the terms of the credit facility, the Company is subject to various financial covenants which include maintaining a minimum level of tangible net worth, maintaining a minimum fixed charge coverage ratio, restricting the level of funded indebtedness to EBITDA, and restricting the amount of net loss after tax.  As of October 5, 2007, the Company was in compliance with these financial covenants except for the maximum amount of net loss after tax covenant, as a result of the goodwill charge–off taken in this quarter.  The Company has received a waiver for breach of this covenant.

The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company’s capital requirements for the next twelve months.

The Company has authorized the purchase of a new ERP software system at an approximate cost of $5 million. The Company expects to implement the package over the next 9 to 12 months.

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares at an aggregate price of no more than $5.0 million in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months which expired on October 31, 2007.  During the buyback program the Company purchased 367,815 shares at an average price per share of $7.83. The acquired shares will be held in treasury or cancelled.  The Company purchased 47,400 shares at an average price per share of $8.50 during the first nine months ended October 5, 2007.

Item 3-Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risk primarily through its credit facility with GECDF.  Due to the Company’s current debt position, the Company did not experience a material impact from interest rate risk for the first nine months of fiscal 2007.

Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

Item 4-Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures over financial reporting designed to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that such disclosure controls and procedures were effective, as of October 5, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q).

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

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item 1-Legal Proceedings

On August 30, 2007, Mr. Stephen E. Pomeroy, a former director and CEO of the Company, filed a complaint in Boone County Circuit Court in Kentucky against the Company, Flagg Street Capital, LLC, Jonathan Starr, Ken Waters, Dave Boucher, Debbie Tibey, Vince Rinaldi, Kevin Gregory and Hope Griffith.  The complaint alleges various claims, including breach of contract, fraud, promissory estoppel, tortuous interference with contractual relationships, and conspiracy to tortuously interfere with contractual relationships.  Mr. Pomeroy is seeking damages for amounts that would be owed under the employment agreement if his allegations of improper termination can be supported, as well as alleged amounts owed for a 2004 bonus, forfeited stock options and restricted stock, and other compensatory and punitive damages and attorney’s fees of an unspecified amount.  The Company disagrees with Mr. Pomeroy's assertions and intends to defend the case vigorously. If, however, it is subsequently determined that Mr. Pomeroy was not properly terminated, then under the terms of the employment agreement the Company would owe compensation to Mr. Pomeroy that would include his full base salary, bonuses, and all employee benefits for the balance of his term of employment as in effect immediately prior to his termination of employment, plus his legal fees and expenses incurred in disputing his termination.  In previously filed Forms 8-K, filed July 5, and July 27, 2007, the Company reported that (i) Stephen E. Pomeroy's employment with the Company was terminated on July 3, 2007; (ii) pursuant to his employment agreement, Mr. Pomeroy was entitled to receive his base salary, at the current rate, as well as all other unpaid amounts that were owed to him, including amounts under our compensation plans and programs, certain business expense reimbursements and certain life insurance payments, through July 20, 2007; and (iii) in connection with his termination of employment, Mr. Pomeroy would forfeit restricted stock grants of 99,000 shares of the Company's common stock.

There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 1A-Risk Factors

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended January 5, 2007 except for changes in key personnel.

Key Personnel

The success of Pomeroy is dependent on the services of key personnel including the President and Chief Executive Officer of the Company.  The Company named Keith R. Coogan to serve as the Company’s Chief Executive Officer and President, effective October 15, 2007, replacing Stephen E. Pomeroy who was terminated on July 3, 2007.  The interim Chief Executive Officer and President was Kevin G. Gregory, the Company’s Senior Vice President and Chief Financial Officer.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item 2-Unregistered Sales of Equity Securities and Use of Proceeds

(B) On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares at an aggregate price of no more than $5.0 million in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months which expired during the third quarter ended October 31, 2007. During the buyback program the Company purchased 367,815 shares at an average price per share of $7.83. The acquired shares will be held in treasury or cancelled.  The Company purchased 47,400 shares at an average price per share of $8.50 during the first nine months ended October 5, 2007.

Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan	(d) Maximum number of shares that may yet be purchased under the plan
4/6/06 - 5/5/06	-	$-	-	500,000
5/6/06 - 6/5/06	-	$-	-	500,000
6/6/06 - 7/5/06	20,000	$7.17	20,000	480,000
7/6/06-8/5/06	11,980	$7.21	11,980	468,020
8/6/06-9/5/06	49,750	$7.78	49,750	418,270
9/6/06-10/5/06	90,908	$7.97	90,908	327,362
10/6/06-11/5/06	-	$-	-	327,362
11/6/06-12/5/06	50,399	$7.42	50,399	276,963
12/6/06-1/5/07	97,378	$7.63	97,378	179,585
1/6/07-2/5/07	14,000	$8.00	14,000	165,585
2/6/07-3/5/07	-		-	165,585
3/6/07-4/5/07	28,200	$8.69	28,200	137,385
4/6/07 - 5/5/07	5,200	$9.28	5,200	132,185
5/6/07 - 6/5/07	-	$-	-	132,185
6/6/07 - 7/5/07	-	$-	-	132,185
7/6/07 - 8/5/07	-	$-	-	132,185
8/6/07 - 9/5/07	-	$-	-	132,185
9/6/07 -10/5/07	-	$-	-	132,185
Total	367,815		367,815	132,185

During the nine months ended October 5, 2007, the Company did not pay any cash dividends.  The Company has no plans to pay cash dividends in the foreseeable future, and the payment of such dividends is restricted under the Company’s current credit facility.  Under such credit facility, cash dividends and stock redemptions are limited to $5 million annually.

Item 3-Defaults Upon Senior Securities
None

Item 4-Submission of Matters to a Vote of Security Holders
None

Item 5-Other Information
None

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item 6-Exhibits

(a)         Exhibits

10.1	Exhibit 10 Company’s Form 8-K.

10.2	Form 8-K

10.3	Employment Agreement by and between Pomeroy IT Solutions, Inc. and Keith R. Coogan, effective October 15, 2007 (incorporated by reference to Exhibit 10.1 of the Form 8-K file October 19, 2007).

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Section 906 CEO Certification

32.2	Section 906 CFO Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POMEROY IT SOLUTIONS, INC.
(Registrant)

Date: November 15, 2007	By: /s/ Kevin G. Gregory
Kevin G. Gregory
Senior Vice President and CFO