Form 10-K
period 2008-01-05
POMEROY IT SOLUTIONS INC
filed 2008-03-26
CIK 883979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 5, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 0-20022

POMEROY IT SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	31-1227808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1020 Petersburg Road, Hebron, Kentucky	41048
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(859) 586-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01
(Title of class)

Indicate by checkmark if the registrant is well-known seasoned issuer, as defined in rule 405 of the Securities Act
YES ☐	NO ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.
YES ☐	NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES ☒	NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $64.5 million as of July 5, 2007.

The number of shares of common stock outstanding as of February 29, 2008 was 12,089,520.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which Portions of Documents
Document	Are Incorporated

Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 28, 2008.	Part III

POMEROY IT SOLUTIONS, INC.

FORM 10-K

YEAR ENDED JANUARY 5, 2008

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed under the captions “Business”, “Properties”, “Legal Proceedings”, “Market for Registrant’s Common Equity, Related Stockholder Matters” and  "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this document and in documents incorporated herein by reference, including, without limitation, those statements made in conjunction with the forward-looking statements under “Business”, “Properties”, “Legal Proceedings”, “Market for Registrant’s Common Equity, Related Stockholder Matters” and  "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the factors discussed under “Risk Factors”. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Pomeroy IT Solutions, Inc. (“the Company” or “Pomeroy”) is an information technology (“IT”) solutions provider with a comprehensive portfolio of hardware, software, technical staffing services, as well as infrastructure and lifecycle services. Our mission is to provide customers with increased efficiencies, decreased costs, and the ability to maximize their IT investments to achieve competitive advantage. We are committed to the success of our customers, our employees and our shareholders through the delivery of superior customer service.

OUR SOLUTION-FOCUSED COMPANY

Pomeroy seeks to understand the strategic goals of customers’ organizations as well as the specific challenges faced by IT executives. Through this approach, the Company’s sales and technical teams combine the right people, partners, technologies and methodologies to deliver solutions that meet our customers’ requirements.

The Company delivers economical, creative and flexible IT solutions to its customers, which allows our customers to invest their energy in creating competitive differentiators for their organizations.

OUR GROWTH STRATEGY

Pomeroy’s growth strategy is to gain share in existing markets, and increase the breadth and depth of our service offerings.  We will continue to focus on increasing higher margin services, increasing the percentage of recurring revenue, controlling operating expense and maintaining a strong balance sheet.

Key elements of this strategy are to:

•	provide complete solutions which are developed, integrated and managed for our customers,

•	expand service offerings particularly in the higher end services and networking areas, and

•	maintain and enhance our technical expertise by hiring and training highly qualified technicians and systems engineers

Pomeroy’s 132 person direct sales and sales support personnel generate the Company’s sales.  Pomeroy’s business strategy is to provide its customers with a comprehensive portfolio of product and service offerings.  The Company believes that its ability to combine competitive pricing of computer hardware, software and related products with higher margin services allows it to compete effectively against a variety of competitors, including independent dealers, superstores, mail order and direct sales by manufacturers. With many businesses seeking assistance to optimize their information technology investments, Pomeroy is using its resources to assist customers in their decision-making, project implementation and management of IT related assets.

OUR SERVICES

Pomeroy delivers IT services to enterprise clients, mid-size businesses, and state and local government entities. Leveraging over 25 years of strong technology services background and industry leading partnerships, Pomeroy's core services span IT Outsourcing and Out-tasking, Supply Chain Management, Systems Integration and Technical Staffing Sourcing.

IT Outsourcing and Out-Tasking services help clients optimize the various elements of distributed computing environments.  Encompassing the complete IT lifecycle, services include desktop and mobile computing, server and network environments. Our multi-vendor services and the capabilities include: Help Desk, IT hardware management and support, software support, network support and mobile product support.

Supply Chain Management services are designed to help organizations procure and distribute IT systems.  These services wrap around order management, provisioning, configuration assurance, image management, systems integration, warehousing logistics, and distribution.  These services are comprised of: product acquisition, product distribution, asset management, advanced integration, end-of-life services, software licensing and logistics.

Systems Integration services help clients plan, design, deploy, and manage high-performance, high-reliability technology infrastructures. These services include: high performance/blade server technologies, storage technologies, network and IP technologies, information security, and operating system technologies.

Technical Staffing Sourcing support clients’ project requirements, ensure regulatory and customer compliance requirements and promote success of the staffing project.

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

Pomeroy has also established relationships with industry leaders.  From the extensive list of technology brands we offer to our clients, Pomeroy has selected an exclusive group of best in breed manufacturers with which to develop comprehensive alliance agreements, our Strategic Vendor Program.  These alliances underscore our commitment to providing our customers with the most sought-after technology solutions. Pomeroy engages our alliance partners at the highest levels, in order to meet our customers’ needs in accordance with our standards of excellence.

The Pomeroy Strategic Vendor Program goals are:

•	To build strong on-going business relationships with a select group of vendors and manufacturers
•	To maintain extensive sales of, and technical proficiency, vendor product and solution sets
•	To bring the advantages of strong industry relationships to bear on individual customer projects for the benefit of the customer

The following are the manufacturers included within our Strategic Vendor Program.

American Power Conversion	MGE UPS
Belkin Corporation	Microsoft Corporation
Brother International Corporation	NEC Display
Cisco Systems	Nortel Networks
Crucial Technology	Okidata
Hitachi Data Systems	Ricoh Corporation
Hewlett Packard	Samsung
IBM	Sony
Kingston Technology	Startech.com
Lefthand Networks	Sun Microsystems
Lexmark International, Inc.	Viewsonic
Logitech	Xerox Corporation

Pomeroy believes that its relationships with such vendors enable it to offer a wide range of products and solutions to meet the diverse requirements of its customers.  Additionally, Pomeroy’s ability to bundle products with solutions enables its customers to obtain the flexibility, expertise, and conveniences of multiple vendors from a single source provider of IT solutions.

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

Significant product supply shortages have resulted from time to time due to manufacturers’ inability to produce sufficient quantities of certain products to meet client demand.   As in the past, the Company could experience some difficulty in obtaining an adequate supply of products from its major vendors.  Historically, this has resulted, and may continue to result, in delays in completing sales. These delays have not had, and are not anticipated to have, a material adverse effect on the Company's results of operations.  However, the failure to obtain adequate product supply could have a material adverse effect on the Company’s operations and financial results.

OUR MARKETS

Pomeroy’s target markets include Fortune 2000 companies (“Enterprise”), medium sized business (“Mid-Market), state and local governmental agencies and educational institutions (“Public Sector”) and vendor alliance customers.  These customers fall into government and education, financial services, health care and other sectors.  Pomeroy’s clients are located throughout the United States, with the largest client populations being based in the Midwest, Southeast, and Northeast.  Refer to Item 1A. Risk Factors for Dependence on Major Customers.

COMPETITION

The computer products and services market is highly competitive.  Pomeroy competes for product sales directly with local and national distributors and resellers. In addition, Pomeroy competes with computer manufacturers that sell product through their own direct sales forces to end-users and to distributors. Although Pomeroy believes its prices and delivery terms are competitive, certain competitors offer more aggressive hardware pricing to their customers.

Pomeroy competes, directly and indirectly, for services revenues with a variety of national and regional service providers, including service organizations of established computer product manufacturers, value-added resellers, systems integrators, internal corporate management information systems and consulting firms.  Pomeroy believes that the principal competitive factors for information technology services include technical expertise, the availability of skilled technical personnel, and breadth of service offerings, reputation, financial stability and price.  To be competitive, Pomeroy must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors’ innovations by continuing to enhance its service offerings and expand sales channels.  Any pricing pressures, reduced margins or loss of market share resulting from Pomeroy’s failure to compete effectively could have a material adverse effect on Pomeroy’s operations and financial results.

Pomeroy believes it competes successfully by providing a comprehensive solution portfolio for its customers’ information technology, asset management and networking service needs.  Pomeroy delivers cost-effective, flexible, consistent, reliable and comprehensive solutions to meet customers’ information technology infrastructure service requirements.  Pomeroy also believes that it distinguishes itself on the basis of its technical expertise, competitive pricing and its ability to understand its customers’ requirements.

Competition, in particular the pressure on pricing, has resulted in industry consolidation. In the future, Pomeroy may face fewer but larger competitors as a consequence of such consolidation. These competitors may have access to greater financial resources than Pomeroy.  In response to continuing competitive pressures, including specific price pressure from the direct telemarketing, internet and mail order distribution channels, the computer distribution channel is currently undergoing segmentation into value-added resellers who emphasize advanced systems together with service and support for business networks, as compared to computer "superstores," who offer retail purchasers a relatively low cost, low service alternative and direct-mail suppliers which offer low cost and limited service. Certain direct response and internet-based fulfillment organizations have expanded their marketing efforts to target segments of the Company's customer base, which could have a material adverse impact on Pomeroy's operations and financial results. While price is an important competitive factor in Pomeroy's business, Pomeroy believes that its sales are principally dependent upon its ability to provide comprehensive customer support services. Pomeroy's principal competitive strengths include: (i) quality assurance; (ii) service and technical expertise, reputation and experience; (iii) competitive pricing of products through alternative distribution sources; (iv) prompt delivery of products to customers; (v) various financing alternatives; and (vi) its ability to provide prompt responsiveness to customers service needs and to build performance guarantees into services contracts.

EMPLOYEES

As of January 5, 2008, Pomeroy had 2,869 full-time employees consisting of the following:

•	56 management personnel;
•	132 sales and marketing personnel;
•	314 administrative and logistic personnel;
•	741 staffing service resources personnel and;
•	1,626 infrastructure service personnel.

Pomeroy offers regular, full-time employees the option to participate in health and dental insurance, short and long term disability insurance, life insurance, 401(k) plan and an employee stock purchase plan.  Pomeroy also offers a non-benefit option for non-regular full-time employees.  The employee workforce consists of 1,120 technical personnel, which includes consultants, engineers, and technicians.  Pomeroy has no collective bargaining agreements and believes its relations with its employees are good. Pomeroy is committed to continuing to build its areas of expertise and offerings through continual hiring and training of personnel, and strategic acquisitions of companies that bring new skill sets and experiences.

OUR TECHNICAL TEAM

Pomeroy technical resources are trained in the nine functional areas of project management outlined in the standard known in the industry as the Project Management Body of Knowledge, an open standard developed by the Project Management Institute.  Additionally, the Company has adopted Six Sigma quality principles and established a robust training program with Yellow Belt certification requirements for consultants, technicians, and engineers and Green Belt requirement for management and leadership roles.

Pomeroy’s technical personnel maintain some of the highest credentials.  Maintaining a knowledgeable and resourceful technical staff is an objective that Pomeroy cultivates through career development programs that promote education and skills training.  These certifications include:

3Com:	Certified IP Telephony NBX Expert
Altiris:	Certified Professional (ACP)
BICSI:	Installer Level 1 and 2, Technician, and Registered Communications Distribution Designer (RCDD®).
Cisco:	CCIE, CCNA, CCNP, CCDP, CCDA, CCSP, CCVP, INFOSEC Professional, and Cisco Specialist certifications (CQS) in IP Communications, Advanced Wireless LAN, and Advanced Security
Citrix:	Certified Administrator (CCA)
CompTIA:	A+ Certified Technicians, Network+, IT Project+, Linux+, Server+, i-Net+ and Security+

EMC:	Implementation Engineer –Expert, Technology Architect-Expert, NAS Associate and Legato EmailXtender and EmailXaminer Administrator
F5 Networks:	Product Specialist
Help Desk Institute:	Support Specialists, Helpdesk Manager, Helpdesk Analyst and Support Center Manager
Hewlett Packard:
HP Certified Professionals (NT, NetWare, Alpha/Unix, and StorageWorks), HP Accredited Integration Specialist, HP Certified System Engineers (HP-UX) and Master Accredited Systems Engineers - SAN Architect Data Availability Solutions

IBM:	xSeries Certified System Engineer, eServer Certified Specialist, IBM Technical Specialist RS 6000 SP, and IBM Advanced Technical Expert RS 6000, Tivoli Storage Manager Technical Sales
(ISC)[2]	Certified Information Systems Security Professional (CISSP)
ITIL:	IT Service Management Certifications - Foundations, Practitioner and Managers
LeftHand Networks:	LeftHand Certified System Engineer
Microsoft:	MCP, MCSA, MCSA Security Specialization, MCSE Messaging Specialization, MCSE, MCSE+1, MCDST, MOS, MCDBA, CRM Professional and Office Specialists and Experts
Nortel:	Nortel Support & Design Specialists, Nortel Support & Design Experts, Technical Specialist and Experts
Novell:	CNE, MCNE, CNA, and Certified GroupWise Engineer
Oracle:	Oracle Certified Professional (OCP)
Peregrine:	Asset Center certified
PMI:	Project Management Associates and Professionals (PMP)
SUN:	Storage Engineers, Solaris System and Network Administrator
Symantec/Veritas:	Certified Specialists and Professionals
VMware:	VMware Certified Professional
Warranty Certified to Service:	Apple, Brother, Dell, Epson, Gateway, HP, Lenovo, IBM, Kyocera, Lexmark, Okidata, Sony, Toshiba, and Xerox

OUR ISO CERTIFICATION

Purchasing products and/or solutions from Pomeroy assures that highly skilled professionals adhere to world-class quality standards, which are leveraged to manage the IT initiatives of its customers.  Since 1997, Pomeroy’s Distribution Center has been registered to the International Organization of Standardization (“ISO”) ISO 9001:2000 Quality Standard.  The ISO Quality Standard has been accepted by the U.S. and over eighty other countries around the world as the basis for a world class Quality Management System (“QMS”).  Pomeroy’s QMS specifies the policies, procedures and processes necessary to satisfy customer requirements and provides that those processes are appropriately managed, controlled and continually improved.  As a result of Pomeroy’s ISO 9001:2000 registration, Pomeroy’s customers can be assured that Pomeroy’s QMS meets international standards.  Documented procedures and records that demonstrate its commitment to the very highest quality standards back up the Company’s ISO registration.

The information technology needs of its customers are serviced by Pomeroy’s ISO 9001:2000 registered distribution and integration center located in Hebron, Kentucky.  This facility is approximately 161,000 square feet and distributes and integrates products and technologies sold by the Company as well as products supplied by its customers.  Pomeroy also operates a service depot operation within this centralized facility.

OUR FACILITIES

The Company operations are conducted from a 20 acre campus situated in northern Kentucky.  The three building campus provides the backbone for most of the Company’s operations including financial functions, product procurement, distribution center operations, product configuration and service repairs, and customer call center operations.  In 2007, the Company had its first full year of operations for this call center, which houses over 150 associates.  The call center operates 24 hours a day, 7 days a week, 365 days a year.  Pomeroy's distribution and integration center utilizes technology to manage the supply chain needs of our clients, which include procurement, receiving, stocking, pick, pack and ship operations and management of the Company's on-hand physical and perpetual inventories. In addition, this distribution center also performs third party logistics and assembly operations for some of our major customers. The radio-frequency based warehouse management system controls and manages the flow of physical inventory through the use of bar code logic from the earliest point of demand generation, purchase order creation, to the final step in the supply chain process of shipment processing to meet our customers' delivery and integration requirements.

Outside of northern Kentucky, the Company has 21 sales and service centers throughout the eastern half of the United States.  Several of these centers provide local client services and contain walk-in warranty repair services for leading PC manufacturers.  The number of branch offices is dependent upon local market presence and customer contractual requirements.  The number of facilities will be adjusted as business needs warrant.

BACKLOG

Other than future sales and revenues from existing long-term contracts, Pomeroy does not have a significant backlog of business since it normally delivers and installs products purchased by its customers within 10 days from the date of order. Accordingly, backlog is not material to Pomeroy's business or indicative of future sales. From time to time, Pomeroy experiences difficulty in obtaining products from its major vendors as a result of general industry conditions.   These delays have not had, and are not anticipated to have, a material adverse effect on Pomeroy’s results of operations.

PATENTS AND TRADEMARKS

The Company owns no trademarks or patents. Although Pomeroy's various dealer agreements do not generally allow the Company to use the trademarks and trade names of these various manufacturers, the agreements do permit the Company to refer to itself as an “authorized representative” or an "authorized service provider" of the products of those manufacturers and to use their trademarks and trade names for marketing purposes. Pomeroy considers the use of these trademarks and trade names in its marketing efforts to be important to its business.

ACQUISITIONS

Acquisitions have contributed significantly to Pomeroy's historical growth.  The Company believes that acquisitions are one method of increasing its presence in existing markets, expanding into new geographic markets, adding experienced service personnel, gaining new product offerings and services, obtaining more competitive pricing as a result of increased purchasing volumes of particular products and improving operating efficiencies through economies of scale. In recent years, there has been consolidation among providers of computer products and services and Pomeroy believes that this consolidation will continue, which, in turn, may present additional opportunities for the Company to grow through acquisitions.  The Company’s most recent acquisition occurred in fiscal 2004.

SEGMENTS

The Company is aligned into functional lines: Sales, Service Operations, Finance and Administrative.  Management and the board of directors review operating results on a consolidated basis.  As a result the Company has one operating segment and the Company report’s one reportable segment

INFORMATION

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through its internet website at www.pomeroy.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.  The public also may read and copy any of these filings at the SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet site that contains the Company’s filings; the address of that site is http://www.sec.gov.

ITEM 1A.  RISK FACTORS

The following factors, among others, are likely to affect Pomeroy’s operations and financial results and should be considered in evaluating Pomeroy’s outlook.

Pricing Pressures
Pomeroy believes its prices and delivery terms are competitive, however, certain competitors may offer more aggressive pricing to their customers. The Company has experienced and expects continued pricing pressure due to industry consolidation and the efforts of manufacturers to sell directly to Pomeroy’s customers.  In addition, the general weakness in the U.S. economy has impacted Pomeroy’s business.  In an attempt to stimulate sales to existing and new customers, the Company believes that pricing pressures may increase in the future, which could require the Company to reduce prices, which may have an adverse impact on its operating results.  Decreasing prices of Pomeroy’s products and services offerings would require the Company to sell a greater number of products and services to achieve the same level of net sales.

Dependence on Major Customers
During fiscal 2007, approximately 39.7% of Pomeroy's total net revenues were derived from its top 10 customers.  Only one customer, IBM Corporation, accounted for more than 10% of Pomeroy’s total net revenues with approximately $65.9 million in revenues for fiscal 2007.  The revenues generated from IBM Corporation are primarily resulting from technical staffing services provided.  The loss of one or more significant customers could have a material adverse impact on the Company’s operating results.

Government Contracts
A portion of Pomeroy’s revenue is derived from contracts with state and local governments and government agencies. In the event of a dispute, the Company would have limited recourse against the government or government agency. Furthermore, future statutes and/or regulations may reduce the profitability of such contracts. In addition, certain of the Company’s government contracts have no contractual limitation of liability for damages resulting from the provision of services.

Dependence on Key Personnel
The success of Pomeroy is dependent on the services of Keith R. Coogan, President and Chief Executive Officer of the Company, and other key personnel. The loss of the services of key personnel could have a material adverse effect on Pomeroy's business.  Pomeroy has entered into employment agreements with certain of its key personnel, including Mr. Coogan. Pomeroy's success and plans for future growth will also depend on its ability to attract and retain highly skilled personnel in all areas of its business.

Dependence on Technical Employees
The future success of Pomeroy's services business depends in large part upon the Company’s ability to attract and retain highly skilled technical employees in competitive labor markets. There can be no assurance that Pomeroy will be able to attract and retain sufficient numbers of skilled technical employees. The loss of a significant number of Pomeroy's existing technical personnel or difficulty in hiring or retaining technical personnel in the future could have a material adverse effect on the Company’s operations and financial results.

Dependence on Vendor Relationships
The Company’s current and future success depends, in part, on its relationships with leading hardware and software vendors and on its status as an authorized service provider.  Pomeroy is currently authorized to service the products of many industry-leading hardware, software and internetworking product vendors.  Without these relationships, the Company would be unable to provide its current range of services, principally warranty services.

The Company had several vendors who comprised 10% or more of our purchases. During fiscal 2007, approximately 45%, of our purchases were made from three vendors. During fiscal 2006, approximately 55% of our purchases were made from four vendors. During fiscal 2005, approximately 66% of our purchases were from five vendors. Purchases from any one vendor will vary year-to-year depending on sales. None of our large vendors sell the Company products or services that we could not purchase from other vendors.

Below are the vendors and the percentage of purchase that comprise 10% or more of purchases for fiscal 2007, 2006 and 2005:

Fiscal 2007
Tech Data Corporation	17%
Hewlett Packard Inc.	14%
Cisco Systems	14%

Fiscal 2006
Tech Data Corporation	21%
Hewlett Packard Inc.	13%
Cisco Systems	10%
Dell	10%

Fiscal 2006
Tech Data Corporation	20%
Hewlett Packard Inc.	13%
Cisco Systems	13%
Dell	10%
Ingram Micro Inc.	10%

The Company may not be able to maintain, or attract new relationships with the computer hardware and software vendors that it believes are necessary for its business.  Since Pomeroy utilizes vendor relationships as a marketing tool, any negative change in these relationships could adversely affect its financial condition and results of operations while it seeks to establish alternative relationships.  In general, authorization agreements with vendors include termination provisions, some of which are immediate.  The Company cannot assure that vendors will continue to authorize it as an approved service provider. In addition, the Company cannot assure that vendors who introduce new products will authorize it as an approved service provider for such new products.

Significant product supply shortages have resulted from time to time because manufacturers have been unable to produce sufficient quantities of certain products to meet demand.  The Company expects to experience some difficulty in obtaining an adequate supply of products from its major vendors, which may result in delays in completing sales.

The loss of any vendor relationship, product line, or product shortage could reduce the supply and increase costs of products sold by Pomeroy and adversely impact the Company’s competitive position.

Growth and Future Acquisitions
In the past, Pomeroy has grown both internally and through acquisitions.  Pomeroy continues to focus on customer satisfaction as well as execution of its market development and penetration strategies.  Pomeroy’s business strategy is to grow both internally and through acquisitions. In fiscal 2004, Pomeroy completed one acquisition and continues to evaluate expansion and acquisition opportunities that would complement its ongoing operations.  As part of Pomeroy’s growth strategy, it plans to continue to make investments in complementary companies, assets and technologies, although there can be no assurance that Pomeroy will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies into Pomeroy without substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will be profitable at the time of their acquisition or will achieve levels of profitability that justify the investment therein. Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on Pomeroy's reported operating results, disrupting ongoing business and distracting management and employees, incurring debt to finance acquisitions or issuing equity securities which could be dilutive to existing stockholders, dependence on retaining, hiring and training key personnel, incurring unanticipated problems or legal liabilities and amortization of acquired intangible assets.  Some or all of these special risks, if they occur, could have a material adverse effect on Pomeroy's operations and financial results.

Material Weaknesses in Internal Control over Financial Reporting
In 2005, Pomeroy identified material weaknesses in its internal control over financial reporting. The material weaknesses identified for fiscal year 2005 contributed to the delay in Pomeroy's filing of the quarterly report on Form 10-Q for the third quarter of fiscal 2005 and the restatements of the quarterly results for the first and second quarters of fiscal 2005.  Pomeroy has completed the identification and implementation of modifications to controls and procedures needed to remediate the material weaknesses.  In the future, if the controls assessment process required by Section 404 of the Sarbanes-Oxley Act reveals new material weaknesses or significant deficiencies, the correction of such material weaknesses or deficiencies could require remedial measures that could be costly and time-consuming.  In addition, the discovery of new material weaknesses could also require the restatement of prior period operating results. If Pomeroy continues to experience material weaknesses in its internal control over financial reporting, Pomeroy could lose investor confidence in the accuracy and completeness of its financial reports, which would have an adverse effect on its stock price.  If Pomeroy is unable to provide reliable and timely financial reports, its business and prospects could suffer material adverse effects. For example, under Pomeroy's current credit facility, financial statements must be presented in a timely manner.  Delay in these filings would result in a default. An event of default could adversely affect Pomeroy’s ability to obtain financing on acceptable terms.

Business Technology Systems
Pomeroy relies upon the accuracy, availability and proper utilization of its business technology systems to support key operational areas including financial functions, product procurement and sales, and engagement and technician management, staffing and recruiting. Over the past year, Pomeroy has continued to make investments in its systems, including enhancements to desk side support dispatch operations, recruiting capabilities and internal reporting.  The Company has also signed an agreement with an industry-leading firm to provide future data center hosting and support capabilities.

In the fourth quarter of fiscal 2007, Pomeroy announced the acquisition of an enterprise planning software. This investment will eventually replace many of Pomeroy’s existing systems and provide a single integrated and proven system upon which the Company can grow.  The initial deployments are anticipated to begin in fiscal 2009 and focus on financial planning, accounting, product procurement and sales.  It is anticipated that other modules and business functions may be deployed over time.  There can be no assurance that Pomeroy will anticipate all of the demands which expanding operations may place on its business technology systems. The occurrence of a significant system failure or Pomeroy's failure to expand or successfully implement its systems could have a material adverse effect on Pomeroy's operations and financial results.

Vendor Receivables
Any change in the level of vendor rebates or manufacturer market development funds offered by manufacturers that results in the reduction or elimination of rebates or manufacturer market development funds currently received by Pomeroy could have a material adverse effect on Pomeroy's operations and financial results. In particular, a reduction or elimination of rebates related to government and educational customers could adversely affect Pomeroy's ability to serve those customers profitably.  In addition, there are specific risks, discussed below, related to the individual components of vendor receivables that include vendor rebates, manufacturer market development funds and warranty receivables.  The determination of an appropriate allowance is based on the deterioration in the aging of the vendor receivables, the expected resolution of the disallowed claims (see primary reasons for vendor rebate claims being disallowed in “Vendor Rebates” below) and the general posture of the OEMs regarding resolution.

Vendor Rebates
The most significant component of vendor receivables is vendor rebates.  Vendor rebate programs are developed by OEMs allowing them to modify product pricing on a case-by-case basis (generally determined by individual customers) to maintain their competitive edge in specific transactions.  Pomeroy contacts the OEM to request a rebate for a specific transaction, and if approved, the OEM provides Pomeroy with a document authorizing a rebate to be paid to Pomeroy at a later date when a claim is filed.  If the business is won, Pomeroy records the sale and the cost of the sale is reduced by the amount of the rebate, which is recorded as a vendor receivable.  Rebate programs involve a complex set of rules varying by manufacturer.  As a result of the rules and complexity of applying the rules to each item sold, claims are often rejected and require multiple submissions before credit is given resulting in longer aging of vendor receivables than other types of receivables.  In addition, sometimes a claim is rejected altogether and no credit is given.  Primary reasons for claims being disallowed and corresponding re-files include serial number issues (such as, missing, incomplete, transposed, data base match-up discrepancies), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (such as, bid letters, customer information).  Pomeroy has made substantial process and system enhancements geared towards minimizing re-filing rebate claims, but there is no assurance that Pomeroy will be able to successfully claim all of the vendor rebates that were passed along to the customers in a form of a reduction in sales price.  Pomeroy has written off vendor receivables in the past and may do so in the future.

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

Warranty Receivables
The Company performs warranty service work on behalf of the OEM on customer product.  Any labor cost or replacement parts needed to repair the product is reimbursable to Pomeroy by the OEM.  It is the Company’s responsibility to file for and collect these claims.  The inability of the Company to properly track and document these claims could result in the loss of reimbursements.

Inventory Management
Rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence characterize the information technology industry. While most of the inventory stocked by Pomeroy is for specific customer orders, inventory devaluation or obsolescence could have a material adverse effect on Pomeroy's operations and financial results. Current industry practice among manufacturers is to provide price protection intended to reduce the risk of inventory devaluation, although such policies are subject to change at any time and there can be no assurance that such price protection will be available to Pomeroy in the future. In prior fiscal years, many manufacturers reduced the number of days for which they provided price protection. During fiscal 2006, most of the reductions stabilized; however, current terms and conditions remain subject to change.  In addition to the price protection mentioned above, subject to certain limitations, Pomeroy currently has the option of returning inventory to certain manufacturers and distributors. The amount of inventory that can be returned to manufacturers without a restocking fee varies under Pomeroy's agreements and such return policies may provide only limited protection against excess inventory. There can be no assurance that new product developments will not have a material adverse effect on the value of the Company’s inventory or that the Company will successfully manage its existing and future inventory. In addition, Pomeroy stocks parts inventory for its services business. Parts inventory is more likely to experience a decrease in valuation as a result of technological change and obsolescence.  Manufacturers with respect to service parts do not ordinarily offer price protection.

Stock Price
Pomeroy’s stock price is affected by a number of factors, including quarterly variations in revenue, gross profit and operating income, low trading volume, general economic and market conditions, and estimates and projections by the investment community.  As a result, Pomeroy’s common stock may fluctuate in market price.

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

Pomeroy’s principal executive offices, distribution facility, training center, and service operations center comprised of approximately 58,000, 161,000, 22,000, and 69,000 square feet of space, respectively, are located in Hebron, Kentucky.  These facilities are leased from Pomeroy Investments, LLC (“Pomeroy Investments”), a Kentucky limited liability company controlled by David B. Pomeroy, II, a director of the Company, under a ten-year triple-net lease agreement, which expires in July 2015. The lease agreement provides for 2 five-year renewal options.  Pomeroy also has non-cancelable operating leases for its regional offices, expiring at various dates between 2008 and 2012. Pomeroy believes there will be no difficulty in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space. In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used. Pomeroy does not own any real property.

ITEM 3. Legal Proceedings

As previously reported, on August 30, 2007, Mr. Stephen E. Pomeroy, a former director and CEO of the Company, filed a complaint in Boone County Circuit Court in Kentucky against the Company, Flagg Street Capital, LLC, Jonathan Starr, Ken Waters, Dave Boucher, Debbie Tibey, Vince Rinaldi, Kevin Gregory and Hope Griffith. This complaint has been settled and the Company does not anticipate any future adverse material effect on the Company’s financial position or results of operation. There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The following table sets forth, for the periods indicated, the high and low sales price for the Common Stock for the fiscal quarters indicated as reported on the NASDAQ National Market.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$9.25	$7.30	$10.73	$8.20
Second Quarter	$10.21	$8.95	$9.49	$7.04
Third Quarter	$10.89	$7.44	$8.31	$7.02
Fourth Quarter	$8.54	$6.06	$8.81	$7.18

As of February 29, 2008, there were approximately 240 holders of record of Pomeroy's common stock.

Dividends

During 2007 and 2006, the Company did not pay any cash dividends.  Pomeroy has no plans to pay cash dividends in the foreseeable future and the payment of such dividends is restricted under Pomeroy’s current credit facility.  Under such credit facility, cash dividends and stock redemptions are limited to $5 million annually.

Equity Compensation Plans

The following table provides information, as of January 05, 2008, with respect to equity compensation plans under which equity securities of the Company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by the shareowners and (ii) all compensation plans not previously approved by the shareowners.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weight-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,406,829	$11.01	2,596,998

Equity compensation plans not approved by shareholders	-	-	-
Total	1,406,829	$11.01	2,596,998

Performance Graph

The following Performance Graph compares the percentage of the cumulative total stockholder return on the Company’s common shares with the cumulative total return assuming reinvestment of dividends of (i) the S&P 500 Stock Index and (ii) the NASDAQ Composite Index.

	01/05/03	01/05/04	01/05/05	01/05/06	01/05/07	01/05/08
Pomeroy	100.00	122.07	121.16	70.41	66.53	51.07
S&P 500	100.00	123.51	130.28	140.16	155.15	155.37
NASDAQ COMP	100.00	147.60	150.77	164.15	174.51	180.57

Unregistered Sales of Equity Securities and Use of Proceeds

None

Purchases of Equity Securities by Issuers

The following table provides information regarding the Company’s purchases of its common stock during the fourth quarter of 2007.

Period	Total number of shares purchased	Average price Paid per share ($)	Total number of shares purchased as part of publicly announced plan (1)	The maximum Amount that may yet be purchased under the plan (1) ($) (thousands)
October 6, 2007 - November 5, 2007	-	$-	-	$-

November 6, 2007 - December 5, 2007	-	-	-	-

December 6, 2007 - January 5, 2008	145,266	6.7805	145,266	$4,015
	145,266	$6.7805	145,266

(1) On December 3, 2007, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock.  The Company intends to effect such repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 (“Act”).  The acquired shares will be held in treasury or cancelled.  The Company anticipates financing the repurchase program out of working capital and its available credit facility. This stock redemption program was approved to remain in place through the earlier of December 5, 2008, or the date on which $5 million in repurchases is completed, whichever comes first.  In addition, the Board adopted a written trading plan under Rule 10b5-1 of the Act to facilitate the repurchase of its common stock pursuant to the stock repurchase program. Rule 10b5-1 allows the Company to purchase its shares at times when the Company would not ordinarily be in the market because of the Company’s trading policies or the possession of material non-public information. To the extent that the $5 million limit has not been reached by December 5, 2008, the Company will remain authorized to repurchase additional shares under the stock repurchase program following termination of the 10b5-1 plan, without further announcement, or may adopt further 10b5-1 plans pursuant to Board authorization.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)
	For the Fiscal Years
	2007	2006	2005	2004(1)	2003(2)
Consolidated Statement of Operations Data:
Net revenues (3)	$586,907	$592,981	$683,670	$705,715	$569,905
Cost of revenues (3,4)	502,922	500,945	591,940	610,579	499,512
Gross profit	83,985	92,036	91,730	95,136	70,393

Operating expenses:
Selling, general and administrative (4,5,6,7,8,10)	92,251	80,973	86,010	72,346	50,279
Depreciation and amortization (5)	4,687	4,894	5,568	4,393	5,319
Goodwill impairment (9)	98,314	3,472	16,000	-	-
Total operating expenses	195,252	89,339	107,578	76,739	55,598

Income (loss) from operations	(111,267)	2,697	(15,848)	18,397	14,795

Interest income	908	582	193	310	133
Interest expense	(457)	(1,149)	(1,028)	(561)	(58)
Interest income (expense), net	451	(567)	(835)	(251)	75

Income (loss) before income tax	(110,816)	2,130	(16,683)	18,146	14,870

Income tax expense (benefit) (11)	1,417	987	(6,021)	7,213	5,799
Net income (loss)	$(112,233)	$1,143	$(10,662)	$10,933	$9,071

Earnings (loss) per common share (basic)	$(9.10)	$0.09	$(0.85)	$0.89	$0.74
Earnings (loss) per common share (diluted)	$(9.10)	$0.09	$(0.85)	$0.88	$0.73

Consolidated Balance Sheet Data:
Working capital	$81,204	$90,307	$84,022	$80,959	$116,786
Long-term debt, net of current maturities	-	-	-	250	913
Equity	92,767	204,980	204,486	212,722	199,797
Total assets	206,584	308,963	295,145	332,888	269,199

1)	During fiscal 2004, the Company and Pomeroy Acquisition Sub, Inc., a wholly owned subsidiary of the Company, completed a merger with Alternative Resources Corporation (“ARC”).

2)	During fiscal 2003, Pomeroy acquired all the outstanding common stock of Micrologic Business Systems of K.C., Inc. and acquired certain assets of eServ Solutions Group, LLC.

3)
During fiscal 2007, the Company has revised its historical financial statements to reclassify revenue and cost related to the sale of third party manufacturer warranty and service agreements.  During a detailed review of the accounting treatment of its revenue recognition policies, the Company determined that certain revisions to the accounting treatment of its revenue recognition for the sale of third party manufacturer warranty and service agreements were appropriate. The revenue related to the sale of third party manufacturer warranties and service agreements were previously recorded at the time of the sale within net revenues with the related payments to the third party service providers classified as Cost of revenues.  As the Company is not obligated to perform these services, we determined it is more appropriate to recognize the net amount of revenue and related payments as a net revenue at the time of sale, pursuant to the guidelines of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”   The selected financial data presented above reflect the revised amounts. The impact of the revision was a decrease in total Net revenues and a corresponding decrease in the Cost of revenues, see Note 2 to Consolidated Financial Statements. The impact on fiscal 2004 and fiscal 2003 was a decrease in total net revenues and a corresponding decrease in the cost of revenues of $36.6 million and $28.5 million, respectively.

4)	During fiscal 2007, the Company recorded $2.4 million of contract losses for two contracts which the Company expects to fulfill the obligations during fiscal 2008.

5)
During fiscal 2007, the Company initiated a project to replace its enterprise reporting system. As a result, a charge of $2.1 million was recorded to write-off certain software and change the remaining useful life of other existing software.

6)
During fiscal 2007, the Company recorded expenses of $1.2 million, primarily related to the contested Proxy solicitation. In addition, the Company recorded $0.4 million for severance, $0.3 for non recoverable transition costs on loss contracts, and $3.0 million for the resolution of certain outstanding lawsuits and payment of earn-out compensation. In fiscal 2003, Pomeroy's results include a charge of $0.2 million related to a litigation settlement.

7)	During fiscal 2007, 2006, 2005 and 2003, the Company recorded a provision for bad debts of $3.5 million, $1.7 million, $2.0 million and $0.2 million, respectively.

8)
During fiscal 2007, fiscal 2006 and fiscal 2005, the Company recorded severance charges totaling $0.4 million, $0.1 million and $0.9 million, respectively, resulting primarily from a realignment of the structure of the Company’s internal organization.  Additionally, during fiscal 2005, the Company recorded restructuring charges aggregating $1.4 million due to unrecoverable assets related to the Company’s former wholly-owned subsidiary, Technology Integration Financial Services (“TIFS”).  Substantially all the assets of TIFS were sold in fiscal 2002.  During fiscal 2004, Pomeroy’s results include an after tax charge of $1.5 million ($0.12 per diluted share) related to the Company recording restructuring and severance charges totaling $2.4 million.

9)	During fiscal 2007, 2006 and 2005, Pomeroy recorded charges for goodwill impairment totaling $98.3 million, $3.5 million and $16.0 million, respectively.

10)
During fiscal 2006, Pomeroy’s results include $1.6 million related to share based compensation due to adoption of FAS 123R in fiscal 2006.  For fiscal 2007 the Company results included $0.9 million related to share based compensation.

11)	For fiscal 2007, the Company recorded non-cash tax valuation reserves of approximately $15.0 million primarily due to the uncertainty of the future realization of deferred tax assets.

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

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(4)	(1,2,4)	(1,2,3,4)	(4,6,7)
Net revenues (8)	$141,993	$138,261	$144,392	$162,261
Gross profit	$23,702	$22,023	$20,730	$17,530
Net income (loss)	$1,825	$(853)	$(91,794)	$(21,411)
Comprehensive income (loss)	$1,743	$(850)	$(91,791)	$(21,329)
Earnings (loss) per common share:
Basic	$0.15	$(0.07)	$(7.44)	$(1.74)
Diluted	$0.14	$(0.07)	$(7.44)	$(1.74)

	Fiscal 2006
	First Quarter (4)	Second Quarter (4)	Third Quarter (4,5)	Fourth Quarter (4,9)
Net revenues (8)	$143,943	$151,239	$147,197	$150,602
Gross profit	$21,038	$24,783	$22,660	$23,555
Net income (loss)	$(1,419)	$2,031	$(1,012)	$1,543
Comprehensive income (loss)	$(1,419)	$2,027	$(1,013)	$1,539
Earnings (loss) per common share:
Basic	$(0.11)	$0.16	$(0.08)	$0.12
Diluted	$(0.11)	$0.16	$(0.08)	$0.12

1)
During fiscal 2007, the Company recorded expenses of $1.2 million, for legal consulting and settlement cost including the contested Proxy, of which $0.9 million was incurred the second quarter and $0.3 million in the third quarter.

2)
During fiscal 2007, the Company recorded expenses of $1.2 million, primarily related to the contested Proxy solicitation. In addition, the Company recorded $0.4 million for severance, $0.3 million for non-recoverable transition costs on loss contracts and $3.0 million for the resolution of several outstanding lawsuits and payments of earn-out compensation; $0.9 million, $0.2 million and $2.6 million in the second, third and fourth quarters, respectively.

3)
During fiscal 2007, the Company initiated a project to replace its enterprise reporting system. As a result, a charge of $2.1 million was recorded in the third quarter of fiscal 2007 to write-off certain software and the remaining useful life of other existing software was changed.

4)
During fiscal 2007 and fiscal 2006, Pomeroy recorded a provision for bad debts of $3.5 million and $1.7 million, respectively, of which $0.1 million, $0.5 million, $2.4 million and $0.5 million were in the first, second, third and fourth quarters of fiscal 2007 and $0.2 million, $0.3 million and $1.2 million were in the second, third and fourth quarters of fiscal 2006.

5)	During the third quarters of fiscal 2007 and fiscal 2006, Pomeroy recorded goodwill impairment charges of $98.3 million and $3.5 million, respectively.

6)	During the fourth quarter of fiscal 2007, the Company recorded $2.4 million of contract losses for two contracts which the Company expects to fulfill the obligations during fiscal 2008.

7)
The Company revised its sales commission program effective for fiscal 2008, as a part of the transition to the new sales commission program; the Company incurred an additional $0.5 million of commission expense in the fourth quarter of fiscal 2007.

8)
During fiscal 2007, the Company has revised its historical financial statements to reclassify revenue and cost related to the sale of third party manufacturer warranty and service agreements.  During a detailed review of the accounting treatment of its revenue recognition policies, the Company determined that certain revisions to the accounting treatment of its revenue recognition for the sale of third party manufacturer warranty and service agreements were appropriate. The revenue related to the sale of third party manufacturer warranties and service agreements were previously recorded at the time of the sale within Net revenues with the related payments to the third party service providers classified as Cost of revenues.  As the Company is not obligated to perform these services, we determined it is more appropriate to recognize the net amount of revenue and related payments as a Net revenue at the time of sale,  pursuant to the guidelines of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  The quarterly results of operations presented reflect the revised amounts. The impact of this revision was a decrease in total Net revenues and a corresponding decrease in the Cost of revenues, see Note 2 to Consolidated Financial Statements.

9)
During the fourth quarter of fiscal 2007, the Company recorded non-cash tax valuation reserves of approximately $15.0 million primarily, due to the uncertainty of the future realization of the deferred tax assets.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s results of operation and financial position should be read in conjunction with its consolidated financial statements included elsewhere in this report.  In addition, the factors described under “Risk Factors” should be considered in evaluating the Company’s outlook.

Critical Accounting Policies
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well the reported amounts of revenues and expenses during the reporting period.   Management believes that it consistently applies judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented.  However, any errors in these judgments and estimates may have a material impact on the Company’s statement of operations and financial condition.  Critical accounting policies, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain.  The Company considers its critical accounting policies to be (1) revenue recognition, (2) vendor and trade receivable allowances, (3) valuation of long-lived assets, (4) income taxes, (5) contingencies and accruals, and (6) stock based compensation.

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

Generally the Company, in accordance with SAB 104, recognizes revenue on the sale of products when the products are shipped, persuasive evidence of an arrangement exists, delivery has occurred, collection of the relevant receivable is probable and the sales price is fixed or determinable.

Generally the Company, pursuant to the guidelines of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, determines if revenue should be reported based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee by determining if the Company performs as an agent or broker without assuming the risks and rewards of ownership of the goods, in that case sales would be reported on a net basis.

For revenues generated from the sale of warranty contracts, the Company records revenue at the net amount in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”).  For further information on warranty contract revenue reporting see Note 2 to Consolidated Financial Statements.

When the Company provides a combination of products and services to customers, the arrangement is evaluated under EITF 00-21, which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  For substantially all products and services we provide to customers (a) the product or service has stand-alone value, (b) fair value of the undelivered item can be estimated and (c) delivery or performance of the undelivered items is considered probable and in the control of the vendor.  In most instances, the quoted price for each element is equal to the relative fair value as the Company almost always is required to competively bid each component of multiple-element arrangements.

Pomeroy provides certain services on a time and materials basis.  Revenue related to these services is recognized at the time the related services and materials are provided.  The Company also has certain fixed price contracts for which the proportional performance method is applied.  If the arrangement involves an unspecified number of actions over a given period of time, an equal amount of revenue is recognized in fixed intervals, typically using the straight-line method over the contract's life to recognize the service revenue.

Pomeroy enters into fixed price maintenance contracts with its customers.  The Company provides fixed price maintenance and support services covering specific computer equipment to its customers.  Pomeroy's fixed price contracts may include labor and or parts and a contract's life can cover a period from three months to multiple years.  These service contracts are a pre-determined arrangement with contractual values and start and end dates. This fixed-price service contracts are invoiced upfront but the revenue is deferred and Recognized ratably over the life of the contract.  Pomeroy's associated actual expenses, labor and material, are recognized as incurred.

The Company reports revenues and costs net of any taxes collected from customers.  When the Company collects taxes from customers, the taxes are included in accounts payable and accrued liabilities until remitted to the taxing authorities.

Vendor and trade receivable allowances
Pomeroy maintains allowances for doubtful accounts on both vendor and trade receivables for estimated losses resulting from the inability of its customers or vendors to make required payments. The determination of a proper allowance for vendor receivables is based on an ongoing analysis as to the recoverability of the Company’s vendor receivable portfolio based primarily on account aging.  The determination of a proper allowance for trade receivables is based on an ongoing analysis as to the credit quality and recoverability of the Company’s trade receivable portfolio.

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

Valuation of long-lived assets
Long-lived assets, including property and equipment, goodwill and other intangible assets are reviewed for impairment when events or changes in facts and circumstances indicate that their carrying amount may not be recoverable.  Events or changes in facts and circumstances that Pomeroy considers as impairment indicators include the following:

•	Significant underperformance of the Company’s operating results relative to expected operating results;
•	Net book value compared to fair value;
•	Significant adverse economic and industry trends;
•	Significant decrease in the market value of the asset;
•	Significant changes to the asset since the Company acquired it; and
•	The extent that the Company may use an asset or changes in the manner that the Company may use it.

When the Company determines that one or more impairment indicators are present for long lived assets other than goodwill, Pomeroy compares the carrying amount of the asset to the net future undiscounted cash flows that the asset is expected to generate.  If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, Pomeroy would recognize an impairment loss to the extent the carrying value of the asset exceeds its fair value.  An impairment loss, if any, would be reported in the Company’s results of operations.

As required by FAS 142, the Company evaluates goodwill for impairment on annual bases.  Management and the board of directors review operating results on a consolidated basis for the Company as such the Company has one reporting unit for goodwill testing.  The Company has adopted January 5, as the valuation date for the annual testing.  Write down of goodwill, if any, would be reported in the Company’s results of operations.  The Company recognized goodwill impairment of $16.0 million during the fourth quarter of fiscal 2005, $3.5 million during the third quarter of fiscal 2006 and $98.3 million during the third quarter of fiscal 2007, which was equal to the remaining value of goodwill on its books.

Income taxes
Pomeroy is required to estimate income taxes in each of the jurisdictions in which the Company operates.  This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet.  The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that the Company believes recovery is not likely; the Company must establish a valuation allowance.  To the extent the Company establishes a valuation allowance in a period; the Company must include an expense within the tax provision in the statement of operations.

Pomeroy recorded in fiscal 2007 a $15.0 million non-cash valuation reserve to reduce the carrying amount of recorded deferred tax assets after management’s review determined that the deferred tax assets may not be recovered from future taxable income in the near future.  The Company considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for this valuation allowance.  The valuation allowance recorded in fiscal 2007; increase the net loss for the fiscal year.  The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and an interpretation of FASB Statement No. 109 (“FIN 48”) on January 6, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination.  The Company includes interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.

Contingencies and Accruals
The Company is subject to the possibility of various loss contingencies and accruals arising in the ordinary course of business. The Company accrues an estimated loss contingency when probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine if such accruals should be adjusted and if new accruals are required.

In accordance with FASB Technical Bulletin No. 90-1 (as amended) “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” the Company recognizes a loss on a contract and records a liability when the loss is known and certain. The loss is calculated by using the estimated contract revenues less estimated direct employee and product costs over the remaining term of the contract or until an established contract exit date.  During the fourth quarter of fiscal 2007, the Company recorded a $2.4 million loss for 2 of the Company’s contracts received in fiscal 2007, which the projected margins had not been realized. The Company expects to fulfill its commitments for these contracts during fiscal 2008.

Stock based compensation plans

The Company has equity plans intended to provide an equity interest in the Company to key management personnel and thereby provide additional incentives for such persons to devote themselves to the maximum extent practicable to the businesses of the Company.   The Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123R) (“Stock Based Payment”) effective January 6, 2006.  SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which the employee is required to provide the services.  The Company has adopted SFAS 123R using the modified prospective method and therefore, results for periods prior to January 6, 2006 have not been restated.  Under the modified prospective method, SFAS 123R applies to new awards and to awards that were outstanding as of January 5, 2006 that are subsequently vested, modified, repurchased or cancelled.  Compensation expense recognized during 2006 includes the portion vesting during the period for (1) all share-based payments granted, prior to, but not yet vested as of January 5, 2006, based on the grant date fair value estimated in accordance with the original provisions SFAS 123 and (2) all share-based payments granted, subsequent to January 5, 2006, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.  For further information on the Company’s equity compensation plan see Note 16 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is to be used for all business combinations and that an acquirer is identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will implement SFAS No. 141(R) for any business combinations occurring at or subsequent to January 5, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008 with retrospective application. The Company has determined there should be no impact on its financial statements by adopting SFAS No. 160.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement will be effective as of the beginning of the first quarter of fiscal 2008, although earlier adoption is permitted. The Company has determined there should be no impact on its financial statements by adopting SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company does not anticipate the adoption of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As a result of the implementation of FIN 48, the Company recognized a $231,000 increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to retained earnings in accordance with the provisions of this statement in fiscal 2006.  For further information on the Company’s income taxes see Note 8 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of net product, and service revenues:

	Net Product and Service Revenues
(in thousands)
Financial Results	For the Fiscal Years
	2007	% of Revenues	2006	% of Revenues	2005	% of Revenues

Net revenues:
Product	$386,605	65.9%	$373,232	62.9%	$483,431	70.7%
Service	200,302	34.1%	219,749	37.1%	200,239	29.3%
Total net revenues	586,907	100.0%	592,981	100.0%	683,670	100.0%

Gross profit
Product	32,077	5.6%	29,543	5.0%	36,048	5.3%
Service	51,908	8.8%	62,493	10.5%	55,682	8.1%
Total gross profit	83,985	14.4%	92,036	15.5%	91,730	13.4%

Gross profit %
Product %	8.3%		7.9%		7.5%
Service %	25.9%		28.4%		27.8%

Operating expenses:
Selling, general and administrative	92,251	15.7%	80,973	13.7%	86,010	12.6%
Depreciation and amortization	4,687	0.8%	4,894	0.8%	5,568	0.8%
Goodwill impairment	98,314	16.7%	3,472	0.6%	16,000	2.3%
Total operating expenses	195,252	33.2%	89,339	15.1%	107,578	15.7%

Income (loss) from operations	(111,267)	-18.8%	2,697	0.4%	(15,848)	-2.3%

Interest income	908	0.2%	582	0.1%	193	0.0%
Interest expense	(457)	-0.1%	(1,149)	-0.1%	(1,028)	-0.1%
Net interest income (expense)	451	0.1%	(567)	0.0%	(835)	-0.1%

Income (loss) before income tax	(110,816)	-18.9%	2,130	0.4%	(16,683)	-2.4%
Income tax expense (benefit)	1,417	0.2%	987	0.2%	(6,021)	-0.8%

Net income (loss)	$(112,233)	-19.1%	$1,143	0.2%	$(10,662)	-1.6%

FISCAL YEAR 2007 COMPARED TO FISCAL YEAR 2006

Total Net Revenues: Total net revenues decreased $6.1 million or 1.0% in fiscal 2007, compared to fiscal 2006. For fiscal 2007 and fiscal 2006, the net revenues were $586.9 million and $593.0 million, respectively.  The Company groups services sales into Technical Staffing and Infrastructure Services.  Technical Staffing support clients' project requirements, ensure compliance and success for a complete project, and serve as a dynamic repository for program data, standards, methodologies, lessons learned, and best practices.  Infrastructure services help clients optimize the various elements of distributed computing environments.  In addition Infrastructure Services help clients plan, design, deploy, and manage high-performance, high-reliability technology infrastructures.  These services include: high performance/blade server technologies, storage technologies, network and IP technologies, information security, and operating system technologies.

Product sales increased $13.4 million, an increase of 3.6% in fiscal 2007.  Our product revenue growth came predominantly from advanced product sales.

Service sales were $200.3 million in fiscal 2007, a decline of $19.4 million or 8.9% from fiscal 2006.  The Company groups services sales into Technical Staffing and infrastructure services.  Technical Staffing support clients’ project requirements, ensure regulatory and customer compliance requirements and promote success of the staffing projects.  Infrastructure services help clients optimize the various elements of distributed computing environments.  Encompassing the complete IT lifecycle, services include desktop and mobile computing, server and network environments.

(in thousands)
Service Revenue	Fiscal 2007	Fiscal 2006
Technical Staffing	$87.2	$87.0
Infrastructure Services	113.1	132.7
Total Service Revenue	$200.3	$219.7

Technical Staffing revenue accounted for approximately 43.5% of total service revenues, compared to 39.6% in fiscal 2006.

Infrastructure Service revenues decreased $19.6 million in fiscal 2007 due to a reduction in deployment projects, time and materials break-fix projects and customer attrition in our smaller market segments.  Infrastructure Service revenues were approximately 56.5% of total service revenues in fiscal 2007, compared to 60.4% in fiscal 2006.

Gross Profit:  Gross profit was $84.0 million in fiscal 2007, compared to $92.0 million in fiscal 2006. Gross profit, as a percentage of revenue, was 14.3% in fiscal 2007, compared to 15.5% in fiscal 2006.

The product gross profit was $32.1 million in fiscal 2007, compared to $29.5 million in fiscal 2006. Product gross profit as a percentage of product revenues increased to 8.3% in fiscal 2007, compared to 7.9% in fiscal 2006. The increase in product gross margins is due primarily to the higher volumes of advanced product sales and margin improvements as a result of initiatives put in place to promote stronger OEM partnerships.

Service gross profit was $51.9 million in fiscal 2007, compared to $62.5 million in fiscal 2006.  The decline in service gross profit of $10.6 million was the result of lower service revenue, reduced utilization and efficiency rates along with $2.0 million of charges taken in the fourth quarter for loss contracts.  Service margins were 25.9% in fiscal 2007, compared to 28.4% in fiscal 2006.

Operating Expenses:  Total operating expenses were $195.3 million in fiscal 2007, compared to $89.4 million in fiscal 2006, an increase of $105.9 million; The increase is the result of the following.

•
During the third quarter, the Company recorded a goodwill impairment charge of $98.3 million. The Company's declining stock price and failure to meet budgeted results during fiscal 2007 were considered impairment indicators. The Company's performance did not meet our expectations during fiscal 2007 as a result of shortfalls in revenue and reduced utilization rates. These are the primary factors which contributed to the goodwill impairment charge recorded in fiscal 2007. For Fiscal 2006 the goodwill impairment was $3.5 million.

•
In fiscal 2007, the Company initiated a project to replace its enterprise reporting system. As a result, the Company recorded a charge of $2.1 million to write-off certain software and reflects a change in the remaining useful life of other existing software.

•
In fiscal 2007, the Company recorded charges of $0.4 million for severance, $0.3 for non-recoverable transition costs on loss contracts, and $3.0 million for the resolution of certain outstanding lawsuits and payments of earn-out compensation. In fiscal 2006, the company resolved outstanding lawsuits of $0.1 million.

•	The Company costs of $1.2 million primarily related to a contested Proxy solicitation.
•
The Comapny recorded $3.5 million for bad debt expense in fiscal 2007. The bad debt allowance reflects the Company's history of charge-offs, and the current composition of its accounts receivable portfolio.  In fiscal 2006 the Company incurred bad debt expense of $1.7 million.

•
For 2007, other operating expenses increased an additional $2.0 million as a result of the following: an increase in commission expense due to a change in the Company sales commission program that resulted in accruing commissions on invoiced sales that had not been paid as of year end; compensation expense for new executive equity compensation and bonuses related to executive retention and increases in employee benefits primarily workers compensation.

Income (Loss) from Operations:  Income from operations decreased $112.1 million, to a loss of $111.3 million in fiscal 2007 from income of $2.7 million in fiscal 2006. The decrease in income from operations was primarily the result of increase in operating expenses for fiscal 2007, as described above.

Net Interest: Fiscal 2007 had net interest income of $0.5 million compared to net interest expense of $0.6 million during fiscal 2006. This increase in net interest income was a result of decreased borrowings under the Company’s credit facility and an increase in interest earned due to cash on hand.

Income Taxes:  Income tax was $1.4 million in fiscal 2007, compared to $1.0 million for fiscal 2006.  The Company’s effective income tax rate in fiscal 2007 was 1.3%.  For fiscal 2006, the effective income tax rate was 46.3%.  This fluctuation was principally related to permanent differences associated with goodwill impairment charges discussed above and a $15.0 million of non-cash tax valuation reserve established in the fourth quarter of fiscal 2007.

Net Income (Loss):  Net loss was $112.2 million in fiscal 2007, compared to net income of $1.1 million in fiscal 2006.  The change was a result of the factors described above.

FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005

Total Net Revenues: Total net revenues decreased $90.7 million, or 13.3%, to $593.0 million in fiscal 2006, from $683.7 million in fiscal 2005.

Product revenues decreased $110.2 million, or 22.8%, to $373.2 million in fiscal 2006, from $483.4 million in fiscal 2005.  This decline was due primarily to continued competitive pressure in the marketplace, reduction in IT spending by our customers, and delays in IT project deployment.

Service revenues increased $19.5 million, or 9.7%, to $219.7 million in fiscal 2006, from $200.2 million in fiscal year 2005. The increase service revenues relates primarily to the growth from the technical staffing engagements.

(in thousands)
Service Revenue:	Fiscal 2006	Fiscal 2005
Technical Staffing	$87.0	$61.2
Infrastructure Services	132.7	139.0
Total Service Revenue	$219.7	$200.2

Technical Staffing revenue increased as a result of an expanded relationship with one of our largest customers. Technical Staffing revenue accounted for approximately 39.6% of total service revenues, compared to 30.8% in fiscal 2005.  Infrastructure Services revenues decreased $6.3 million in fiscal 2006.  Infrastructure services revenues were approximately 60.4% of total service revenues in fiscal 2006, compared to 69.2% in fiscal 2005.

Gross Profit:  The gross profit margin was 15.5% in fiscal 2006, compared to 13.4% in fiscal 2005.  This increase in gross profit margin is primarily due to a change in the product/service mix, with a greater percentage from higher margin service revenue that produced higher gross margins.

Product gross profit was $29.5 million in fiscal 2006, compared to $36.0 million in fiscal 2005.  Product gross profit margins were 7.9% in fiscal 2006, compared to 7.5% in fiscal 2005.

Service gross profit was $62.5 million in fiscal 2006, compared to $55.7 million in fiscal 2005. Service gross profit margins were 28.4% in fiscal 2006, compared to 27.8% in fiscal 2005.

Operating Expenses:  Total operating expenses deceased $18.3 million, or 17.0%, to $89.3 million in fiscal 2006, from $107.6 million in fiscal 2005.

Part of this decease was due to lower goodwill impairment charges recorded in fiscal 2006, compared to fiscal 2005. For the year ended January 5, 2006, the Company determined there was impairment. The primary factor leading to the impairment was the Company's declining stock price in the fourth quarter of 2005. The second step of the goodwill impairment test was not completed prior to the issuance of the fiscal 2005 financial statements. Therefore, the Company recognized a charge of $16.0 million as a reasonable estimate of the impairment loss in its fiscal 2005 financial statements. During the third quarter of fiscal 2006, the Company completed the second step of the goodwill analysis as required under SFAS 142 and recorded additional impairment charges of $3.5 million in fiscal 2006.  Additionally, during fiscal 2005, the Company recorded restructuring charges aggregating $1.4 million due to unrecoverable assets related to the Company’s former wholly-owned subsidiary, Technology Integration Financial Services (“TIFS”).  Substantially all the assets of TIFS were sold in fiscal 2002.  In addition, the Company incurred bad debt expenses of $1.7 million in fiscal 2006, as compared to $2.0 million in fiscal 2005.

Income (Loss) from Operations: Income from operations increased $18.5 million, to $2.7 million in fiscal 2006, from a loss of $15.8 million in fiscal 2005. The Company's operating margin increased to negative 1.4% in fiscal 2006, compared to a negative 1.7% in fiscal 2005.  This increase is a result of the decrease in operating expenses as described above.

Net Interest:  Net interest expense was $0.6 million during fiscal 2006, compared to $0.8 million during fiscal 2005. This decrease in net interest expense was a result of decreased borrowings under the Company's credit facility and an increase in interest earned due to cash on hand offset by an increase due to the accretion of interest of future rental payments that were accrued for a leased facility that was part of the ARC acquisition.

Income Taxes: The Company's effective income tax rate was 46.3% in fiscal 2006, compared to a benefit of 36.1% for fiscal 2005. This fluctuation was principally related to the reduction of book loss and the permanent differences being a higher percentage of book income. The primary permanent difference was related to the 50% limitation on business meals. Income tax expense was $1.0 million during fiscal 2006, compared to a benefit of $6.0 million during fiscal 2005.

Net Income (Loss): Net income increased $11.8 million, to $1.1 million in fiscal 2006, from a $10.7 million net loss in fiscal 2005. The increase was a result of the factors described above.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash from operations, cash on hand and the credit facility described below. Cash from operating activities was $4.3 million in fiscal 2007. Cash used in investing activities was $3.6 million which was primarily for capital expenditures of $3.6 million along with the purchases and redemptions of certificates of deposit for $37 thousand.  Cash used in financing activities was $1.0 million which included $1.4 million for the purchase of treasury stock, and was offset by $0.1 million from the exercise of stock options and related excess tax benefit, and $0.3 million proceeds from the employee stock purchase plan.

The amount of cash derived from or used by operating activities will vary based on a number of business factors which may change from time to time, including terms of available financing from vendors, up or down turns in the Company’s business and or up or down turns in the businesses of the Company’s customers.  However, a growth or decline in services revenue in conjunction with a change in the proportion of services revenue to total revenue is an underlying driver of operating cash flow during the period of growth because a majority of the Company’s service revenue is generated based upon the billings of the Company’s technicians.  The cash outlay for these labor/payroll costs is incurred bi-weekly with each pay period.  The invoicing for the service is generated on various billing cycles as dictated by the customers, and the respective cash inflow typically follows within 30 to 60 days of invoice date, which may be as long as 60 to 120 days from the time the services are performed.  This differs from product revenue in that the time period between the time that the Company incurs the cost to purchase the products and collects the revenue from its customer is typically shorter, usually from 0 to 60 days, and the Company primarily orders inventory for a particular customer rather than stocking large amounts of inventory.  The Company anticipates an increase in service revenue and in the proportion of service revenue to total revenue, which if it occurs, may result in a significant decrease in cash flows from operating activities during periods of significant growth or periods of excess technical capacity.  In addition, certain services, primarily outsourcing contracts for the Company’s Life Cycle Services, require that the Company maintain a specific parts inventory for servicing the customer; thus, an increase or decrease in the type of services provided can impact inventory levels and operating cash flows.

Cash provided by operating activities in fiscal 2007 was $4.3 million, compared to the $30.1 million provided in fiscal 2006.  The decrease in net cash provided by operating activities in fiscal 2007 as compared to fiscal 2006 resulted primary from the timing of payments for accounts payable including floor plan financing; fiscal 2007 accounts payable increased $8.6 million compared to $27.7 million increase in fiscal 2006. In fiscal 2007, trade, vendor and other receivables increased $7.6 million due in part to timing of payments from customers and vendors.

Cash flow provided by operating activities in fiscal 2006 was $30.1 million as compared to cash flows used in operating activities of $4.4 million for fiscal 2005. The increase in cash flows from operating activities in fiscal 2006 compared to fiscal 2005 resulted primarily from timing of payments on accounts payable, offset by a reduction in accounts receivable and inventories. Increase product sales in the fourth quarter and the use of subcontractors on new outsourcing contracts contributed to an increase in accounts payable and floor plan financing of $27.7 million. Trade, vendor and other receivables increased $8.2 million primarily due to timing of payments from customers and vendors. Inventories increased $2.6 million due to customer owned inventory not being shipped by the end of the year.

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At January 5, 2008, these lines of credit totaled $91.5 million, including $80.0 million with GE Commercial Distribution Finance (“GECDF”) and $3.5 million with IBM Credit Corporation (“ICC”). Borrowings under the GECDF floor plan arrangements are made on 30 day notes. Borrowings under the ICC floor plan arrangements are made on 15 day notes. All such borrowings are secured by the related inventory. Financing on substantially all the arrangements is interest free. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

Effective June 25, 2007, the Company amended its Syndicated Credit Facility Agreement with GE Commercial Distribution Finance. The primary provisions of the Amendment were to:  (i) to extend the Revolving Credit Termination Date from June 25, 2007 to June 25, 2008; (ii) to decrease the total credit facility to $100 million (previously $165 million) with a maximum of $80.0 million (previously $75.0 million) for inventory financing and revolver collateralized primarily by accounts receivable, of up to $80.0 million (previously $110 million); (iii) to revise the participating lenders so that as amended GECDF (also known as the “Agent”) will extend 50% of the credit with the continuing banks extending credit in the following percentages: National City Bank at 18.7%, PNC Bank at 18.7% and Bank of America at 12.6%; and (iv) allows for either the Company or Agent, with a certain notice period, to require that the continuing Lenders assign their commitments to either the GECDF or another Lender.  The credit facility also provides a letter of credit facility of $5.0 million.  Under the credit facility, the interest rate is based on the London InterBank Offering Rate (“LIBOR”) and a pricing grid.  As of January 5, 2008 this rate was 6.6%.  This credit facility expires June 25, 2008.

The Company did not have a balance outstanding under the credit facility at January 5, 2008 or 2007; the amounts available were $56.7 million and $56.5 million, respectively.  Under the terms of the credit facility, the Company is subject to various financial covenants, which include maintaining a minimum level of tangible net worth, maintaining a minimum fixed charge coverage ratio, restricting the level of funded indebtedness to EBITDA, and restricting the amount of net loss after tax.  As of January 5, 2008, the Company was in violation of its financial covenants and based upon the trailing four quarters' results, the Company anticipates that it will be in violation of the covenants in the first quarter of fiscal 2008.  The Company is working with the lenders to obtain waivers for both the fiscal year end and the first quarter and anticipates receiving waivers for these violations.

Pomeroy believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy Pomeroy's capital requirements for the next 12 months. The Company's credit facility expires June 25, 2008. The Company intends to negotiate a new credit facility with terms sufficient for its financing needs and does not anticipate any problems securing a new credit facility before June 25, 2008. However, if the company is unable to negotiate a new credit facility, it could adversely affect the Company's ability to operate.

The Company authorized the purchase of a new ERP software system in October 2007, it is anticipated that the cost of the system will be approximately $7.0 million. The Company began designing the ERP software system in the fourth quarter of fiscal 2007 and intends to begin deployment in 2009.  The full amount of the cost will be incurred over this migration period.

On December 3, 2007, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock.  The Company intends to effect such repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 (“Act”).  The acquired shares will be held in treasury or cancelled.  The Company anticipates financing the repurchase program out of working capital and its available credit facility. This stock redemption program was approved to remain in place through the earlier of December 5, 2008, or the date on which $5 million in repurchases is completed whichever comes first. In addition, the Board adopted a written trading plan under Rule 10b5-1 of the Act to facilitate the repurchase of its common stock pursuant to the stock repurchase program. Rule 10b5-1 allows the Company to purchase its shares at times when the Company would not ordinarily be in the market because of the Company’s trading policies or the possession of material non-public information. To the extent that the $5 million limit has not been reached by December 5, 2008, the Company will remain authorized to repurchase additional shares under the stock repurchase program following termination of the 10b5-1 plan, without further announcement, or may adopt further 10b5-1 plans pursuant to Board authorization.  Under this repurchase program the Company purchased 145,266 shares at an average price per share of $6.78 and a total cost of $985 thousand.  The acquired shares will be held in treasury or cancelled.

On March 31, 2006, the Board of Directors of the Company authorized a program to repurchase up to 500,000 shares at an aggregate price of no more than $5.0 million in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. This stock redemption program was approved to remain in place and in full force/effect for a period of 18 months which expired on October 31, 2007.  Under this buyback program the Company purchased 367,815 shares at an average price per share of $7.83 and a total cost of $2.9 million, of which 320,415 shares were purchased at an average cost of $7.67 in fiscal 2006, and 47,400 shares at an average price per share of $8.50 during fiscal 2007.  The acquired shares will be held in treasury or cancelled.

Off-Balance Sheet Arrangements and Contractual Obligations

Aggregated information about the Company’s contractual obligations as of January 5, 2008 is presented in the following table:

Contractual Obligations:	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$17,122	$5,273	$4,612	$3,167	$4,070
Restructuring payments	2,734	1,678	1,056	-	-
Floor plan arrangements	26,328	26,328	-	-	-

Total contractual cash obligations	$46,184	$33,279	$5,668	$3,167	$4,070

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

N/A

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of Pomeroy IT Solutions, Inc (the “Company”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in the evaluation. Based on the evaluation, management concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 5, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 5, 2008.

The Company’s independent registered public accounting firm, BDO Seidman, LLP, has audited the Company’s Consolidated Financial Statements and has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of fiscal 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Pomeroy IT Solutions, Inc.
Hebron, Kentucky

We have audited Pomeroy IT Solutions, Inc.’s internal control over financial reporting as of January 5, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pomeroy IT Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pomeroy IT Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 5, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pomeroy IT Solutions, Inc. as of January 5, 2008 and 2007, and the related consolidated statements of operations, equity, and cash flows for the years then ended and our report dated March 18, 2008 expressed an unqualified opinion thereon.

s/ BDO Seidman, LLP

Chicago, Illinois
March 18, 2008

Item 9B.  Other Information
N/A

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 14.  Principal Accountant Fees and Services

Information required by Part III is omitted from this report because we intend to file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  The following documents are filed as a part of this report:

2007 Form
10-K Page
1.	Financial Statements:

	Reports of Independent Registered Public Accounting Firm		F-1 to F-2

	Consolidated Balance Sheets, January 5, 2008 and January 5, 2007		F-3 to F-4

For each of the three fiscal years in
the period ended January 5, 2008:

	Consolidated Statements of Operations		F-5

	Consolidated Statements of Equity		F-6

	Consolidated Statements of Cash Flow		F-7

	Notes to Consolidated Financial Statements		F-8 to F-25

2.	Financial Statement Schedule
None

Filed Herewith (page #) or Incorporated by Reference to:
3.	Exhibits

	3(i)(a)1	Certificate of Incorporation of Pomeroy Computer Resources, dated February, 1992	Exhibit 3(i)(a)(1) of Company’s Form 10-Q filed Aug. 11, 2000

	3(i)(a)2	Certificate of Amendment to Certificate of Incorporation, dated July 1997	Exhibit 3(i)(a)(2) of Company’s Form 10-Q filed Aug. 11, 2000

	3(i)(a)3	Certificate of Designations of Series A Junior Participating Preferred Stock of Pomeroy Computer Resources, Inc. February 1998	Exhibit 3(i)(a)(3) of Company’s Form 10-Q filed Aug. 11, 2000

	3(i)(a)4	Certificate of Amendment to Certificate of Incorporation, dated August 2000	Exhibit 3(i)(a)(4) of Company’s Form 10-Q filed Aug. 11, 2000

3(i)(a)5	Certificate of Amendment to Certificate of Incorporation for Pomeroy Computer Resources, Inc., dated June 19, 2003	Exhibit 3(I)(a)5 of Company’s Form 10-Q filed August 19, 2003

(3)(i)(a)6	Certificate of Amendment to Certificate of Incorporation for Pomeroy Computer Resources Sales Company, Inc., dated June 19, 2003	Exhibit 3(I)(a)6 of Company’s Form 10-Q filed August 19, 2003

3(ii)	Bylaws of the Company as amended on January 24, 2008	E-1 to E-13

10(i)	Material Agreements

(a)	Agreement for Wholesale Financing (Security Agreement) between IBM Credit Corporation and the Company dated April 2, 1992	Exhibit 10(i)(b)(1) of Company's Form 10-K filed April 7, 1994

(b)	Addendum to Agreement for Wholesale Financing between IBM Credit Corporation and the Company dated July 7, 1993	Exhibit 10(i)(b)(2) of Company's Form 10-K filed April 7, 1994

(c)	IBM Agreement for authorized Dealers and Industry Remarketers with the Company, dated September 3, 1991	Company's Form S-1 filed Feb. 14. 1992

(d)	Schedule of Substantially Identical IBM Agreements for Authorized Dealers And Industry Remarketers	Exhibit 10(i)(e)(2) of Company's Form S-1 filed Feb. 14, 1992

(e)	Asset purchase agreement by, between and among Pomeroy Select Integration Solutions, Inc. and Verity Solutions, LLC and John R. Blackburn, dated August 30, 2002	Exhibit 10(I)(mm)(10) of Company’s Form 10-Q filed May 20, 2002

(f)	Covenant not to compete agreement between John R. Blackburn and Pomeroy Select Integration Solutions, Inc.	Exhibit 10(I)(mm)(11) of the Company’s Form 10-Q filed May 20, 2002

(g)
The Credit Facilities Agreement dated June 28, 2004 by, between, and among Pomeroy IT Solutions, Inc. (formerly known as, Pomeroy Computer Resources, Inc.), Pomeroy Select Integration Solutions, Inc., Pomeroy Select Advisory Services, LLC (formerly, prior to conversion, Pomeroy Select Advisory Services, Inc.), Pomeroy IT Solutions Sales Company, Inc. (formerly known as, Pomeroy Computer Resources Sales Company, Inc.), Pomeroy Computer Resources Holding Company, Inc., Pomeroy Computer Resources Operations, LLP, PCR Holdings, Inc. (formerly known as, Technology Integration Financial Services, Inc.), PCR Properties, LLC (formerly, prior to conversion, PCR Properties, Inc., and prior to such conversion, formerly known as, T.I.F.S. Advisory Services, Inc.), TheLinc, LLC, Val Tech Computer Systems, Inc., Micrologic Business Systems of K.C., LLC, Pomeroy Acquisition Sub, Inc. (collectively, and separately referred to as, “Borrower”), and GE Commercial Distribution Finance Corporation (“GECDF”), as Administrative Agent, and GECDF and the other lenders listed on Exhibit 3 of the Agreement and the signature pages hereto (and their respective successors and permitted assigns), as “Lenders”.
Exhibit 10(i)(mm)(i) of the Company’s Form 10-Q filed August 16, 2004

(h)
Settlement Agreement, dated July 12, 2007, among the Company and Flagg Street Capital LLC, a Delaware limited liability company, Flagg Street Partners LP, a Delaware limited partnership, Flagg Street Partners Qualified LP, a Delaware limited partnership, Flagg Street Offshore, LP, a Cayman Islands limited partnership, Jonathan Starr (collectively, “Flagg Street”), Michael A. Ruffolo, and Richard S. Press.
Filed as Exhibit 99.1 to the Company's 8-K filed July 13, 2007

(nn)(1)	Stock purchase agreement by, between and among James Hollander, trustee, Raymond Hays, trustee, David Yoka, trustee and Matthew Cussigh and Pomeroy Computer Resources, Inc.	Exhibit (nn)(1) of the Company’s Form 10-Q filed May 20, 2003

(nn)(2)	Asset purchase agreement by, between and among Pomeroy IT Solutions, Inc., Pomeroy Select Integration Solutions, Inc., eServe Solutions Group, LLC, Tim Baldwin and Pat Sherman.	Exhibit (nn)(2) of the Company’s Form 10-K filed March 19, 2004

(nn)(3)	Agreement and plan of merger by and between Pomeroy Acquisition Sub, Inc., a wholly owned subsidiary of Pomeroy, and Alternative Resources Corporation, dated May 11, 2004	Exhibit 10 (I) of the Company’s Form 10-Q filed May 17, 2004

(nn)(4)
Lockup and Purchase Agreement by and between Pomeroy IT Solutions, Inc., a Delaware corporation (“Parent”), and Wynnchurch Capital Partners, L.P. (“Wynnchurch US”), a Delaware limited partnership, Wynnchurch Capital Partners Canada, L.P. (“Wynnchurch Canada”), an Alberta, Canada limited partnership and Wynnchurch Capital, Ltd., a Delaware corporation (Wynnchurch US, Wynnchurch Canada and Wynnchurch Capital, Ltd. are collectively “Wynnchurch”), dated May 11, 2004.
Exhibit 10 (ii) of the Company’s Form 10-Q filed May 17, 2004

10(ii)	Material ordinary course of business contracts that require filing

(a)	Lease Agreement by and between Pomeroy Investments, LLC and Pomeroy Select Integration Solutions, Inc. , dated September 12, 2005	Exhibit 10(ii)(D)(1) of Form 10K Filed April 14, 2006

(b)	Aircraft Lease Agreement by and between Suntrust Leasing Corporation and Pomeroy IT Solutions Sales Company, Inc and Pomeroy Select Integration Solutions, Inc., dated December 28, 2005	Exhibit 10(ii)(D)(2) of Form 10K Filed April 14, 2006

(c)	Third Amendment to Lease Agreement by and between Pomeroy Investment, LLC and Pomeroy IT Solutions, Inc.	Exhibit 10(ii)(D)(3) of Form 10K Filed April 14, 2006

(d)	Consulting Agreement by and between Pomeroy IT Solutions, Inc. and David B. Pomeroy, effective January 5, 2005	Exhibit 10 (ii) (A) of the Company’s Form 8-K filed February 3, 2005

(e)	Amendment No. 4 to Amended and Restated Credit Facilities Agreement between the Company and GE Commercial Distribution Finance Corporation	Filed as Exhibit 99.1 to the Company's 8-K filed June 29, 2007

10 (iii)	Material Employee Benefit and Other Agreements

(a)	The Company Savings 401(k) Plan, effective July 1, 1991	Exhibit 10(iii)(d) of Company’s Form S-1 filed Feb. 14, 1992

(b)	The Company’s 2002 Amended and Restated Stock Incentive Plan	Exhibit B to the Company’s Definitive Proxy Statement filed May 4, 2004

(c)	The Company's 2002 Amended and Restated Outside Directors Stock Option Plan	Exhibit C to the Company's Definitive Proxy Statement filed May 5, 2006

(d)	2002 Amended and Restated Stock Incentive Plan of Pomeroy IT Solutions, Inc.	Exhibit B of the Company's Definative Proxy Schedule 14A, filed May 4, 2004

(e)	Employment Agreement of Kevin G. Gregory	Exhibit 10(iii)(o)(1) of Company’s Form 10K filed April 14, 2006

(f)	Employment Agreement of Keith Blachowiak	Exhibit 10(iii)(A) of the Company’s Form 8-K filed February 13, 2006

(g)	Employment Agreement of Keith R. Coogan	Exhibit 10.1 of the Form 8-K filed October 19, 2007

(h)	Employment Agreement of Christopher C. Froman	Exhibit 10.1 of the Form 8-K filed December 7, 2007

(i)	Employment Agreement of Luther K. Kearns	Filed as Exhibit 10.1 to the Company's 8-K filed March 20, 2008

(j)	Special Change in Control Bonus Agreement by and between Pomeroy IT Solutions, Inc. and Kevin G. Gregory, effective December 11, 2007	Filed as Exhibit 10.1 to the Company's 8-K report on December 14, 2007

(k)	Special Change in Control Bonus Agreement by and between Pomeroy IT Solutions, Inc. and Keith Blachowiak, effective December 11, 2007	Filed as Exhibit 10.4 to the Company's 8-K report on December 14, 2007

(l)	Special Change in Control Bonus Agreement by and between Pomeroy IT Solutions, Inc. and Luther K. Kearns, effective December 11, 2007	Filed as Exhibit 10.1 to the Company's 8-K report on March 20, 2008

(m)	Settlement Agreement, dated July 12, 2007, among the Company and Flagg Street Capital LLC, a Delaware limited liability company, Flagg Street Partners LP, a Delaware limited partnership, Flagg Street Partners Qualified LP, a Delaware limited partnership, Flagg Street Offshore, LP, a Cayman Islands limited partnership, Jonathan Starr (collectively, "Flagg Street"), Michael A. Ruffolo, and Richard S. Press.	Filed as Exhibit 99.1 to the Company's 8-K filed July 13, 2007

11	Computation of Per Share Earnings	See Note 2 of Notes to Consolidated Financial Statements

14	Code of Ethics	E-14

21	Subsidiaries of the Company	E-15

23.1	Consent of BDO Seidman, LLP	E-16
Consent of Crowe Chizek and Company LLC

31.1	Section 302 CEO Certification	E-17

31.2	Section 302 CFO Certification	E-18

32.1	Section 906 CEO Certification	E-19

32.2	Section 906 CFO Certification	E-20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pomeroy IT Solutions, Inc.

By: /s/ Kevin G. Gregory
Kevin G. Gregory
Senior Vice President and Chief Financial Officer

Dated: March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

By: /s/ Kenneth R. Waters	March 25, 2008
Kenneth R. Waters, Chairman, Director

By: /s/ Keith R. Coogan	March 25, 2008
Keith R. Coogan, President and Chief Executive Officer, Director

By: /s/ David G. Boucher	March 25, 2008
David G. Boucher, Director

By: /s/ Ronald E. Krieg	March 25, 2008
Ronald E. Krieg, Director

By: /s/ William H. Lomicka	March 25, 2008
William H. Lomicka, Director

By: /s/ David B. Pomeroy II	March 25, 2008
David B. Pomeroy II, Director

By: /s/ Richard S. Press	March 25, 2008
Richard S. Press, Director

By: /s/ Vincent D. Rinaldi	March 25, 2008
Vincent D. Rinaldi, Director

By: /s/ Michael A. Ruffolo	March 25, 2008
Michael A. Ruffolo, Director

By: /s/ Jonathan Starr	March 25, 2008
Jonathan Starr, Director

By: /s/ Debra E. Tibey	March 25, 2008
Debra E. Tibey, Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pomeroy IT Solutions, Inc.
Hebron, Kentucky

We have audited the accompanying consolidated balance sheets of Pomeroy IT Solutions, Inc. as of January 5, 2008 and 2007 and the related consolidated statements of operations, equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pomeroy IT Solutions, Inc. at January 5, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in note 2 to the consolidated financial statements, effective January 6, 2007 the company changed its method of accounting for uncertain tax position to conform to FIN 48, “accounting for Uncertainty in Income Taxes.”

As disclosed in note 2 to the consolidated financial statements, effective January 6, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pomeroy IT Solutions, Inc. internal control over financial reporting as of January 5, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 18, 2008

F. 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pomeroy IT Solutions, Inc.

We have audited the consolidated statements of operations, equity and cash flows of Pomeroy IT Solutions, Inc. for the year ended January 5, 2006.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the results of operations and cash flows of Pomeroy IT Solutions, Inc. for the year ended January 5, 2006, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

/s/ Crowe Chizek and Company LLC

Louisville, Kentucky
April 14, 2006

F. 2

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	January 5,	January 5,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$13,282	$13,562
Certificates of deposit	1,113	1,076

Accounts receivable:
Trade, less allowance of $3,522 and $4,390, respectively	140,167	139,225
Vendor, less allowance of $562 and $155, respectively	11,352	8,095
Net investment in leases	756	1,587
Other	1,288	1,017
Total receivables	153,563	149,924

Inventories	15,811	16,274
Other	10,196	11,141
Total current assets	193,965	191,977

Equipment and leasehold improvements:
Furniture, fixtures and equipment	15,180	22,540
Leasehold Improvements	7,262	8,459
Total	22,442	30,999

Less accumulated depreciation	12,645	18,406
Net equipment and leasehold improvements	9,797	12,593

Net investment in leases, net of current portion	-	42
Goodwill	-	98,314
Intangible assets, net	2,017	2,634
Other assets	805	3,403
Total assets	$206,584	$308,963

See accompanying notes to consolidated financial statements.

F. 3

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	January 5,	January 5,
	2008	2007
LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable:
Floor plan financing	$26,328	$17,226
Trade	57,016	57,500
Total accounts payable	83,344	74,726

Deferred revenue	1,949	2,604
Employee compensation and benefits	10,248	8,642
Accrued facility closing cost and severance	1,678	1,286
Other current liabilities	15,542	14,412
Total current liabilities	112,761	101,670

Accrued facility closing cost and severance	1,056	2,313

Equity:
Preferred stock, $.01 par value; authorized 2,000 shares, (no shares issued or outstanding)	-	-
Common stock, $.01 par value; authorized 20,000 shares, (13,513 and 13,476 shares issued, respectively)	140	137
Paid in capital	91,399	89,992
Accumulated other comprehensive income	20	15
Retained earnings	14,200	126,433
	105,759	216,577
Less treasury stock, at cost (1,323 and 1,130 shares, respectively)	12,992	11,597
Total equity	92,767	204,980
Total liabilities and equity	$206,584	$308,963

See accompanying notes to consolidated financial statements.

F. 4

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	Fiscal Years Ended
	January 5,	January 5,	January 5,
	2008	2007	2006

Net revenues:
Product	$386,605	$373,232	$483,431
Service (revised)	200,302	219,749	200,239
Total net revenues	586,907	592,981	683,670

Cost of revenues:
Product	354,528	343,689	447,383
Service (revised)	148,394	157,256	144,557
Total cost of revenues	502,922	500,945	591,940

Gross profit	83,985	92,036	91,730

Operating expenses:
Selling, general and administrative	92,251	80,973	86,010
Depreciation and amortization	4,687	4,894	5,568
Goodwill impairment	98,314	3,472	16,000
Total operating expenses	195,252	89,339	107,578

Income (loss) from operations	(111,267)	2,697	(15,848)

Interest income	908	582	193
Interest expense	(457)	(1,149)	(1,028)
Interest income (expense)	451	(567)	(835)

Income (loss) before income tax	(110,816)	2,130	(16,683)
Income tax expense (benefit)	1,417	987	(6,021)
Net income (loss)	$(112,233)	$1,143	$(10,662)

Weighted average shares outstanding:
Basic	12,331	12,570	12,554
Diluted (1)	12,331	12,659	12,554

Earnings (loss) per common share:
Basic	$(9.10)	$0.09	$(0.85)
Diluted (1)	$(9.10)	$0.09	$(0.85)

(1) Dilutive loss per common share for the years ended January 5, 2008 and January 5, 2006 would have been anti-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options and unearned restricted shares.

See accompanying notes to consolidated financial statements.

F. 5

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)						Accumulated
						Other
	Common	Paid-in	Unearned	Retained	Treasury	Comprehensive	Total	Comprehensive
	Stock	Capital	Compensation	Earnings	Stock	Income (Loss)	Equity	Income (Loss)

Balances at January 6, 2005	$132	$85,231	$-	$136,183	$(8,746)	$(78)	$212,722
Net loss				(10,662)			(10,662)	$(10,662)
Cumulative translation adjustment						102	102	102
Treasury stock purchased					(376)		(376)
Restricted stock issued	1	1,265	(1,266)				-
Restricted stock earned			68				68
Stock options exercised and related tax benefit	2	2,461					2,463
19,688 common shares issued for employee stock purchase plan		169					169
Comprehensive loss								$(10,560)

Balances at January 5, 2006	135	89,126	(1,198)	125,521	(9,122)	24	204,486
Net income				1,143			1,143	1,143
Cumulative translation adjustment						(9)	(9)	(9)
Treasury stock purchased					(2,475)		(2,475)
Reclassification of unearned compensation		(1,198)	1,198				-
Restricted stock issued	1	(1)					-
Stock options exercised and related tax benefit	1	190					191
46,100 common shares issued for employee stock purchase plan		304					304
Equity compensation expense		1,571					1,571
Comprehensive income								$1,134

Balances at January 5, 2007 as reported	137	89,992	-	126,664	(11,597)	15	205,211
Adjustment to initially apply FIN 48, Accounting for Uncertainty in Income Taxes				(231)			(231)
Adjusted balance at January 6, 2007	137	89,992	-	126,433	(11,597)	15	204,980
Net loss				(112,233)			(112,233)	(112,233)
Cumulative translation adjustment						5	5	5
Treasury stock purchased					(1,395)		(1,395)
Restricted stock issued	2	(2)					-
Stock options exercised and related tax benefit		109					109
48,949 common shares issued for employee stock purchase plan	1	312					313
Equity compensation expense		988					988
Comprehensive loss								$(112,228)

Balances at January 5, 2008	$140	$91,399	$-	$14,200	$(12,992)	$20	$92,767

See accompanying notes to consolidated financial statements.

F. 6

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Fiscal Years Ended January 5
Cash Flows from Operating Activities:	2008	2007	2006
Net income (loss)	$(112,233)	$1,143	$(10,662)
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation and amortization	5,018	4,926	5,597
Stock option, restricted stock compensation and employee purchase plan expense	988	1,571	68
Facility closing cost and severance	355	133	2,305
Goodwill impairment	98,314	3,472	16,000
Provision for doubtful accounts	3,528	1,690	2,000
Amortization of unearned income	(34)	(66)	(161)
Deferred income taxes	1,256	153	(4,038)
Loss on disposal of fixed assets	1,953	287	15
Changes in working capital accounts:
Accounts receivable	(7,647)	(8,215)	9,186
Inventories	463	(2,609)	1,882
Other current assets	1,269	1,818	(2,585)
Net investment in leases	908	1,417	2,949
Accounts payable floor plan financing	9,102	1,775	(3,943)
Accounts payable trade	(484)	25,962	(21,479)
Deferred revenue	(655)	(840)	(46)
Income tax payable	-	(148)	95
Other, net	2,193	(2,368)	(1,611)
Net operating activities	4,294	30,101	(4,428)
Cash Flows used in Investing Activities:
Capital expenditures	(3,572)	(2,261)	(3,454)
Proceeds from sale of fixed assets	2	-	6
Proceeds from redemption of certificate of deposits	2,164	2,682	-
Purchases of certificate of deposits	(2,201)	(129)	(81)
Payment for covenant not-to-compete	-	(285)	-
Acquisitions of businesses	-	(738)	(1,256)
Net investing activities	(3,607)	(731)	(4,785)
Cash Flows used for Financing Activities:
Payments of acquisition notes payable	-	-	(662)
Net payments of short-term borrowings	-	(15,304)	(4,849)
Proceeds from exercise of stock options	96	174	2,194
Excess tax benefit related to exercise of stock options	13	16	-
Purchase of treasury stock	(1,395)	(2,475)	(376)
Proceeds from issuance of common shares for employee stock purchase plan	313	304	169
Net financing activities	(973)	(17,285)	(3,524)
Effect of exchange rate changes on cash and cash equivalents	6	(9)	102
(Decrease) increase in cash and cash equivalents	(280)	12,076	(12,635)
Cash and cash equivalents:
Beginning of year	13,562	1,486	14,121
End of year	$13,282	$13,562	$1,486

See accompanying notes to consolidated financial statements.

F. 7

POMEROY IT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 5, 2008, JANUARY 5, 2007 AND JANUARY 5, 2006

1.	Company Description

Pomeroy IT Solutions, Inc. is a Delaware corporation organized in February 1992.  Pomeroy IT Solutions, Inc., collectively with its subsidiaries, (“Pomeroy” or the “Company”) is a provider of enterprise-wide information technology (“IT”) solutions that leverage its portfolio of professional services to create long-term relationships.

The Company’s target markets include Fortune 2000, medium business (“Mid-Market) state and local government agencies including educational institutions (“Public Sector”) and vendor alliance customers.  These customers fall into government and education, financial services, health care and other sectors.  The Company’s customers are located throughout the United States with the largest client population being based in the Midwest, Southeast and Northeast regions.

 2.            Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year - The Company’s fiscal year is a 12 month period ending January 5. References to fiscal 2007, 2006 and 2005 are for the fiscal years ended January 5, 2008, January 5, 2007 and January 5, 2006, respectively.

Cash and Cash Equivalents – Cash and cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less.

Goodwill - Goodwill is reviewed for impairment annually or more frequently if certain conditions exist.  Events or changes in facts and circumstances that Pomeroy considers as impairment indicators include consistent underperformance of operating results, net book value compared to market capitalization, and significant adverse economic and industry trends.  When the Company determines that one or more impairment indicators are present, Pomeroy compares its reporting unit’s carrying value to its fair value.  During fiscal 2005, the Company realigned the structure of its internal organization such that management and the board of directors now review operating results on a consolidated basis.  As a result, the Company now has one reporting unit for goodwill testing.  The Company has adopted January 5, as the valuation date for the annual impairment testing unless impairment indicators are present; then the Company, pursuant to the provisions of SFAS 142, would perform a goodwill impairment test sooner.

During the third quarter of fiscal 2007, the Company concluded that there were indicators of possible impairment such as lower than expected financial results and the Company’s declining stock price.  As a result, the Company utilized a combination of valuation methods, including market value, discounted cash flow method, guideline company method, and transaction method to calculate the fair value of the reporting unit.  The calculated fair value exceeds the carrying value indicating a potential impairment.  The Company calculated an impairment of $98.3 million. This impairment charge was recorded as a part of operating expense in the third quarter of 2007.  In the third quarter of 2006 a goodwill impairment charge of $3.5 million was recorded as a part of operating expense, the result of finalizing the fiscal 2005 impairment process.  The Company recognized goodwill impairment of $16.0 million during the fourth quarter of fiscal 2005, which was an estimate of the impairment as the review of impairment was not completed until fiscal 2006x

Other Intangible Assets – The Company’s other intangible assets consist only of intangibles with definitive lives that are being amortized using straight-line and accelerated methods over periods up to fifteen years.  Other intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  Impairment indicators include those listed above for goodwill, as well as significant changes to the asset since acquisition, including the extent that the Company may use the asset.  When the Company determines that one or more impairment indicators are present, Pomeroy compares the carrying amount of the asset to the net future undiscounted cash flows that the asset is expected to generate.  If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, Pomeroy would recognize an impairment loss to the extent the carrying value of the asset exceeds its fair value.  An impairment loss, if required, would be reported in the Company’s results of operations.

F. 8

Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost. Depreciation on equipment is computed using the straight-line method over estimated useful lives ranging from three to seven years. Depreciation on leasehold improvements is computed using the straight-line method over estimated useful lives or the term of the lease, whichever is less, ranging from two to ten years.  Depreciation expense associated with equipment and leasehold improvements is classified under operating expenses.   Depreciation expense associated with operating leases is classified under cost of revenues.  Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized.  Expenditures related to the acquisition or development of computer software to be utilized by the Company are capitalized or expensed in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  The Company reviews equipment and leasehold improvements for potential impairment in accordance with SFAS 144.  Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations.  The Company leases various property, plant and equipment.  In fiscal 2007, the Company initiated a project to replace its enterprise reporting system and as a result recorded an impairment of certain software in the amount of $1.8 million for the year ended January 5, 2008 as use of this software was discontinued.  In addition, remaining useful life of certain existing software was reduced due to the anticipated future replacement of this software, resulting in additional depreciation of approximately $255,000 for the year ended January 5, 2008.

Income Taxes - Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

Vendor Rebates - The most significant component of vendor receivables is vendor rebates.  Vendor rebate programs are developed by original equipment manufacturers (“OEM”) allowing them to modify product pricing on a case by case basis (generally determined by individual customers) to maintain their competitive edge on specific transactions.  The Company will contact the OEM to request a rebate, for a specific transaction, and if approved, the OEM will provide the Company with a document authorizing a rebate to be paid to the Company at a later date when a claim is filed.  At the time the Company records product sales, cost of sales is reduced by the amount of the rebate.  Rebate programs involve complex sets of rules varying by manufacturer.  As a result of the rules and complexity of applying the rules to each item sold, claims are often rejected and require multiple submissions before credit is given. Pomeroy maintains an allowance for doubtful accounts on vendor receivables for estimated losses resulting from the inability of its vendors to make required payments. The determination of a proper allowance for vendor receivables is based on an ongoing analysis as to the recoverability of the Company’s vendor receivable portfolio based primarily on account aging.  Primary reasons for claims being disallowed and corresponding re-files include serial number issues (such as, missing, incomplete, transposed, data base match-up discrepancies), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (such as, bid letters or customer information).

Manufacturer Market Development Funds - Several OEM’s offer market development funds, cooperative advertising and other promotional programs to distribution channel partners.  The Company utilizes these programs to fund some of its advertising and promotional programs.  The Company recognizes these anticipated funds as vendor receivables when it has completed its obligation to perform under the specific arrangement.  The anticipated funds to be received from manufacturers are offset directly against the expense, thereby reducing cost of sales.

Warranty Receivables - The Company performs warranty service work on behalf of the OEM on customer product.  Any labor cost or replacement parts needed to repair the product is reimbursable to the Company by the OEM.  It is the Company’s responsibility to file and collect these claims. The Company records the vendor receivables when it has completed its obligation to perform under the specific arrangement.   Any OEM reimbursement for warranty labor cost incurred is recognized as revenue when the service is provided.

Inventories - Inventories are stated at the lower of cost or market and consists primarily of purchased equipment and service parts.  Cost is determined by the average cost method.  Certain overhead costs are capitalized as a component of inventory.  The inventory reserve is determined by management based on the Company’s aged inventory and specific identification.  Periodically, management reviews inventory and adjusts the reserve based on current circumstances. The following table summarizes the activity in the inventory reserve account for fiscal years 2007, 2006 and 2005:

(in thousands)	Inventory Reserve

Balance January 6, 2005	$354
Activity	(33)
Balance January 5, 2006	321
Activity	81
Balance January 5, 2007	402
Activity	(181)
Balance January 5, 2008	$221

F. 9

Translation of Foreign Currencies – Assets and liabilities of the Company’s Canadian operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the weighted average rates of exchange prevailing during the period.  The related foreign currency translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders’ equity.

Revenue Recognition - In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, “Revenue Recognition,” which superseded SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 updated certain interpretive guidance included in SAB 101, including the SAB 101 guidance related to multiple element revenue arrangements, to reflect the issuance by the Emerging Issues Task Force ("EITF") of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.

Generally the Company, in accordance with SAB 104, recognizes revenue on the sale of products when the products are shipped, persuasive evidence of an arrangement exists, delivery has occurred, collection of the relevant receivable is probable and the sales price is fixed or determinable.

Generally the Company, pursuant to the guidelines of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” determines if revenue should be reported based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee by determining if the Company performs as an agent or broker without assuming the risks and rewards of ownership of the goods, in that case sales would be reported on a net basis.

When the Company provides a combination of products and services to customers, the arrangement is evaluated under EITF 00-21, which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  For substantially all products and services we provide to customers (a) the product or service has stand-alone value, (b) fair value of the undelivered item can be estimated and (c) delivery or performance of the undelivered items is considered probable and in our control.  In most instances, the quoted price for each element approximates to to the relative fair value as the Company almost always is required to competitively bid each component of multiple-element arrangements.

The Company has revised its historical financial statements to reclassify revenue and cost related to the sale of third party manufacturer warranty and service agreements.  During a detailed review of the accounting treatment of its revenue recognition policies, the Company determined that certain revisions to the accounting treatment of its revenue recognition for the sale of third party manufacturer warranty and service agreements were appropriate. The revenue related to the sale of third party manufacturer warranties and service agreements were previously recorded at the time of the sale within Net revenues with the related payments to the third party service providers classified as Cost of revenues.  As the Company is not obligated to perform these services, we determined it is more appropriate to recognize the net amount of the revenue and related payments as a Net revenue at the time of sale,  pursuant to the guidelines of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The accompanying financial statements and notes reflect the revised amounts. The impact of this revision was a decrease in total Net revenues and a corresponding decrease in the Cost of revenue. This revision did not result in any change to previously reported net income or earnings per share.  Below is a summary of the impact of this change:

(in thousands)	Prior to revision	As revised
Fiscal year ended January 5, 2006:
Net revenues	$714,749	$683,670
Cost of revenues	623,019	591,940
Gross profit	$91,730	$91,730

Fiscal year ended January 5, 2007:
Net revenues	$631,632	$592,981
Cost of revenues	539,596	500,945
Gross profit	$92,036	$92,036

F. 10

	Fiscal 2007		Fiscal 2006
(in thousands)	Prior to revision	As revised	Prior to revision	As revised
First Quarter
Net revenues	$147,783	$141,993	$150,692	$143,943
Cost of revenues	124,081	118,291	129,654	122,905
Gross profit	$23,702	$23,702	$21,038	$21,038

Second Quarter
Net revenues	$150,827	$138,261	$164,118	$151,239
Cost of revenues	128,804	116,238	139,335	126,456
Gross profit	$22,023	$22,023	$24,783	$24,783

Third Quarter
Net revenues	$152,714	$144,392	$154,933	$147,197
Cost of revenues	131,984	123,662	132,273	124,537
Gross profit	$20,730	$20,730	$22,660	$22,660

Fourth Quarter*
			$161,889	$150,602
			138,334	127,047
			$23,555	$23,555

* The Company has not previously reported the fourth quarter of fiscal 2007 results.

The Company reports revenues and costs net of any taxes collected from customers.  When the Company collects taxes from customers, the taxes are included in accounts payable and accrued liabilities until remitted to the taxing authorities.
Pomeroy provides certain services on a time and materials basis.  Revenue related to these services is recognized at the time the related services and materials are provided.  The Company also has certain fixed price contracts for which the proportional performance method is applied.  If the arrangement involves an unspecified number of actions over a given period of time, an equal amount of revenue is recognized in fixed intervals, typically using the straight-line method over the contract’s life to recognize the service revenue.

Pomeroy enters into fixed price maintenance contracts with its customers. The Company provides fixed price maintenance and support services covering specific computer equipment to its customers.  Pomeroy's fixed price contracts may include labor and or parts and a contract's life can cover a period from three months to multiple years. These service contracts are a pre-determined arrangement with contractual values and start and end dates. This fixed-price service  contracts  are  invoiced  upfront  but  the  revenue  is  deferred  and Recognized ratably over the life of the contract. Pomeroy's associated actual expenses, labor and material, are recognized as incurred.

In accordance with FASB Technical Bulletin No. 90-1 (as amended) “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”, the Company recognizes a loss on a contract and records a liability when the loss is known and certain.  The loss is calculated by using the estimated contract revenues less estimated direct employee and product costs over the remaining term of the contract or until an established contract exit date.

Stock-Based Compensation - Prior to January 6, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.”  Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock.  The Company previously adopted SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) for disclosure purposes and for non-employee stock options.

The Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123R) (“Stock Based Payment”) effective January 6, 2006.  SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which the employee is required to provide the services.  The Company has adopted SFAS 123R using the modified prospective method and therefore, results for periods prior to January 6, 2006 have not been restated.  Under the modified prospective method, SFAS 123R applies to new awards and to awards that were outstanding as of January 5, 2006 that are subsequently vested, modified, repurchased or cancelled.  Compensation expense recognized includes the portion vesting during the period for (1) all share-based payments granted, prior to, but not yet vested as of January 5, 2006, based on the grant date fair value estimated in accordance with the original provisions SFAS 123 and (2) all share-based payments granted, subsequent to January 5, 2006, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.  As a result of adopting SFAS 123R, the Company recognized approximately $1.5 million and $.9 million of additional compensation expense for the year ended January 5, 2007 and January 5, 2008, respectively. In addition, for 2007 and 2006 cash flows related to excess tax benefits from the exercise of options are classified as a financing activity whereas under APB 25 such excess tax benefits would have been classified as cash flows from operations in the Company’s consolidated statement of cash flows.

F. 11

The table below illustrates the effect of stock compensation expense on the period presented as if the Company had always applied the fair value method:

(in thousands, except per share amounts)
Fiscal 2005

Net loss before stock compensation expense	$(10,662)
Stock compensation expense	2,789

Pro forma net loss	$(13,451)

Basic earnings per common share:
Net loss before stock compensation expense	$(0.85)
Stock compensation expense	(0.22)
Pro forma net loss	$(1.07)

Diluted earnings per common share:
Net loss before stock compensation expense	$(0.85)
Stock compensation expense	(0.22)
Pro forma net loss	$(1.07)

Earnings (Loss) per Common Share - The computation of basic earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable, primarily from stock options and unearned restricted stock.

The following is a reconciliation of the number of common shares used in the basic and diluted EPS computations:

	Fiscal Years
	2007		2006			2005
		Per Share			Per Share		Per Share
	Shares	Amount	Shares		Amount	Shares	Amount
Basic EPS	12,331	$(9.10)	12,570		$0.09	12,554	$(0.85)
Effect of dilutive stock options and unvested restricted shares	323	- *	89	*	-	114	- *
Diluted EPS	12,654	$(9.10)	12,659		$0.09	12,668	$(0.85)

*For fiscal 2007 and 2005, common stock equivalents 323 and 114, respectively, have been excluded from the calculation of diluted EPS as the impact would be anti-dilutive.

Use of Estimates in Financial Statements - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Accounting estimates in these financial statements include allowances for trade accounts receivable and vendor accounts receivable; deferred tax valuation allowances and estimates related to assessing the impairment of long-lived assets and goodwill.  Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts..

Pomeroy maintains allowances for doubtful accounts on both vendor and trade receivables for estimated losses resulting from the inability of its customers or vendors to make required payments. The determination of a proper allowance for vendor receivables is based on an ongoing analysis as to the recoverability of the Company’s vendor receivable portfolio based primarily on account aging.  The determination of a proper allowance for trade receivables is based on an ongoing analysis as to the credit quality and recoverability of the Company’s trade receivable portfolio.  Factors considered are account aging, historical bad debt experience, current economic trends and others.  The analysis is performed on both vendor and trade receivable portfolios.  A separate allowance account is maintained based on each analysis.   Actual results could differ from those estimates.

F. 12

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

In accordance with FASB Technical Bulletin No. 90-1 (as amended) “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” the Company recognizes a loss on a contract and records a liability when the loss is known and certain. The loss is calculated by using the estimated contract revenues less estimated direct employee and product costs over the remaining term of the contract or until an established contract exit date.  During the fourth quarter of fiscal 2007, the Company recorded a $2.4 million loss for 2 of the Company’s contracts received in fiscal 2007, which the projected margins had not been realized. The Company expects to fulfill its commitments for these contracts during fiscal 2008.

Reclassifications - Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation.

Fair Value Disclosures - The Company has financial instruments consisting primarily of cash and cash equivalents and short-term borrowings. The fair value of these financial instruments approximates carrying value because of their short-term maturity and or variable, market-driven interest rates. The Company has no financial instruments with off-balance sheet risk.

Comprehensive Income (Loss) – For fiscal 2007, 2006 and 2005, the only component of comprehensive income (loss) other than net income (loss) is foreign currency translation adjustments.

Recent Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is to be used for all business combinations and that an acquirer is identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will implement SFAS No. 141(R) for any business combinations occurring at or subsequent to January 5, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has determined there should be no impact on its financial statements by adopting SFAS No. 160.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement will be effective as of the beginning of the first quarter of fiscal 2008, although earlier adoption is permitted. The Company has determined there should be no impact on its financial statements by adopting SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company does not anticipate the adoption of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As a result of the implementation of FIN 48, the Company recognized a $231,000 increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to retained earnings in accordance with the provisions of this statement in fiscal 2006.  For further information on the Company’s income taxes, see Note 8 of Notes to Consolidated Financial Statements.

F. 13

3.             Accounts Receivable

Trade accounts receivable represent amounts billed or billable to customers.  Past due receivables are determined based on contractual terms.  The Company generally does not charge interest on its trade receivables.  The allowance for doubtful receivables is determined by management based on the Company’s historical losses, specific customer circumstances and general economic conditions.  Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.  The following table summarizes the activity in the allowance for doubtful accounts for fiscal years 2007, 2006 and 2005:

(in thousands)	Trade	Vendor and Other

Balance January 6, 2005	$1,462	$100
Provision	2,000	-
Other	833	-
Accounts written-off	(160)	-
Recoveries	220	-
Balance January 5, 2006	4,355	100
Provision	1,635	55
Accounts written-off	(1,640)	-
Recoveries	40	-
Balance January 5, 2007	4,390	155
Provision	3,153	375
Accounts written-off	(4,059)	-
Recoveries	38	32
Balance January 5, 2008	$3,522	$562

In fiscal 2005 other adjustments of $0.8 million include ARC purchase price adjustments and reclassification of balance sheet accounts and therefore did not impact 2005 results of operations.

4.             Net Investment in Leases

The Company’s net investment in leases principally includes sales-type and operating leases. Leases consist principally of notebook and desktop personal computers, communication products and high-powered servers with terms generally from one to three years.  Unearned income is amortized under the effective interest method.  The following table summarizes the components of the net investment in sales-type leases as of end of fiscal years 2007, 2006 and 2005:

(in thousands)	2007	2006	2005
Minimum lease payments receivable	$380	$1,169	$2,438
Estimated residual value	382	489	564
Unearned income	(6)	(29)	(95)
Total	$756	$1,629	$2,907

The $380 thousand future minimum lease payments for the net investment in leases are due in fiscal 2008.

5.             Goodwill and Other Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful lives.  The following table provides a summary of the Company’s intangible assets with definite lives as of January 5, 2008 and January 5, 2007:

F. 14

Intangible assets consist of the following:

(in thousands)	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	1/5/2008	1/5/2008	1/5/2008	1/5/2007	1/5/2007	1/5/2007
Amortized intangible assets:
Covenants not-to-compete	$2,309	$2,082	$227	$2,309	$1,971	$338
Customer lists	2,877	1,735	1,142	2,877	1,418	1,459
Other intangibles	1,268	620	648	1,268	431	837
Total amortized intangibles	$6,454	$4,437	$2,017	$6,454	$3,820	$2,634

Amortized intangible assets are being amortized straight-line over periods ranging from 1 to 15 years for covenants not-to-compete and 7 years for other intangibles.  Customer lists are primarily being amortized utilizing the sum-of-the-year digits method over 7 to 15 years.  For the years ended January 5, 2008, 2007 and 2006, amortization expense related to intangible assets was $617 thousand, $688 thousand and $763 thousand, respectively.

Projected future amortization expenses related to intangible assets with definite lives are as follows:

(in thousands)
Fiscal years:
2008	$554
2009	450
2010	381
2011	270
2012	362
Total	$2,017

The changes in the net carrying amount of goodwill for the years ended January 5, 2008, 2007 and 2006 are as follows:

(in thousands)
Net carrying amount as of 1/6/05	$109,913
Goodwill recorded during fiscal 2005	7,135
Goodwill impairment	(16,000)
Net carrying amount as of 1/5/06	101,048
Goodwill recorded during fiscal 2006	738
Goodwill impairment	(3,472)
Net carrying amount as of 1/5/07	98,314
Goodwill impairment	(98,314)
Net carrying amount as of 1/5/08	$-

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

Impairment testing is done on a consolidated basis as the Company has one reporting unit. The Company as a part of its goodwill impairment testing reviews various factors, such as the market price of the Company’s common stock, discounted cash flows from projected earnings, and values for comparable companies, to determine if impairment exists.  If impairment exists, the Company completes the second step of the goodwill analysis as required under SFAS 142. The second step of the goodwill impairment test used to measure the amount of the impairment loss compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. As a result, in the step two analysis, the Company allocated the fair value of the reporting unit determined in step one to the assets and liabilities of the Company (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value  of  the  reporting  unit  over  the  amounts  assigned  to its assets and liabilities  is the implied fair value of the goodwill.

F. 15

Historically, the Company had performed its annual goodwill impairment test based on the year end valuation date of its  fiscal  year  and  reflects the results of that testing in its annual  consolidated  financial statements included in its Annual Report on Form 10-K.

The Company's declining stock price and lower than expected earnings were considered an impairment indicator and as a result the Company performed its goodwill impairment analysis in the third quarter of fiscal 2007. As a result, the Company utilized a combination of valuation methods, including market value, discounted cash flow method, guideline company method, and transaction method to determine the fair value of the reporting unit.  As a result of this impairment analysis, the Company recorded an impairment charge of $98.3 million during the third quarter of fiscal 2007. The impairment is due to the Company's failing to meet operating performance expectations due in part to lower than expected revenue and utilization rates.

For the year ended January 5, 2007, the goodwill impairment analysis indicated there was no goodwill impairment as the fair value of the reporting unit exceeded the carrying value of the reporting unit by approximately 5%.

For the year ended January 5, 2006, the Company determined there was impairment.  The primary factor leading to the impairment was the Company's declining stock price in the fourth quarter of 2005.  The second step of the goodwill impairment test was not completed prior to the issuance of the fiscal 2005 financial statements. Therefore, the Company recognized a charge of $16 million as a reasonable estimate of the impairment loss in its fiscal 2005 financial statements. During the third quarter of fiscal 2006, the Company completed the second step indicating a goodwill impairment of approximately $19.5 million; as a result an additional impairment of approximately $3.5 million was recorded during the third quarter of fiscal 2006.

During fiscal 2006, the Company recorded $0.7 million of goodwill associated primarily with earn-out payments made in conjunction with prior acquisitions.

During fiscal 2005, the Company recorded $7.1 million of goodwill of which $6.7 million was associated with purchase price adjustments related to the acquired assets and liabilities of Alternative Resources Corporation (“ARC”) and the remaining amount was related to earn-out payments made in conjunction with prior acquisitions. The earn-out payments are based on predetermined financial performance benchmarks and are for terms of one to two additional years.

6.             Borrowing Arrangements

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties.   At January 5, 2008, these lines of credit totaled $91.5 million, including $80.0 million with GE Commercial Distribution Finance (“GECDF”) and $3.5 million with IBM Credit Corporation (“ICC”). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free. The Company classifies amounts outstanding under the floor plan arrangements as accounts payable.

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

Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid. As of January 5, 2008, the adjusted LIBOR rate was 6.6%.

At January 5, 2008 and 2007, the Company did not have a balance outstanding under the credit facility and the amount available was $56.7 and $56.5 million respectively.  The weighted average interest rate on the bank revolving credit agreements was 7.31% and 7.32% in fiscal 2006 and 2007, respectively.  The credit facility is collateralized by substantially all the assets of Pomeroy, except those assets that collateralize certain other financing arrangements.  Under the terms of the credit facility, the Company is subject to various financial covenants. As of January 5, 2008 Pomeroy was in violation of its financial covenants and based upon the trailing four quarters' results, the Company anticipates that it will be in violation of the covenants in the first quarter of fiscal 2008.  The Company is working with the lenders to obtain waivers for both the fiscal year end and the first quarter and anticipates receiving waivers for these violations.  The credit facility also limits cash dividends and stock redemptions to a total of $5.0 million annually.

At January 5, 2008 and 2007, the Company had several outstanding letters of credit issued to insurance providers totaling $1.0 million and $1.4 million, respectively, that have various expiration dates through April 2008.  The outstanding letters of credit reduce the amount available under the credit facility.

F. 16

7.             Restructuring and Severance Charges

In fiscal 2007, 2006 and 2005 the Company recorded a charge of $0.4 million, $0.1 million and $0.9 million, respectively, for severance related to the realignment of the Company’s internal organization. These severance payments will continue to be made through the first part of fiscal 2008.  Additionally, during fiscal 2005, the Company recorded restructuring charges aggregating $1.4 million due to unrecoverable assets related to the Company's former wholly-owned subsidiary, Technology Integration Financial Services, Inc. ("TIFS"). Substantially all of the assets of TIFS were sold in fiscal 2002.

During fiscal 2004, the Company recorded a charge for severance in the amount of $1.447 million related to the resignation of David B. Pomeroy II as Chief Executive Officer and such service payments will be paid through January 2009.  Mr. Pomeroy is a director of the Company.  As of January 5, 2008 the remaining balance due to Mr. Pomeroy is $100 thousand.

In fiscal 2004, the Company recorded a restructuring charge liability in connection with the acquisition ARC to eliminate certain duplicative activities and reduced facility requirements.  As a result, approximately $6.4 million of costs were recorded as part of the liabilities assumed in the ARC acquisition in October 2004. The restructuring charge consisted of costs of vacating duplicative leased facilities of ARC and severance costs associated with exiting activities.  These costs are accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire ARC. Changes to the estimates primarily for acquired leases included in the currently approved plans of restructuring through July 23, 2005 were recorded as an increase or decrease in goodwill, with any increases in estimates thereafter charged to operations.

As of January 5, 2008, the restructuring and severance charge accrual, consisted of the following:

(in thousands)
Total
Accrual balance at January 6, 2005	$7,585
Adjustments in initial liability	2,265
Charges accrued	2,305
Cash payments and write-offs	(6,364)
Accrual balance at January 5, 2006	5,791
Charges accrued	133
Cash payments and write offs	(2,325)
Accrual balance at January 5, 2007	3,599
Charges accrued	355
Cash payments and write offs	(1,220)
Accrual balance at January 5, 2008	$2,734

8.             Income Taxes

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and an interpretation of FASB Statement No. 109 (“FIN 48”) on January 6, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. As a result of the implementation of FIN 48, the Company recognized a $231 thousand increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to retained earnings in accordance with the provisions of this statement.

The Company includes interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.  As of January 6, 2007 (the date of adoption of FIN 48), and January 5, 2008, the Company had accrued $309 thousand and $270 thousand respectively, for payment of such interest.

The Company’s total unrecognized tax benefits as of January 6, 2007 (the date of adoption of FIN 48) totaled approximately $1.8 million. The unrecognized benefits that, if recognized, would affect our effective tax rate totaled approximately $333 thousand as of January 6, 2007.

F. 17

The Company’s total unrecognized tax benefits as of January 5, 2008 totaled approximately $1.4 million. The unrecognized benefits that, if recognized, would affect the effective tax rate totaled approximately $1.4 million as of January 5, 2008.  The liability for unrecognized tax benefits is included in other current liabilities.

The following table summarizes the activity for unrecognized tax benefits:

(in thousands)
Unrecognized tax benefits at January 6, 2007	$652
Adjustments for tax positions taken in prior years	40
Increase for fiscal 2007 tax positions	1,037
Settlements with taxing authorities	-
Reduction due to status of limitations - lapse	(54)
Unrecognized tax benefits at January 5, 2008	$1,675

The Company does not expect a significant increase or decrease unrecognized tax benefits within the next 12 months. The Company and its subsidiaries file income tax returns in various tax jurisdictions, including the United States and several U.S. states. The Company has substantially concluded all U.S. Federal and State income tax matters for years up to and including 2003.

The provision (benefit) for income taxes consists of the following:

(in thousands)	Fiscal Years
	2007	2006	2005
Current:
Federal	$131	$709	$(865)
State	30	125	(15)
Total current	161	834	(880)

Deferred:
Federal	1,121	130	(4,458)
State	135	23	(683)
Total deferred	1,256	153	(5,141)

Total income tax provision (benefit)	$1,417	$987	$(6,021)

F. 18

The approximate tax effect of the temporary differences giving rise to the Company’s deferred income tax assets (liabilities) are:

(in thousands)	Fiscal Years
	2007	2006

Deferred Tax Assets:
Receivables allowances	$1,573	$1,750
Deferred compensation	177	97
Intangibles	8,277	-
Non-compete agreements	457	483
Restructuring charges	1,053	1,385
Federal and state net operating losses	8,927	5,393
Other	1,667	1,514
Total deferred tax assets	22,081	10,622

Deferred Tax Liabilities:
Depreciation	(3,298)	(3,321)
Intangibles	-	(1,127)
Leases	(79)	(812)
Other	(178)	(553)
Total deferred tax liabilities	(3,555)	(5,813)

Net deferred tax assets before Valuation Reserve	18,526	4,809

Valuation reserve	(14,973)	-

Net deferred tax assets	$3,553	$4,809

As of January 5, 2008, the Company’s net current deferred tax assets of $3.6 million are included in other current assets on the balance sheet.  As of January 5, 2007, the Company’s net current deferred tax assets of $2.9 million are included in other current assets and the net non-current deferred tax assets of $1.9 million are included in other assets on the balance sheet.

The Company has $4.1 million of net deferred tax assets, primarily related to the tax effect of federal and state net operating loss carryforwards and restructuring charges, in connection with the acquisition of ARC in July 2004.  The Company’s ability to use the federal and state net operating loss carryforwards of ARC to reduce its future taxable income is subject to limitations under Section 382 of the Internal Revenue Code associated with acquired federal and state net operating loss carryforwards.  The federal net operating loss carryforwards of ARC aggregate $11 million as of January 5, 2008, $7 million which will expire in 2023, and $4 million which will expire in 2024.  In addition, the Company has a net operating loss that was generated by a $12 million tax loss from 2007, which is not subject to any limitations and will expire in 2027.  The Company has recorded a valuation allowance of $15.0 million due to the uncertainty of future utilization of the deferred tax assets.

The Company's effective income tax rate differs from the federal statutory rate as follows:

	Fiscal Years
	2007		2006	2005
Tax (benefit) at federal statutory rate	(34.0	) %	34.0%	(35.0	) %
State taxes, net of federal effect	(1.5	) %	4.9%	(2.7	) %
Permanent tax differences and other:
Goodwill	22.3%		-%	-%
Meals and others	1.0%		7.4%	1.6%
Permanent tax differences and other	23.3%		7.4%	1.6%

Change in valuation reserve	13.5%		-%	-%

Effective tax rate	1.3%		46.3%	(36.1	) %

9.             Operating Leases and Commitments

The Company leases office and warehouse space, vehicles, and certain office equipment from various parties including a related party.  See Note 12 of Notes to Consolidated Financial Statements for information regarding related parties.  Lease terms vary in duration and include various option periods. The leases include certain provisions for rent escalation, renewals and purchase options, and the Company is generally responsible for taxes, insurance, repairs and maintenance.

F. 19

In December 2005, the Company’s lease for an airplane expired and a new lease agreement was signed for a replacement airplane.  This lease is treated as an operating lease for financial reporting purposes.  The lease provides for monthly rental payments of $125 thousand over the three-year term of the initial lease with four one-year renewal periods thereafter.  The Company also provides a residual value guarantee.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year as of January 5, 2008, including the lease with the related party, are as follows:

(in thousands)
Fiscal Years:	Amounts*	Related Party
2008	$5,273	$1,575
2009	2,865	1,575
2010	1,747	1,575
2011	1,591	1,575
2012	1,576	1,575
Thereafter	4,070	4,070
Total minimum lease payments	$17,122	$11,945

*Includes related party

Rental expense was $3.1 million, $3.6 million and $3.4 million for fiscal 2007, 2006 and 2005, respectively.

The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits.  The agreements also provide for severance payments under certain circumstances.

10.           Employee Benefit Plans

The Company has a retirement savings plan that qualifies under sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company.  The Company makes contributions to the plan based on a participant’s contribution.  Contributions made by the Company for fiscal 2007, 2006 and 2005 were approximately $952 thousand, $188 thousand and $276 thousand, respectively.

The Company has a stock purchase plan (the “1998 plan”) under Section 423 of the Internal Revenue Code of 1986, as amended.  The 1998 plan, as amended, provides substantially all employees of the Company with an opportunity to purchase through payroll deductions up to 2,000 shares of common stock of the Company with a maximum market value of $25,000 per year.  The purchase price per share is determined by whichever of two prices is lower: 85% of the closing market price of the Company’s common stock in the first trading date of an offering period (grant date), or 85% of the closing market price of the Company’s common stock in the last trading date of an offering period (exercise date).  600,000 shares of common stock of the Company are reserved for issuance under the 1998 plan.  The Board of Directors of the Company may at any time terminate or amend the 1998 plan.  The 1998 plan will terminate twenty years from the effective date unless sooner terminated.

During fiscal 2007 and 2006, the Company recognized approximately $82 thousand and $70 thousand respectively, in expense related to the stock purchase plan.  The Company adopted SFAS 123R in Fiscal 2006, thus the Company did not recognize this expense in prior fiscal years.

11.	As of January 5, 2008 and 2007, the other current liabilities consisted of the following:

(in thousands)
Other current liabilities	Fiscal 2007	Fiscal 2006

Customers inventory	$2,490.6	$3,170.4
Due subcontractors	3,630.8	3,271.5
Loss contracts accrual	2,093.0	-
Legal fees accrual	1,436.7	580.6
Other accruals	5,890.9	7,389.7
Total other current liabilities	$15,542.0	$14,412.2

F. 20

12.           Concentrations

During fiscal 2007, 2006, and 2005 approximately 39.7%, 38.5%, and 27.7%, respectively, of the Company’s total net revenues were derived from its top 10 customers.

During fiscal 2007 and 2006, one customer, IBM Corporation, accounted for more than 10% of the Company’s total net revenues with approximately $65.9 million and $74.5 million in revenues, respectively.  The revenues generated from IBM Corporation are primarily resulting from services provided.  In fiscal 2005 no customer accounted for more than 10% of the Company’s total net revenues.  The loss of one or more significant customers could have a material adverse impact on the Company’s operating results.

During fiscal 2007 approximately 45% of our purchases were made from three vendors.  During fiscal 2006, approximately 55% of our purchases were made from four vendors.  Purchases from any one vendor will vary year-to-year depending on sales.  None of our large vendors sell the Company products or services that we could not purchase from other vendors.

The Company had several vendors who comprised 10% or more of our purchases.  During fiscal 2007, approximately 45%, of our purchases were made from three vendors. During fiscal 2006, approximately 55% of our purchases were made from four vendors. During fiscal 2005, approximately 66% of our purchases were made from five vendors. Purchases from any one vendor will vary year-to-year depending on sales.   None of our large vendors sell the Company products or services that we could not purchase from other vendors.

Below are the vendors and the percentage of purchases that are 10% or more for fiscal 2007, 2006 and 2005:

Fiscal 2007
Tech Data Corporation	17%
Hewlett Packard Inc.	14%
Cisco Systems	14%

Fiscal 2006
Tech Data Corporation	21%
Hewlett Packard Inc.	13%
Cisco Systems	10%
Dell	10%

Fiscal 2005
Tech Data Corporation	20%
Hewlett Packard Inc.	13%
Cisco Systems	13%
Dell	10%
Ingram Micro Inc.	10%

We maintain cash balances which at times exceed FDIC limits.

13.           Related Party Transactions

Leases- Pomeroy’s principal executive offices, distribution facility, training center, and service operations center comprised of approximately 58,000, 161,000, 22,000, and 69,000 square feet of space, respectively, are located in Hebron, Kentucky.  These facilities are leased from Pomeroy Investments, LLC (“Pomeroy Investments”), a Kentucky limited liability company controlled by David B. Pomeroy, II, a director of the Company, under a ten-year triple-net lease agreement, which expires in July 2015. The lease agreement provides for 2 five-year renewal options.  Base rental payments for fiscal 2007, 2006 and 2005 was approximately $1.7 million, $1.4 million and $1.2 million, respectively.  The annual rentals for these properties were determined on the basis of a fair market value rental opinion provided by an independent real estate company, which was updated in 2005.  In addition, the Company pays for the business use of other real estate that is owned by Mr. David B Pomeroy, II, for fiscal 2007, 2006 and 2005; the Company paid $25 thousand during each of the fiscal years.

Investment in Lease Residuals - During fiscal 2007, 2006, and 2005, the Company sold equipment and related support services to National City Commercial Capital Corporation (formerly ILC), for lease to National City's customers, in amounts of $15.0 million, $17.7 million and $22.3 million, respectively. During fiscal 2002, the Company signed an exclusive seven-year vendor agreement whereby the Company is appointed as an agent for remarketing and reselling of the leased equipment sold.  The Company will be paid a commission on future lease transactions referred to and accepted by National City and will act as the remarketing and reselling agent for such future leased equipment. A director of the Company is CEO of National City Commercial Capital Corporation (formerly ILC).

Employee Receivables - As of January 5, 2008 and 2007, employee receivables included in other accounts receivable amounted to net of $67 thousand and $210 thousand, respectively.

 14.           Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)		Fiscal Years
	2007	2006	2005

Interest paid	$457	$1,149	$1,042

Income taxes paid	$40	$33	$1,340

Adjustment to purchase price of acquired assets and goodwill	$-	$-	$5,879

15.           Treasury Stock

On December 3, 2007, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock.  The Company intends to effect such repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 (“Act”).  The acquired shares will be held in treasury or cancelled.  The Company anticipates financing the repurchase program out of working capital and its available credit facility.  This stock redemption program was approved to remain in place and in full force/effect through the later of December 5, 2008, or the date on which $5 million in repurchases is completed, whichever comes first.  In addition, the Board adopted a written trading plan under Rule 10b5-1 of the Act to facilitate the repurchase of its common stock pursuant to the stock repurchase program. Rule 10b5-1 allows the Company to purchase its shares at times when the Company would not ordinarily be in the market because of the Company’s trading policies or the possession of material non-public information. To the extent that the $5 million limit has not been reached by December 5, 2008, the Company will remain authorized to repurchase additional shares under the stock repurchase program following termination of the 10b5-1 plan, without further announcement, or may adopt further 10b5-1 plans pursuant to Board authorization.  Under this repurchase plan the Company purchased 145,266 shares at a total cost of $985 thousand in fiscal 2007.

F. 21

During fiscal 2007 and 2006, the Company repurchased 47,400 shares and 320,415 shares, respectively of common stock at a total cost of $0.4 million and $2.5 million, respectively under its share repurchase program that expired October 31, 2007.

During fiscal 2005, the Company repurchased 31,300 shares of common stock at a cost of $0.4 million under its share repurchase program that expired October 11, 2005.

16.            Stockholders’ Equity and Stock Option Plans

On January 5, 2008, the Company has two share-based compensation plans which are described below and an employee stock purchase plan which is described in note 10 to the consolidated financial statements.

On March 27, 2002, the Company adopted the 2002 Non-Qualified and Incentive Stock Option Plan and it was approved by the shareholders on June 13, 2002.  The plan was amended and renamed the 2002 Amended and Restated Stock Incentive Plan on March 11, 2004.  On June 10, 2004, the Company’s shareholders approved the plan’s amendment and name change.  The Company's 2002 Amended and Restated Stock Incentive Plan provides certain employees of the Company with options to purchase common stock of the Company through grants at an exercise price equal to the market value on the date of grant.  The plan, as amended, also provides for the granting of awards of restricted stock and stock appreciation rights. The maximum aggregate number of shares which may be optioned and sold under the plan is 4,410,905, of which up to 600,000 shares may be issued in the form of restricted stock. The plan will terminate on June 13, 2012.  Stock options granted, under the plan are exercisable in accordance with various terms as authorized by the Compensation Committee. To the extent not exercised, options will expire not more than 10 years after the date of grant.

On March 27, 2002, the Company adopted the 2002 Outside Directors’ Stock Option Plan and it was approved by the shareholders on June 13, 2002.  The plan was amended on March 11, 2004 and approved by the Company’s shareholders on June 10, 2004.  The Company's 2002 Outside Directors' Stock Option Plan, as amended, provides outside directors of the Company with options to purchase common stock of the Company at an exercise price equal to the market value of the shares at the date of grant.  The maximum aggregate number of shares which may be optioned and sold under the plan is 281,356. The plan will terminate on March 26, 2012.  Pursuant to the plan, an option to purchase 10,000 shares of common stock will automatically be granted, on the first day of the initial term of a director.  An additional option to purchase 10,000 shares of common stock will automatically be granted, to an eligible director upon the first day of each consecutive year of service on the board.  Options are fully vested as of the date of grant and must be exercised within two years of the date of grant, subject to earlier termination in the event of termination of the director’s service on the Board. The plan was amended again on April 11, 2006; the Board of Directors approved certain amendments to the Directors’ Plan, which was approved by the shareholders on June 20, 2006.  The primary purposes of the amendment was  to  (1)  add  restricted  stock  as a type of award that may be granted,  under  the  Directors' Plan and provide that the restriction period for restricted  stock  awards  shall  be not less than 4 years, (2) provide that the annual  award  of  common stock to a Director will be a restricted stock grant (unless the Board determines otherwise) but that the number of shares subject to the annual award is decreased from 10,000 shares to 3,300 shares, and (3) decrease the total  shares reserved under the Directors Plan by 28,856 shares.  On November 1, 2007, the Board of Directors approved amendments to the Plan that will be submitted to the stockholders for approval at the 2008 annual meeting. The amendments to the Plan, if approved, would (1) revise the annual retainer for each such director's service on the Board and any regular committees to include a stock component of $40,000 payable in the form of shares of restricted stock and granted annually on the day of the annual meeting of the stockholders to each independent director elected at the annual meeting, (2) subject the shares of restricted stock to 4-year cliff vesting except for acceleration in special circumstances as determined by the Nominating and Corporate Governance Committee.

During fiscal 2007, fiscal 2006 and fiscal 2005, the Company awarded 334,053, 60,258 and 123,261 shares of restricted common stock, respectively.  For the shares awarded in fiscal 2007, 80,000 shares vest over a 3-year period, the remaining shares awarded in fiscal 2007, fiscal 2006 and fiscal 2005 vest over a 4-year period.  Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of the grant, and the total value of the award is recognized as expense ratably over the vesting period.  Total compensation expense recognized in fiscal 2007, fiscal 2006 and fiscal 2005 for unvested shares were $281 thousand, $276 thousand and $68 thousand, respectively.

As of January 5, 2008, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $2.7 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

F. 22

		Weighted average
	Shares	fair value at grant date
Restricted common stock outstanding January 6, 2005	123,261	$10.27
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Restricted common stock outstanding January 5, 2006	123,261	10.27
Granted	60,258	7.81
Exercised	-	-
Forfeitures	(6,795)	9.76
Restricted common stock outstanding January 5, 2007	176,724	9.45
Granted	334,053	7.97
Forfeitures	(172,163)	9.21
Restricted common stock outstanding January 5, 2008	338,614	$8.11

The Company estimates the fair value of each option on the date of grant using the Black-Scholes option pricing model.  The Company has elected the simplified method to calculate the expected life of stock awards as permitted under SFAS 123R.  This method calculates an expected term based on the midpoint between the vesting date and the end of the contractual term of the stock award.  The risk free interest rate is based on the yield curve for U.S. Treasury bill rates at the time of grant.  The dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the options.  The expected volatility in 2007 is based on the historical volatility of the Company’s stock price for the expected life of the option.  The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Expected term (years)	5.0	3.7	3.3
Risk free interest rate	2.9%	4.7%	4.3%
Volatility	52%	52%	49%
Dividend yield	0%	0%	0%

During fiscal 2007, the Company’s compensation expense for stock options was $626 thousand net of an estimated forfeiture rate of 22.8%.  During fiscal 2006, the Company recorded compensation expense for stock options of $1.25 million, net of an estimated forfeiture rate of 18.5%. The Company does not capitalize stock-based compensation into inventory or fixed assets.  The approximate unamortized stock option compensation as of January 5, 2008, which will be recorded as expense in future periods, is $789 thousand. The weighted average time over which this expense will be recorded is approximately 30.1 months.  The weighted average fair value at date of grant for options granted during fiscal 2007, 2006 and 2005 was $2.68, $3.26 and $5.17, respectively.

The aggregate intrinsic value for stock options outstanding and exercisable as of January 5, 2008, was $15.4 million and $12.3 million, respectively.  The total intrinsic value of stock options exercised during the year ended January 5, 2008 was $33.9 thousand.  As a result of the stock options exercised, the Company recorded common stock and additional paid-in-capital of $96 thousand, which includes $13 thousand of tax benefits recognized. For the year ended January 5, 2008, cash received from stock options exercised was $96 thousand. For the years ended January 5, 2007 and 2006, cash received from stock options exercised were $0.2 million and $2.2 million, respectively.

F. 23

The following summarizes stock options activity under the plans for the three fiscal years ended January 5, 2008:

	Shares	Weight-Average Exercised Price	Weight-Average Remaining Contractual Term
Outstanding at January 6, 2005	2,733,919	$13.34
Granted	1,012,500	13.04
Forfeitures/Cancellations	(627,153)	13.73
Exercised	(192,763)	11.38
Outstanding at January 5, 2006	2,926,503	13.31
Granted	321,250	9.00
Forfeitures/Cancellations	(1,018,653)	13.51
Exercised	(29,167)	5.98
Outstanding at January 5, 2007	2,199,933	12.69
Granted	365,000	7.64
Forfeitures/Cancellations	(1,144,437)	13.21
Exercised	(13,667)	7.03
Outstanding at January 5, 2008	1,406,829	$11.01	3.31 years

Exercisable at January 5, 2008	1,029,039	$11.92	2.96 years

The following summarizes options outstanding and exercisable as of January 5, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 1/5/08	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable at 1/5/08	Weighted Avg. Exercise Price
$5.66 to $8.48	511,272	4.12	$7.69	222,807	$7.77
$8.49 to $11.30	263,965	2.73	$9.53	205,938	$9.52
$11.31 to $14.13	187,182	2.82	$13.16	181,016	$13.17
$14.14 to $16.95	443,910	2.93	$14.80	418,778	$14.76
$16.96 to $19.78	500	1.34	$16.99	500	$16.99
	1,406,829			1,029,039

A summary of the status of nonvested stock options as of January 5, 2008, and changes during the year ended January 5, 2008, is presented below:

	Shares	Weight-Average Grant Date Fair Value	Weight-Average Remaining Contractual Term
Outstanding unvested stock options at January 6, 2007	270,897	$4.31
Granted	365,000	$2.68
Vested	(221,946)	$3.53
Forfeitures	(36,161)	$4.61
Outstanding unvested stock options at January 5, 2008	377,790	$3.16	4.26 years

The unissued preferred stock carries certain voting rights and has preferences with respect to dividends and liquidation proceeds.

17.           Contingencies

On August 30, 2007, Mr. Stephen E. Pomeroy, a former director and CEO of the Company, filed a complaint in Boone County Circuit Court in Kentucky against the Company, Flagg Street Capital, LLC, Jonathan Starr, Ken Waters, Dave Boucher, Debbie Tibey, Vince Rinaldi, Kevin Gregory and Hope Griffith.  This complaint has been settled and the Company does not anticipate any future adverse material effect on the Company’s financial position or results of operation.

F. 24

The Company is party to various negotiations, customer bankruptcies and legal proceedings in the normal course of business.  Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

During the fourth quarter of fiscal 2007, the Company recorded a $2.4 million loss for 2 of the Company’s contracts received in fiscal 2007, which the projected margins had not been realized.  The Company used the contract terms and prior results to estimate the contract losses. The Company expects to fulfill its commitments for these contracts during fiscal 2008.

18.           Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.  The Company is aligned into functional lines: Sales, Service Operations, Finance and Administrative.  Management and the board of directors review operating results on a consolidated basis.  As a result the Company has one operating segment and the Company reports one reportable segment.

Service Revenue:	Fiscal 2007	Fiscal 2006	Fiscal 2005
Technical Staffing	$87.2	$87.0	$61.2
Infrastructure Services	113.1	132.7	139.0
Total Service Revenue	$200.3	$219.7	$200.2

19.           Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2007 and 2006 is as follows:

Fiscal 2007:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$141,993	$138,261	$144,392	$162,261
Gross profit	$23,702	$22,023	$20,730	$17,530
Net income (loss)	$1,825	$(853)	$(91,794)	$(21,411)
Comprehensive income (loss)	$1,743	$(850)	$(91,791)	$(21,329)
Earnings (loss) per common share:
Basic	$0.15	$(0.07)	$(7.44)	$(1.74)
Diluted	$0.14	$(0.07)	$(7.44)	$(1.74)

Fiscal 2006:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$143,943	$151,239	$147,197	$150,602
Gross profit	$21,038	$24,783	$22,660	$23,555
Net income (loss)	$(1,419)	$2,031	$(1,012)	$1,543
Comprehensive income (loss)	$(1,419)	$2,027	$(1,013)	$1,539
Earnings (loss) per common share:
Basic	$(0.11)	$0.16	$(0.08)	$0.12
Diluted	$(0.11)	$0.16	$(0.08)	$0.12

As discussed in Note 2, the Company revised the manner in which it accounts for revenue related to the sale of third party warranty and service agreements.  The impact of this change in the quarterly results is disclosed in Note 2.

F. 25