Form 10-Q
period 2008-04-05
POMEROY IT SOLUTIONS INC
filed 2008-05-15
CIK 883979

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2008

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

YES ☐  NO ☒

The number of shares of common stock outstanding as of April 5, 2008 was 11,994,109.

POMEROY IT SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANACIAL STATEMENTS

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands)
	April 5,	January 5,
	2008	2008
ASSETS

Current Assets:
Cash and cash equivalents	$1,658	$13,282
Certificates of deposit	1,121	1,113

Accounts receivable:
Trade, less allowance of $3,067 and $3,522, respectively	120,297	140,167
Vendor, less allowance of $538 and $562, respectively	12,790	11,352
Net investment in leases	422	756
Other	646	1,288
Total receivables	134,155	153,563

Inventories	15,552	15,811
Other	10,483	10,196
Total current assets	162,969	193,965

Equipment and leasehold improvements:
Furniture, fixtures and equipment	16,424	15,180
Leasehold Improvements	7,262	7,262
Total	23,686	22,442

Less accumulated depreciation	13,743	12,645
Net equipment and leasehold improvements	9,943	9,797

Intangible assets, net	1,874	2,017
Other assets	909	805
Total assets	$175,695	$206,584

 (The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands)
	April 5,	January 5,
	2008	2008
LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable:
Floor plan financing	$14,190	$26,328
Trade	42,231	57,016
Total accounts payable	56,421	83,344

Credit facility payable	6,919	-
Deferred revenue	2,093	1,949
Employee compensation and benefits	6,437	10,248
Accrued facility closing cost and severance	1,249	1,678
Other current liabilities	13,513	15,542
Total current liabilities	86,632	112,761

Accrued facility closing cost and severance	1,037	1,056

Equity:
Preferred stock, $.01 par value; authorized 2,000 shares, (no shares issued or outstanding)	-	-
Common stock, $.01 par value; authorized 20,000 shares, (13,539 and 13,513 shares issued, respectively)	141	140
Paid in capital	92,326	91,399
Accumulated other comprehensive income	12	20
Retained earnings	9,999	14,200
	102,478	105,759
Less treasury stock, at cost (1,544 and 1,323 shares, respectively)	14,452	12,992
Total equity	88,026	92,767
Total liabilities and equity	$175,695	$206,584

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share data)	Three Months Ended
	April 5,	April 5,
	2008	2007

Net revenues:
Product	$81,477	$92,210
Service	62,152	49,783
Total net revenues	143,629	141,993

Cost of revenues:
Product	73,499	84,280
Service	54,908	40,472
Total cost of revenues	128,407	124,752

Gross profit	15,222	17,241

Operating expenses:
Selling, general and administrative	18,138	13,280
Depreciation and amortization	1,216	1,120
Total operating expenses	19,354	14,400

Income (loss) from operations	(4,132)	2,841

Interest income	85	310
Interest expense	(155)	(138)
Interest income (expense)	(70)	172

Income (loss) before income tax	(4,202)	3,013
Income tax expense	-	1,188
Net income (loss)	$(4,202)	$1,825

Weighted average shares outstanding:
Basic	12,061	12,349
Diluted (1)	12,061	12,604

Earnings (loss) per common share:
Basic	$(0.35)	$0.15
Diluted (1)	$(0.35)	$0.14

(1) Dilutive loss per common share for the 3 months ended April 5, 2008 would have been anti-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options and unearned restricted shares.

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(in thousands)	Three Months Ended
	April 5,	April 5,
	2008	2007

Net Income (loss)	$(4,202)	$1,825

Other comprehensive (loss):
Foreign currency translation adjustment	(8)	(82)

Comprehensive Income (loss)	$(4,210)	$1,743

 (The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Three Months Ended
Cash Flows from Operating Activities:	April 5, 2008	April 5, 2007
Net income (loss)	$(4,202)	$1,825
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation and amortization	1,250	1,336
Stock option, restricted stock compensation and employee purchase plan expense	755	242
Facility closing cost and severance	581	-
Provision for doubtful accounts	300	150
Amortization of unearned income	(2)	(20)
Deferred income taxes	-	727
Loss on disposal of fixed assets	(2)	-
Changes in working capital accounts:
Accounts receivable	18,775	(1,938)
Inventories	259	147
Other current assets	(390)	1,585
Net investment in leases	336	330
Accounts payable - floor plan financing	(12,138)	(6,590)
Accounts payable trade	(14,785)	1,073
Deferred revenue	144	160
Income tax payable	-	5
Employee compensation and benefits	(3,811)	2,154
Other, net	(3,112)	(946)
Net operating activities	(16,042)	240
Cash Flows used in Investing Activities:
Capital expenditures	(1,244)	(1,155)
Purchases of certificate of deposits	(8)	(9)
Net investing activities	(1,252)	(1,164)
Cash Flows from Financing Activities:
Increase in short-term debt, net	6,919	-
Proceeds from exercise of stock options	-	7
Purchase of treasury stock	(1,413)	(357)
Proceeds from issuance of common shares for employee stock purchase plan	172	146
Net financing activities	5,678	(204)
Effect of exchange rate changes on cash and cash equivalents	(8)	(81)
Decrease in cash and cash equivalents	(11,624)	(1,209)
Cash and cash equivalents:
Beginning of period	13,282	13,562
End of period	$1,658	$12,353

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements of Pomeroy IT Solutions, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.   Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the three month period ended April 5, 2008 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2009.

Use of Estimates in Financial Statements - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Accounting estimates in these financial statements include allowances for trade accounts receivable and vendor accounts receivable, deferred tax valuation allowances and estimates related to assessing the impairment of long-lived assets. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

The amounts from the first quarter of fiscal 2007 have been reclassified in the consolidated financial statements to conform to the current period presentation.  The reclassified amounts include cost of revenues and operating expenses.  In the Company’s 10K for the 2007 year the historical financial statements were revised to reclassify revenue and cost related to the sale of third party manufacture warranty and service agreements.  Below is the first quarter of fiscal 2007, as previously reported in the Company’s 10K for 2007 fiscal year and the first quarter of 2007, after the reclassifications to conform to the current period presentation.

(in thousands)	For The Three Months Ended April 5, 2007
	As Previously Reported	As Restated
Net revenues	$141,993	$141,993
Cost of revenues	118,291	124,752
Gross profit	23,702	17,241

Operating expenses	20,861	14,400

Income from operations	2,841	2,841

Net Interest - income	172	172

Income taxes	1,188	1,188

Net Income	$1,825	$1,825

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. We determined there was no impact from the adoption of SFAS No. 157 on our consolidated financial statement and note disclosures.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and became effective for us beginning with the first quarter of 2008. We determined there is no impact from the adoption of SFAS No. 159 on our consolidated financial statement and note disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (SFAS No. 161). This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We determined there is no impact from the adoption of SFAS No. 161 on our consolidated financial statement and note disclosures.

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

The Company has a Syndicated Credit Facility Agreement with GE Commercial Distribution Finance, which became effective June 25, 2004 (the “Credit Facility”) and is scheduled to expire on June 25, 2008.   The Credit Facility, which has been the subject of subsequent modifications, was originally comprised of seven participating lenders, with GE Commercial Distribution Finance (“GECDF”) designated as the “agent” for the lenders.   The Credit Facility provides for a floor plan loan facility and a revolving loan commitment, both of which are collateralized primarily by the Company’s accounts receivable.  The Credit Facility also provides for a letter of credit facility.  The funds available for borrowing by the Company under the Credit Facility are reduced by an amount equal to outstanding advances made to the Company to finance inventory under the floor plan loan facility and the aggregate amount of letters of credit outstanding at any given time.

Effective April 15, 2008, the Credit Facility was amended.  The primary changes made to the Credit Facility by the  amendment are as follows:  (i)  decrease in the total Credit Facility from $100 million to $68.7 million with a maximum of $68.7 million (previously $80.0 million) available under the floor plan loan facility and the revolving loan, both of which are collateralized primarily by the Company’s accounts receivable up to a maximum of $68.7 million (previously $80 Million); (ii) memorialize the departure of certain lenders from the Credit Facility and the assignment of their respective commitments under the Credit Facility to the remaining lenders, GECDF and National City Bank, and (iii) revise the tangible net worth covenant on the last day of each fiscal quarter to  be no less than  $70 million (previously $85.4 million).  The Credit Facility allows for either the Company or GECDF, in its capacity as agent for the lenders, to require participating lenders to assign their respective commitments under the Credit Facility to either GECDF or another participating lender.  In accordance with the amendment to the Credit Facility, GECDF is extending 72.78% of the credit to the Company and National City Bank is extending 27.22% of the credit to the Company.

A significant part of the Company’s inventory is financed under the floor plan loan facility provided under the Credit Facility.  In addition, the Company also finances certain inventory under a separate line of credit with IBM Credit Corporation (“ICC”).  At April 5, 2008, the Company’s aggregate line of credit for financing inventory totaled $91.5 million, including $80.0 million under the Credit Facility and $3.5 million with ICC.   Borrowings under the Credit Facility floor plan loan facility are made on 30 day notes. Borrowings under the ICC floor plan arrangement are made on 15 day notes. All such borrowings by the Company are secured by the related inventory. Financing on substantially all the advances made under either of these floor plan arrangements is interest free. The Company classifies amounts outstanding under the Credit Facility and ICC floor plan arrangements as accounts payable.  As noted above, the amendment to the Credit Facility that was made effective on April 15, 2008, decreased the availability under the floor plan loan facility from a maximum of $80.0 million to a maximum of $68.7 million.

As of April 5, 2008 the balance outstanding under the Credit Facility was $6.9 million. As of January 5, 2008, the Company had no outstanding balance under the Credit Facility.  At April 5, 2008 and January 5, 2008 the amounts available under the Credit Facility were $49.7 million and $56.7 million, respectively.  Interest on outstanding borrowings under the Credit Facility is payable monthly based on the LIBOR rate and a pricing grid.  As of April 5, 2008 and January 5, 2008, the adjusted LIBOR rate was 4.95% and 7.57% respectively.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The terms of the Credit Facility subject the Company to certain financial covenants which include (i) maintaining a minimum level of tangible net worth (as mentioned above, the amendment to the Credit Facility that was made effective on April 15, 2008, decreased the tangible net worth covenant on the last day of each fiscal quarter from $85.4 million to $70 million), (ii) maintaining a minimum fixed charge coverage ratio, (iii) restricting the level of funded indebtedness to EBITDA, and (iv) restricting the amount of net loss after tax.  For the fiscal quarter ended April 5, 2008, the Company was in violation of its financial covenants.  The Company requested and received a waiver for the breach of the tangible net worth covenant, the fixed charge coverage ratio covenant and the amount of net loss after tax covenant.  The Company also violated the level of funded indebtedness to EBITDA covenant as of April 5, 2008.  The Company has requested and expects to receive a wavier for violation of this covenant.  At January 5, 2008, the Company was in violation of its financial covenants; the Company requested and has received a waiver.

The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company’s capital requirements for the next twelve months.

4.	Stock-Based Compensation

During the three months ended April 5, 2008, the Company awarded 55,175 shares of restricted common stock, which vest over a 4-year period.  Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of the grant, and the total value of the award is recognized as expense ratably over the vesting period. Total compensation expense recognized for unvested shares was $492 thousand and $116 thousand for the three months ended April 5, 2008 and April 5, 2007, respectively.  As of April 5, 2008, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $2.5 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

		Weighted average
	Shares	fair value at grant date
Restricted common stock outstanding January 6, 2008	338,614	$9.21
Granted	55,175	6.09
Vested	(25,938)	8.20
Forfeitures	(2,500)	7.08
Restricted common stock outstanding April 5, 2008	365,351	$9.83

For the three months ended April 5, 2008 and April 5, 2007, the Company recognized approximately $232 thousand and $112 thousand respectively, in expense related to stock options. The approximate unamortized stock option compensation as of April 5, 2008, which will be recorded as expense in future periods, is $872 thousand. The weighted average time over which this expense will be recorded is approximately 28.3 months.

 For the three months ended April 5, 2008 and April 5, 2007, the Company recognized approximately $31 thousand and $14 thousand respectively, in expense related to the employee stock purchase plan due to it being compensatory under FAS 123R.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Earnings per Common Share

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

(in thousands, except per share data)
	Three Months Ended April 5,
	2008			2007
			Per Share		Per Share
	Shares		Amount	Shares	Amount
Basic EPS	12,061		$(0.35)	12,349	$0.15
Effect of dilutive stock options and unvested restricted shares	-	*	- *	255	(0.01)
Diluted EPS	12,061		$(0.35)	12,604	$0.14

*Not presented herein since effect on loss per common share is anti-dilutive for the three months ended April 5, 2008.

6.	Treasury Stock

On December 3, 2007, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock.  The Company intends to effect such repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 (“Act”).  The acquired shares will be held in treasury or cancelled.  The Company anticipates financing the repurchase program out of working capital and its available credit facility.  This stock redemption program was approved to remain in place and in full force/effect through December 5, 2008, or the date on which $5 million in repurchases is completed, whichever comes first.  In addition, the Board adopted a written trading plan under Rule 10b5-1 of the Act to facilitate the repurchase of its common stock pursuant to the stock repurchase program. Rule 10b5-1 allows the Company to purchase its shares at times when the Company would not ordinarily be in the market because of the Company’s trading policies or the possession of material non-public information. To the extent that the $5 million limit has not been reached by December 5, 2008, the Company will remain authorized to repurchase additional shares under the stock repurchase program following termination of the 10b5-1 plan, without further announcement, or may adopt further 10b5-1 plans pursuant to Board authorization.  Under this repurchase plan the Company purchased 222,526 shares at a cost of $1.4 million during the first quarter of 2008. In addition during the first quarter of fiscal 2008, the Company purchased an additional 8,416 shares withheld at the election of certain holders of restricted stock, from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stock holders.

During the first quarter of fiscal 2007, the Company repurchased 42,200 shares of common stock at a total cost of $357 thousand under its share repurchase program that expired October 31, 2007.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Supplemental Cash Flow Disclosures

During the first quarter of 2008, the Company purchased an additional 8,416 shares withheld at the election of certain holders of restricted stock, from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stock holders.  The Company added these shares into treasury resulting in an increase of treasury stock of $47 thousand.

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)	Three Months Ended April 5,
	2008	2007

Interest paid	$155	$97

Income taxes paid	$9	$9

8.	Litigation

 On April 9, 2008, we filed a report on Form 8-K reporting that our Board of Directors received a letter from David B. Pomeroy, II, a director of the Company and its largest stockholder, proposing to acquire, with Charlesbank Equity Fund VI, LP, all of the outstanding common stock of the Company not owned by him for a price of $7.05 per share and that the non-binding indication of interest was referred to a Special Committee for review and consideration.    On May 6, 2008, a purported class action complaint was filed in the Commonwealth of Kentucky Boone Circuit Court against the Company, each of its directors and two executive officers.  Charlesbank Equity Fund VI Limited Partnership and Charlesbank Capital Partners LLC were also named as defendants in the lawsuit.  The action was brought by Kenneth Hanninen, an alleged Pomeroy shareholder, on behalf of himself and all others similarly situated.  The complaint alleges, among other things, that the directors and officers of the Company are in breach of their fiduciary duties to shareholders in connection with the offer letter that the Company received from Mr. Pomeroy.  The complaint seeks, among other things, injunctive relief to enjoin the Company, its directors and named executive officers from consummating the acquisition proposed by Mr. Pomeroy and Charlesbank Equity Fund VI, LP, along with attorneys’ fees and costs.

The Company believes that the allegations in the complaint are without merit and intend to vigorously defend the Company and its directors and officers in this matter.

There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

9.	Restructuring and Severance Charges

In the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, the Company recorded $355 thousand and $581 thousand respectively, for severance due to the realignment of the Company’s operations. As of April 5, 2008 the remaining balance of severance payments is $266 thousand which will be paid out in fiscal 2008.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During fiscal 2004, the Company recorded a charge for severance in the amount of $1.447 million which will be paid through January 2009, related to the resignation of David B. Pomeroy II as Chief Executive Officer.   As of April 5, 2008 the remaining balance due to Mr. Pomeroy was $50 thousand.

In 2004 the Company recorded a restructuring charge liability in connection with the merger with the Alternative Resources Corporation (“ARC”) acquisition to eliminate certain duplicative activities and reduce facility requirements.  As a result, approximately $6.4 million of costs were recorded as part of the liabilities assumed in the ARC acquisition in October 2004. The restructuring charge consisted of costs of vacating duplicative leased facilities of ARC and severance costs associated with exiting activities.  These costs are accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire ARC. As of April 5, 2008 the remaining balance of the restructuring liability was $1.97 million.

As of April 5, 2008, the restructuring and severance charge accrual, consisted of the following:

(in thousands)	Total
Liability balance at January 6, 2007	$3,599
Cash payments and write offs	(1,220)
Charges accrued	355
Liability balance at January 5, 2008	$2,734
Cash payments and write offs	(1,029)
Charges accrued	581
Liability balance at April 5, 2008	$2,286

10.	Income Taxes

For the first quarter of 2008, the Company had no income tax expense or income tax benefit. During the first quarter of fiscal 2008, the Company increased its tax valuation allowance by $1.6 million for a total allowance of $16.6 million at April 5, 2008. The tax valuation allowance is due to the future uncertainty of the Company’s ability to utilize its deferred tax assets.  For the first quarter of fiscal 2008, the $1.6 million increase in tax valuation reserve offset what would have been an income tax benefit; the effective income tax rate would have been 37.5% prior to the recording of the tax valuation reserve.  The effective income tax rate for the first quarter of fiscal 2007 was 39.4%.

As of April 5, 2008 there have been no material changes in the Company’s uncertain tax positions disclosures as provided in note 8 of the 2007 Annual Report on Form 10-K.

The Company includes interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.  As of April 5, 2008, the Company had accrued $270 thousand for payment of such interest.

The Company and its subsidiaries file income tax returns in various tax jurisdictions, including the United States and several U.S. states. The Company has substantially concluded all U.S. Federal and State income tax matters for years up to and including 2003.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	As of April 5, 2008 and January 5, 2008 the other current liabilities consisted of the following:

(in thousands)

Other current liabilities:	April 5, 2008	January 5, 2008

Customers inventory	$2,740.7	$2,490.6
Due subcontractors	1,230.1	3,630.8
Loss contracts accrual	1,187.0	2,093.0
Legal fees accrual	274.7	1,436.7
Over billed audit accrual	1,126.0	-
Other accruals	6,954.5	5,890.9
Total other current liabilities	$13,513.0	$15,542.0

12.	Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.  The Company is aligned into functional lines: Sales, Service Operations, Finance and Administrative.  Management and the board of directors review operating results on a consolidated basis.  As a result the Company has one operating segment and the Company reports one reportable segment. The following is a summary of the two major components of service revenue as viewed by the chief decision makers of the Company.

(in thousands)

Service Revenue:	For the Three Months Ended April 5,
	2008	2007
Technical Staffing Services	$31.0	$20.5
Infrastructure Services	31.2	29.3
Total Service Revenue	$62.2	$49.8

Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements regarding future financial results of the Company. The words “expect,” “estimate,” “anticipate,” “predict,” and similar expressions are intended to identify forward-looking statements. Such statements are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in our Annual Report on Form 10-K under “Item 1A Risk Factors” and in this document including, without limitation, those statements made in conjunction with the forward-looking statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations." All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of net product and service revenues:

(in thousands)	Net Product and Service Revenues

	For the Three Months Ended April 5,
	2008	% of Revenues	2007	% of Revenues

Net revenues:
Product	$81,477	56.7%	$92,210	64.9%
Service	62,152	43.3%	49,783	35.1%
Total net revenues	143,629	100.0%	141,993	100.0%

Gross profit
Product	7,978	5.6%	7,930	5.6%
Service	7,244	5.0%	9,311	6.6%
Total gross profit	15,222	10.6%	17,241	12.2%

Gross profit %
Product %	9.8%		8.6%
Service %	11.7%		18.7%

Operating expenses:
Selling, general and administrative	18,138	12.6%	13,280	9.4%
Depreciation and amortization	1,216	0.8%	1,120	0.8%
Total operating expenses	19,354	13.4%	14,400	10.2%

Income (loss) from operations	(4,132)	-2.8%	2,841	2.0%

Interest income	85	0.0%	310	0.2%
Interest expense	(155)	-0.1%	(138)	-0.1%
Net interest income (expense)	(70)	-0.1%	172	0.1%

Income (loss) before income tax	(4,202)	-2.9%	3,013	2.1%
Income tax expense	-	-	1,188	0.8%

Net income (loss)	$(4,202)	-2.9%	$1,825	1.3%

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2008 versus First Quarter 2007

Total Net Revenues: Total net revenues increased $1.6 million or 1.1% in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.  For the first quarters of fiscal 2008 and fiscal 2007, the net revenues were $143.6 million and $142.0 million, respectively.

Product revenue was $81.5 million and $92.2 million, respectively, for the first quarters of fiscal 2008 and fiscal 2007. Product revenue decreased $10.7 million, a decrease of 11.6% in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.  This decrease was due primarily to the delays of several large customer purchases.

Service revenue was $62.2 million in the first quarter of fiscal 2008 compared to $49.8 million in the first quarter of fiscal 2007, an increase of $12.4 million or 24.9% from fiscal 2007. The Company groups services revenue into Technical Staffing and Infrastructure Services. Technical Staffing Services support clients’ project requirements, ensures regulatory and customer compliance requirements and promotes success of the staffing projects.  Infrastructure Services help clients optimize the various elements of distributed computing environments.  Encompassing the complete IT lifecycle, these services include desktop and mobile computing, server and network environments.

Technical Staffing revenue was $31.0 million and accounted for approximately 49.8% of total service revenues in the first quarter of fiscal 2008, compared to $20.5 million and 41.1% in for the first quarter of fiscal 2007.  This increase is primarily the result of recognizing revenue for billings on subcontractor personnel which historically have been recorded as fee based services in our vendor management business.  Initially this revenue has very low incremental margin but as we convert these subcontractors to Pomeroy resources gross margins improve.

Infrastructure Service revenue was $31.2 million and $29.3 million, respectively, for the first three months of fiscal 2008 and 2007. Infrastructure Service revenues were approximately 50.2% of total service revenues in the first quarter of fiscal 2008, compared to 58.9% for the first quarter of fiscal 2007.  The increase in revenue is primarily the result of new service engagements started at the beginning of 2008.

Gross Profit:  Gross profit was $15.2 million in the first quarter of fiscal 2008, compared to $17.2 million in the first quarter of 2007. Gross profit, as a percentage of revenue, was 10.6% in first quarter of fiscal 2008, compared to 12.2% in the first quarter of fiscal 2007.

The product gross profit was $8.0 million for the first three months of fiscal 2008, compared to $7.9 million for the same period of fiscal 2007. Product gross profit as a percentage of product revenue increased to 9.8% in the first quarter of fiscal 2008, compared to 8.6% for the same period of fiscal 2007. The increase in product gross margin is due primarily to margin improvements as a result of the rebates from OEM partner promotional initiatives.

Service gross profit was $7.2 million for the first three months of fiscal 2008, compared to $9.3 million in the first three months of fiscal 2007.  The decline in service gross profit of $2.1 million was the result of reduced utilization and productivity of Infrastructure Services technical resources.  Service gross profit as a percentage of service revenue decreased to 11.7% in the first quarter of fiscal 2008, compared to 18.7% for the same period of fiscal 2007.  A decrease of approximately 300 basis points in the service gross profit margin relates to two factors.  First, the decline in the service gross profit margin was the result of engagements that generated revenue of approximately $1.4 million during the quarter at zero gross profit.  We are performing on these contracts until termination in July of fiscal 2008.  Second, the conversion of Technical Staffing subcontractors' personnel that generated revenue of approximately $11.9 million during the quarter, that initially had very low incremental gross profit, but as these resources are converted to Pomeroy resources, typically after six months, gross profit improves significantly and gross profit margin should be in the mid-teens.  The rest of the decline in the service gross profit margin relates to reduced utilization and productivity of Infrastructure Service technical resources.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

Total operating expenses were $19.4 million in the first quarter of 2008, compared to $14.4 million in the first quarter of 2007, an increase of $5.0 million.  This increase is primarily driven by an increase of $0.6 million in sales costs related to increase in the sales force headcounts and commissions; an increase of $1.5 million in costs related to investments in personnel to support our product and service businesses and investments to improve customer, vendor and back office support functions; an increase of $0.4 million related to increased professional and outside service provider fees; a charge of approximately $1.0 million to reserve against the collection  of amounts over billed  by subcontractors for years 2005 and 2006, identified as a result of an audit by our largest staffing customer, the collection of these amounts is uncertain as we no longer do business with many of these subcontractors;  an increase related to severance charges of $0.6 million; an increase of $0.3 million related to additional accruals for loss contracts; an increase $0.3 million for start up expenses related to new engagements; and an increase of $0.2 million related to costs for the retirement of directors.

Operating expenses as a percentage of revenue were 13.4% for the first quarter of fiscal 2008 compared to 10.2% for the first quarter of fiscal 2007.

Income (Loss) from Operations

Loss from operations was ($4.1) million in the first quarter of 2008, as compared to income of $2.8 million for the same period of 2007. This decrease is a result of the lower service profit margins for the first three months of fiscal 2008 and the increase in operating expenses, as described above.

Net Interest Income (Expense)

Net interest expense was $70 thousand during the first quarter of 2008 as compared to income of $172 thousand during the first quarter of 2007. During the first quarter of 2008, the Company had amounts outstanding under its credit facility due to the timing of payments of accounts payables and payroll.

Income Tax

For the first quarter of 2008, the Company had no income tax expense or income tax benefit. During the first quarter of fiscal 2008, the Company increased its tax valuation allowance by $1.6 million for a total allowance of $16.6 million at April 5, 2008. The tax valuation allowance is due to the future uncertainty of the Company’s ability to utilize its deferred tax assets.  For the first quarter of fiscal 2008, the $1.6 million increase in tax valuation reserve offset what would have been an income tax benefit; the effective income tax rate would have been 37.5% prior to recording the tax valuation reserve.  The effective income tax rate for the first quarter of fiscal 2007 was 39.4%.

Net Income (Loss)

Net loss was ($4.2) million in the first quarter of 2008 as compared to net income of $1.8 million in the first quarter of 2007.  The change is a result of the factors described above.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $16.0 million for the first three months of 2008. Cash used in investing activities was $1.3 million, which included $1.2 million for capital expenditures.  Cash provided from financing activities was $5.7 million, which includes short-term borrowings of $6.9 million, the issuance of common shares for $0.2 million, offset by $1.4 million for the purchase of treasury stock.

The amount of cash derived from or used by operating activities will vary based on a number of business factors which may change from time to time, including terms of available financing from vendors, downturns in the Company’s business and/or downturns in the businesses of the Company’s customers.  However, a growth or decline in services revenue in conjunction with a change in the proportion of services revenue to total revenue is an underlying driver of operating cash flow during the period of growth because a majority of the Company’s service revenue is generated based upon the billings of the Company’s technicians.  The cash outlay for these labor/payroll costs is incurred bi-weekly with each pay period.  The invoicing for the service is generated on various billing cycles as dictated by the customers, and the respective cash inflow typically follows within 30 to 60 days of invoice date, which may be as long as 60 to 120 days from the time the services are performed.   This differs from product revenue in that the time period between the time that the Company incurs the cost to purchase the products and collects the revenue from its customer is typically shorter, usually from 0 to 60 days, and the Company primarily orders inventory for a particular customer rather than stocking large amounts of inventory.  If an increase in service revenue occurs, it may result in a significant decrease in cash flows from operating activities during periods of significant growth or periods of excess technical capacity.  In addition, certain services, primarily outsourcing contracts for the Company’s Life Cycle Services, require that the Company maintain a specific parts inventory for servicing the customer; thus, an increase or decrease in the type of services provided can impact inventory levels and operating cash flows.

Cash flows used  by operating activities in first three months of 2008 was $16.0 million, compared to cash flows generated by operating activities of $0.2 million, for the same period of 2007.  The decrease in cash flows from operating activities for the first three months of fiscal 2008, compared to the first three months of 2007 was due in part to the timing of payments on accounts payable.  Changes in accounts payables accounted for $26.9 million of the decrease in the operating cash flow for the first three month of fiscal 2008, compared to $5.5 million decrease for the same period of fiscal 2007.  The liability for employee compensation and benefits decreased $3.8 million in the first three months of fiscal 2008, compared to an increase of $2.2 million for the same period of fiscal 2007. Decrease in accounts receivables during the first quarter was due to increased receipts in the quarter and lower sales in the first quarter of 2008 compared to the fourth quarter sales in 2007.

The Company has a Syndicated Credit Facility Agreement with GE Commercial Distribution Finance, which became effective June 25, 2004 (the “Credit Facility”) and is scheduled to expire on June 25, 2008.   The Credit Facility, which has been the subject of subsequent modifications, was originally comprised of seven participating lenders, with GE Commercial Distribution Finance (“GECDF”) designated as the “agent” for the lenders.   The Credit Facility provides for a floor plan loan facility and a revolving loan commitment, both of which are collateralized primarily by the Company’s accounts receivable.  The Credit Facility also provides for a letter of credit facility.  The funds available for borrowing by the Company under the Credit Facility are reduced by an amount equal to outstanding advances made to the Company to finance inventory under the floor plan loan facility and the aggregate amount of letters of credit outstanding at any given time.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Effective April 15, 2008, the Credit Facility was amended.  The primary changes made to the Credit Facility by the  amendment are as follows:  (i)  decrease in the total Credit Facility from $100 million to $68.7 million with a maximum of $68.7 million (previously $80.0 million) available under the floor plan loan facility and the revolving loan, both of which are collateralized primarily by the Company’s accounts receivable up to a maximum of $68.7 million (previously $80 Million); (ii) memorialize the departure of certain lenders from the Credit Facility and the assignment of their respective commitments under the Credit Facility to the remaining lenders, GECDF and National City Bank; and (iii) revise the tangible net worth covenant on the last day of each fiscal quarter to  be no less than  $70 million (previously $85.4 million).  The Credit Facility allows for either the Company or GECDF, in its capacity as agent for the lenders, to require participating lenders to assign their respective commitments under the Credit Facility to either GECDF or another participating lender.  In accordance with the amendment to the Credit Facility, GECDF is extending 72.78% of the credit to the Company and National City Bank is extending 27.22% of the credit to the Company

A significant part of the Company’s inventory is financed under the floor plan loan facility provided under the Credit Facility.  In addition, the Company also finances certain inventory under a separate line of credit with IBM Credit Corporation (“ICC”).  At April 5, 2008, the Company’s aggregate line of credit for financing inventory totaled $91.5 million, including $80.0 million under the Credit Facility and $3.5 million with ICC.   Borrowings under the Credit Facility floor plan loan facility are made on 30 day notes. Borrowings under the ICC floor plan arrangement are made on 15 day notes. All such borrowings by the Company are secured by the related inventory. Financing on substantially all the advances made under either of these floor plan arrangements is interest free. The Company classifies amounts outstanding under the Credit Facility and ICC floor plan arrangements as accounts payable.  As noted above, the amendment to the Credit Facility that was made effective on April 15, 2008, decreased the availability under the floor plan loan facility from a maximum of $80.0 million to a maximum of $68.7 million.

As of April 5, 2008 the balance outstanding under the Credit Facility was $6.9 million. As of January 5, 2008, the Company had no outstanding balance under the Credit Facility.  At April 5, 2008 and January 5, 2008 the amounts available under the Credit Facility were $49.7 million and $56.7 million, respectively.  Interest on outstanding borrowings under the Credit Facility is payable monthly based on the LIBOR rate and a pricing grid.  As of April 5, 2008 and January 5, 2008, the adjusted LIBOR rate was 4.95% and 7.57% respectively.

The terms of the Credit Facility subject the Company to certain financial covenants which include (i) maintaining a minimum level of tangible net worth (as mentioned above, the amendment to the Credit Facility that was made effective on April 15, 2008, decreased the tangible net worth covenant on the last day of each fiscal quarter from $85.4 million to $70 million), (ii) maintaining a minimum fixed charge coverage ratio, (iii) restricting the level of funded indebtedness to EBITDA, and (iv) restricting the amount of net loss after tax.  For the fiscal quarter ended April 5, 2008, the Company was in violation of its financial covenants.  The Company requested and received a waiver for the breach of the tangible net worth covenant, the fixed charge coverage ratio covenant and the amount of net loss after tax covenant.  The Company also violated the level of funded indebtedness to EBITDA covenant as of April 5, 2008.  The Company has requested and expects to receive a wavier for violation of this covenant.  At January 5, 2008, the Company was in violation of its financial covenants; the Company requested and has received a waiver.

The Company authorized the purchase of a new ERP software system in October 2007.  It is anticipated that the cost of the system will be approximately $7.0 million, as of April 5, 2008; the Company has spent $1.9 million, which $0.9 million was spent in the first quarter of fiscal 2008. The Company began designing the ERP software system in fiscal 2007 and intends to begin deployment in 2009.  The full amount of the cost will be incurred over this migration period. The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company’s capital requirements for the next twelve months.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 3, 2007, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock.  The Company intends to effect such repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 (“Act”).  The acquired shares will be held in treasury or cancelled.  The Company anticipates financing the repurchase program out of working capital and its available credit facility.  This stock redemption program was approved to remain in place and in full force/effect through the later of December 5, 2008, or the date on which $5 million in repurchases is completed, whichever comes first.  In addition, the Board adopted a written trading plan under Rule 10b5-1 of the Act to facilitate the repurchase of its common stock pursuant to the stock repurchase program. Rule 10b5-1 allows the Company to purchase its shares at times when the Company would not ordinarily be in the market because of the Company’s trading policies or the possession of material non-public information. To the extent that the $5 million limit has not been reached by December 5, 2008, the Company will remain authorized to repurchase additional shares under the stock repurchase program following termination of the 10b5-1 plan, without further announcement, or may adopt further 10b5-1 plans pursuant to Board authorization.  Under this repurchase plan the Company purchased 222,526 shares at a cost of $1.4 million during the first quarter of 2008. In addition during the first quarter of fiscal 2008, the Company purchased an additional 8,416 shares withheld at the election of certain holders of restricted stock, from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stock holders.

During the first quarter of fiscal 2007, the Company repurchased 42,200 shares of common stock at a total cost of $357 thousand under its share repurchase program that expired October 31, 2007.

Item 3-Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risk primarily through its credit facility with GECDF.  The Company did not experience a material impact from interest rate risk for the first quarter of fiscal 2008.

Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

Item 4-Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures over financial reporting designed to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that such disclosure controls and procedures were effective, as of April 5, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1-Legal Proceedings

On April 9, 2008, we filed a report on Form 8-K reporting that our Board of Directors received a letter from David B. Pomeroy, II, a director of the Company and its largest stockholder, proposing to acquire, with Charlesbank Equity Fund VI, LP, all of the outstanding common stock of the Company not owned by him for a price of $7.05 per share and that the non-binding indication of interest was referred to a Special Committee for review and consideration.    On May 6, 2008, a purported class action complaint was filed in the Commonwealth of Kentucky Boone Circuit Court against the Company, each of its directors and two executive officers.  Charlesbank Equity Fund VI Limited Partnership and Charlesbank Capital Partners LLC were also named as defendants in the lawsuit.  The action was brought by Kenneth Hanninen, an alleged Pomeroy shareholder, on behalf of himself and all others similarly situated.  The complaint alleges, among other things, that the directors and officers of the Company are in breach of their fiduciary duties to shareholders in connection with the offer letter that the Company received from Mr. Pomeroy.  The complaint seeks, among other things, injunctive relief to enjoin the Company, its directors and named executive officers from consummating the acquisition proposed by Mr. Pomeroy and Charlesbank Equity Fund VI, LP, along with attorneys’ fees and costs.   The Company believes that the allegations in the complaint are without merit and intend to vigorously defend the Company and its directors and officers in this matter.

There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 1A-Risk Factors

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended January 5, 2008.

PART II - OTHER INFORMATION

Item 2-Unregistered Sales of Equity Securities and Use of Proceeds

a.	None

b.	None

c.	Repurchase of Securities

On December 5, 2007, the Company announced a program to repurchase up to $5.0 million of its outstanding common stock.  The Company intends to effect such repurchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 (“Act”).  The acquired shares will be held in treasury or cancelled.  The Company anticipates financing the repurchase program out of working capital and its available credit facility.  This stock redemption program was approved to remain in place and in full force/effect through the later of December 5, 2008, or the date on which $5 million in repurchases is completed, whichever comes first.  In addition, the Board adopted a written trading plan under Rule 10b5-1 of the Act to facilitate the repurchase of its common stock pursuant to the stock repurchase program. Rule 10b5-1 allows the Company to purchase its shares at times when the Company would not ordinarily be in the market because of the Company’s trading policies or the possession of material non-public information. To the extent that the $5 million limit has not been reached by December 5, 2008, the Company will remain authorized to repurchase additional shares under the stock repurchase program following termination of the 10b5-1 plan, without further announcement, or may adopt further 10b5-1 plans pursuant to Board authorization.

The following table contains information for shares repurchased under this program:

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plan (1)	The maximum amount that may yet be purchased under the plan (1) ($) (thousands)

December 6, 2007 - January 5, 2008	145,266	$6.78	145,266	$4,015

January 6, 2008 - February 5, 2008	113,740	$6.36	113,740	$3,291

February 6, 2008 - March 5, 2008	57,734	$6.67	57,734	$2,906

March 6, 2008 - April 5, 2008	51,052	$5.83	51,052	$2,609

	367,792	$6.50	367,792	$2,609

The Company purchased 222,526 shares at a cost of $1.4 million during the first quarter of 2008, under the program authorized by the Board of Directors on December 5, 2007. In addition, during the first quarter of 2008 the Company purchased 8,416 shares withheld at the election of certain holders of restricted stock, from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stock holders.

During the first quarter of fiscal 2007, the Company repurchased 42,200 shares of common stock at a total cost of $357 thousand under its share repurchase program that expired October 31, 2007.

Item 3-Defaults Upon Senior Securities

None

Item 4-Submission of Matters to a Vote of Security Holders

None

PART II - OTHER INFORMATION

Item 5-Other Information

In the Company’s 10K for fiscal 2007, the historical financial statements were revised to reclassify revenue and cost related to the sale of third party manufacture warranty and service agreements.  For fiscal 2008, the Company has reclassified amounts previously included in operating expenses.  Note 1 to the Consolidated Financial Statements herein provides the first quarter of fiscal 2007, as previously reported and after the reclassifications.  Below are the second, third, fourth quarters of fiscal 2007 and the 2007 fiscal year, as previously reported in the Company’s 10K for 2007 and after the reclassifications to conform to the fiscal 2008 presentation.

(in thousands)

	Second Quarter of Fiscal 2007			Third Quarter of Fiscal 2007

	As Previously Reported	As Restated		As Previously Reported	As Restated
Net revenues	$138,261	$138,261	Net revenues	$144,392	$144,392
Cost of revenues	116,238	122,653	Cost of revenues	123,662	129,637
Gross profit	22,023	15,608	Gross profit	20,730	14,755

Operating expenses	23,434	17,019	Operating expenses	124,265	118,290

Loss from operations	(1,411)	(1,411)	Loss from operations	(103,535)	(103,535)

Net Interest - income	90	90	Net Interest - income	70	70

Income taxes benefit	(468)	(468)	Income taxes benefit	(11,671)	(11,671)

Net loss	$(853)	$(853)	Net loss	$(91,794)	$(91,794)

	Fourth Quarter of Fiscal 2007			2007 Fiscal Year

	As Previously Reported	As Restated		As Previously Reported	As Restated
Net revenues	$162,261	$162,261	Net revenues	$586,907	$586,907
Cost of revenues	144,731	152,155	Cost of revenues	502,922	529,197
Gross profit	17,530	10,106	Gross profit	83,985	57,710

Operating expenses	26,691	19,267	Operating expenses	195,251	168,976

Loss from operations	(9,161)	(9,161)	Loss from operations	(111,266)	(111,266)

Net Interest - income	119	119	Net Interest - income	451	451

Income taxes	12,369	12,369	Income taxes	1,418	1,418

Net loss	$(21,411)	$(21,411)	Net loss	$(112,233)	$(112,233)

On September 10, 2007, the Board of Directors of the Company amended Article III, Section 6 of the Bylaws to permit an outside director to serve as Chairman of the Board and to provide for selection of the Chairman at the first meeting of the Board held after the Annual Meeting of Stockholders.  This amendment was inadvertently omitted from the copy of the Bylaws filed with the Company’s annual report on Form 10-K and was not reported on a Form 8-K.  A corrected copy of the amended Bylaws is filed with this quarterly report on Form 10-Q.

PART II - OTHER INFORMATION

Item 6-Exhibits

(a)	Exhibits

3.2	Bylaws of the Company as amended on September 10, 2007 and January 24, 2008.

10.1	Amendment No. 5 to Amended and Restated Credit Facilities Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K Report filed on April 17, 2008).

10.2	Employment Agreement by and between the Company and Keith Blachowiak, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K Report filed on April 30, 2008).

11.1	Statement regarding computation of per share earnings

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Section 906 CEO Certification

32.2	Section 906 CFO Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POMEROY IT SOLUTIONS, INC.
(Registrant)

Date: May 15, 2008	By: /s/ Kevin G. Gregory

Kevin G. Gregory
Senior Vice President and CFO