Form 10-Q
period 2008-07-05
POMEROY IT SOLUTIONS INC
filed 2008-08-08
CIK 883979

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2008

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

YES  ☐  NO  ☒

The number of shares of common stock outstanding as of August 6, 2008 was 11,965,776.

POMEROY IT SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANACIAL STATEMENTS

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands)
	July 5,	January 5,
	2008	2008
ASSETS

Current Assets:
Cash and cash equivalents	$9,158	$13,282
Certificates of deposit	1,128	1,113

Accounts receivable:
Trade, less allowance of $3,238 and $3,522, respectively	133,988	140,167
Vendor, less allowance of $1,138 and $562, respectively	13,257	11,352
Net investment in leases	336	756
Other	284	1,288
Total receivables	147,865	153,563

Inventories	15,665	15,811
Other	6,734	10,196
Total current assets	180,550	193,965

Equipment and leasehold improvements:
Furniture, fixtures and equipment	17,556	15,180
Leasehold Improvements	7,262	7,262
Total	24,818	22,442

Less accumulated depreciation	14,849	12,645
Net equipment and leasehold improvements	9,969	9,797

Intangible assets, net	1,732	2,017
Other assets	727	805
Total assets	$192,978	$206,584

(The accompanying notes are an integral part of the financial statements.)

  POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands)
	July 5,	January 5,
	2008	2008
LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable:
Floor plan financing	$19,698	$26,328
Trade	56,346	57,016
Total accounts payable	76,044	83,344

Deferred revenue	1,657	1,949
Employee compensation and benefits	9,487	10,248
Accrued facility closing cost and severance	1,653	1,678
Other current liabilities	14,581	15,542
Total current liabilities	103,422	112,761

Accrued facility closing cost and severance	340	1,056

Equity:
Preferred stock, $.01 par value; authorized 2,000 shares, (no shares issued or outstanding)	-	-
Common stock, $.01 par value; authorized 20,000 shares, (13,611 and 13,513 shares issued, respectively)	141	140
Paid in capital	92,808	91,399
Accumulated other comprehensive income	39	20
Retained earnings	11,489	14,200
	104,477	105,759
Less treasury stock, at cost (1,683 and 1,323 shares, respectively)	15,261	12,992
Total equity	89,216	92,767
Total liabilities and equity	$192,978	$206,584

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(in thousands, except per share data)	Three Months Ended
	July 5,	July 5,
	2008	2007

Net revenues:
Product	$92,678	$91,599
Service	62,315	46,662
Total net revenues	154,993	138,261

Cost of revenues:
Product	83,489	84,280
Service	52,207	38,373
Total cost of revenues	135,696	122,653

Gross profit	19,297	15,608

Operating expenses:
Selling, general and administrative	16,512	15,870
Depreciation and amortization	1,218	1,149
Total operating expenses	17,730	17,019

Income (loss) from operations	1,567	(1,411)

Interest income	42	220
Interest expense	(119)	(130)
Interest income (expense)	(77)	90

Income (loss) before income tax	1,490	(1,321)
Income tax expense (benefit)	-	(468)
Net income (loss)	$1,490	$(853)

Weighted average shares outstanding:
Basic	11,946	12,330
Diluted (1)	12,343	12,330

Earnings (loss) per common share:
Basic	$0.12	$(0.07)
Diluted (1)	$0.12	$(0.07)

(1) Dilutive loss per common share for the 3 months ended July 5, 2007 would have been anti-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options and unearned restricted shares.

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(in thousands)	Three Months Ended
	July 5,	July 5,
	2008	2007

Net income (loss)	$1,490	(853)

Other comprehensive income:
Foreign currency translation adjustment	26	3

Comprehensive income (loss)	$1,516	(850)

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(in thousands, except per share data)	Six Months Ended
	July 5,	July 5,
	2008	2007

Net revenues:
Product	$174,155	$183,809
Service	126,007	96,445
Total net revenues	300,162	280,254

Cost of revenues:
Product	156,987	168,560
Service	108,629	78,845
Total cost of revenues	265,616	247,405

Gross profit	34,546	32,849

Operating expenses:
Selling, general and administrative	34,677	29,149
Depreciation and amortization	2,434	2,269
Total operating expenses	37,111	31,418

Income (loss) from operations	(2,565)	1,431

Interest income	127	530
Interest expense	(274)	(269)
Interest income (expense)	(147)	261

Income (loss) before income tax	(2,712)	1,692
Income tax expense	-	719
Net income (loss)	$(2,712)	$973

Weighted average shares outstanding:
Basic	12,027	12,339
Diluted (1)	12,027	12,647

Earnings (loss) per common share:
Basic	$(0.23)	$0.08
Diluted (1)	$(0.23)	$0.08

(1) Dilutive loss per common share for the 6 months ended July 5, 2008 would have been anti-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options and unearned restricted shares.

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(in thousands)	Six Months Ended
	July 5,	July 5,
	2008	2007

Net income (loss)	(2,712)	973

Other comprehensive income (loss):
Foreign currency translation adjustment	18	(78)

Comprehensive income (loss)	(2,694)	895

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Six Months Ended
Cash Flows from Operating Activities:	July 5, 2008	July 5, 2007
Net income (loss)	(2,712)	973
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation and amortization	2,499	2,525
Stock option, restricted stock compensation and employee purchase plan expense	1,237	226
Severance	889	-
Provision for doubtful accounts	600	650
Amortization of unearned income	(4)	(27)
Deferred income taxes	-	564
Changes in working capital accounts:
Accounts receivable	4,678	7,041
Inventories	146	(1,048)
Other current assets	3,462	387
Net investment in leases	424	546
Accounts payable - floor plan financing	(6,631)	(1,335)
Accounts payable trade	(668)	(11,193)
Deferred revenue	(291)	(109)
Employee compensation and benefits	(761)	175
Other, net	(2,511)	155
Net operating activities	357	(470)
Cash Flows used in Investing Activities:
Capital expenditures	(2,386)	(1,662)
Purchases of certificate of deposits	(15)	(18)
Net investing activities	(2,401)	(1,680)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	-	90
Purchase of treasury stock	(2,270)	(405)
Proceeds from issuance of common shares for employee stock purchase plan	172	146
Net financing activities	(2,098)	(169)
Effect of exchange rate changes on cash and cash equivalents	18	(78)
Decrease in cash and cash equivalents	(4,124)	(2,397)
Cash and cash equivalents:
Beginning of period	13,282	13,562
End of period	$9,158	$11,165

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements of Pomeroy IT Solutions, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.   Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the three and six month periods ended July 5, 2008 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2009.

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

During fiscal 2008, the amounts for the three and six months ended July 5, 2007 have been reclassified in the consolidated financial statements to conform to the current period presentation.  The reclassified amounts include cost of revenues and operating expenses.  Below is the three and six months of fiscal 2007, as previously reported and after the reclassifications to conform to the current period presentation.

(in thousands)	For The Three Months Ended July 5, 2007

	As Previously Reported	As Restated
Net revenues	$138,261	$138,261
Cost of revenues	116,238	122,653
Gross profit	22,023	15,608

Operating expenses	23,434	17,019

Loss from operations	(1,411)	(1,411)

Net Interest - income	90	90

Income taxes (benefit)	(468)	(468)

Net loss	$(853)	$(853)

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	For The Six Months Ended July 5, 2007

	As Previously Reported	As Restated
Net revenues	$280,254	$280,254
Cost of revenues	234,529	247,405
Gross profit	45,725	32,849

Operating expenses	44,294	31,418

Income from operations	1,431	1,431

Net Interest - income	261	261

Income taxes	719	719

Net income	$973	$973

2.	Recent Accounting Pronouncements

Effective January 6, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

The Company has only partially applied the provisions of SFAS 157 as management has elected the deferral provisions of FASB Staff Position 157-2 which delays the effective date of SFAS157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.   The major categories of assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis include intangible assets and equipment and leasehold improvements that may be reported at fair value as a result of impairment testing, and certain assets and liabilities recognized as a result of business combinations.

There was no material impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of SFAS 157.

Financial instruments carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets and liabilities

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3 – Unobservable inputs that are not corroborated by market data

The Company’s financial instruments consist primarily of cash and cash equivalents, certificates of deposit, and accounts receivable, as well as obligations under accounts payable and the Company’s credit facility.  The estimated fair values of the Company’s short-term financial instruments, including cash and cash equivalents, certificates of deposit, receivables and payable arising in the ordinary course of business approximate their carrying amounts due to the relatively short period of time between origination and realization.  The carrying amount of outstanding borrowings under the credit facility approximates fair value because the interest rates fluctuate with market interest rates.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and became effective for the Company beginning with the first quarter of 2008. The Company determined there is no impact from the adoption of SFAS No. 159 on the consolidated financial statement and note disclosures.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities; an amendment of FASB Statement No. 133, (SFAS No. 161). This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company determined there is no impact from the adoption of SFAS No. 161 on the consolidated financial statement and note disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of this statement will have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. This FSP is effective for fiscal years beginning after December 15, 2008 and therefore is effective for the Company in fiscal year 2009.  The Company does not expect the adoption of this FSP will have a material impact on the consolidated financial statements.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Cash and Short-Term Borrowings

The Company has a Syndicated Credit Facility Agreement with GE Commercial Distribution Finance, which became effective June 25, 2004 (the “Credit Facility”) and was scheduled to expire on June 25, 2008.   The Credit Facility, which has been the subject of subsequent modifications, was originally comprised of seven participating lenders, with GE Commercial Distribution Finance (“GECDF”) designated as the “agent” for the lenders.   The Credit Facility provides for a floor plan loan facility and a revolving loan commitment, both of which are collateralized primarily by the Company’s accounts receivable.  The Credit Facility also provides for a letter of credit facility.  The funds available for borrowing by the Company under the Credit Facility are reduced by an amount equal to outstanding advances made to the Company to finance inventory under the floor plan loan facility and the aggregate amount of letters of credit outstanding at any given time.

Effective April 15, 2008, the Credit Facility was amended.  The primary changes made to the Credit Facility by the  amendment were as follows:  (i)  decrease in the total Credit Facility from $100 million to $68.7 million with a maximum of $68.7 million (previously $80.0 million) available under the floor plan loan facility and the revolving loan, both of which are collateralized primarily by the Company’s accounts receivable up to a maximum of $68.7 million (previously $80.0 Million); (ii) memorialize the departure of certain lenders from the Credit Facility and the assignment of their respective commitments under the Credit Facility to the remaining lenders, GECDF and National City Bank, and (iii) revise the tangible net worth covenant on the last day of each fiscal quarter to  be no less than  $70 million (previously $85.4 million).  The Credit Facility allows for either the Company or GECDF, in its capacity as agent for the lenders, to require participating lenders to assign their respective commitments under the Credit Facility to either GECDF or another participating lender.  In accordance with the amendment to the Credit Facility, GECDF is extending 72.78% of the credit to the Company and National City Bank is extending 27.22% of the credit to the Company.

Effective June 25, 2008, the Credit Facility was further amended.  The primary provisions of this amendment are as follows:  (i) to extend the termination date under the revolving loan commitment from June 25, 2008 to June 25, 2009; (ii) to increase the total credit facility back to $80.0 million from $68.7 million, with a maximum of $80.0 million (previously $68.7 million) for inventory financing and the revolving loan, and to revise the participating lenders so that GECDF is the sole lender and will extend 100% of the credit; (iii) to revise the tangible net worth covenant on the last day of each fiscal quarter to be no less than $65 million for the quarters ending July 5, 2008 and October 5, 2008 (previously $70 million) and no less than $70 million for the quarter ending January 5, 2009; (iv) to specify a minimum fixed charge coverage ratio (as defined in the agreement) of 1.25 to 1.00 for the quarters ending October 5, 2008 and January 5, 2009 and 1.50 to 1.00 for the quarter ending April 5, 2009, (v) to specify a maximum total funded indebtedness to EBITDA (as defined in the agreement) of 2.75 to 1.00 for the quarters ending October 5, 2008, January 5, 2009 and April 5, 2009, and (vi) to provide for a termination fee of up to $250 thousand to be paid by the Company in the event the Company terminates the agreement prior to the maturity date of the revolving loan commitment.

A significant part of the Company’s inventory is financed under the floor plan loan facility provided under the Credit Facility.  In addition, the Company also finances certain inventory under a separate line of credit with IBM Credit Corporation (“ICC”).  At July 5, 2008, the Company’s aggregate line of credit for financing inventory totaled $88.0 million, including $80.0 million under the Credit Facility and $8.0 million with ICC.   Borrowings under the Credit Facility floor plan loan facility are made on 30 day notes. Borrowings under the ICC floor plan arrangement are made on 15 day notes. All such borrowings by the Company are secured by the related inventory. Financing on substantially all the advances made under either of these floor plan arrangements is interest free. The Company classifies amounts outstanding under the Credit Facility and ICC floor plan arrangements as accounts payable.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of July 5, 2008 and January 5, 2008, there was no balance outstanding under the Credit Facility.  At July 5, 2008 and January 5, 2008 the amounts available under the Credit Facility were $68.6 million and $56.7 million, respectively.  Interest on outstanding borrowings under the Credit Facility is payable monthly based on the LIBOR rate and a pricing grid.  As of July 5, 2008 and January 5, 2008, the adjusted LIBOR rate was 5.46% and 7.57% respectively.

For the fiscal quarter ended July 5, 2008, the Company was in compliance with its financial covenants.  At January 5, 2008, the Company was in violation of its financial covenants; the Company requested and received a waiver.

4.	Stock-Based Compensation

During the six months ended July 5, 2008, the Company awarded 133,821 shares of restricted common stock, which vest over a 4-year period.  During the six months ended July 5, 2007, the Company awarded 191,103 shares of restricted common stock. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of the grant, and the total value of the award is recognized as expense ratably over the vesting period. During the six months ended July 5, 2008 there were 12,325 restricted shares that were forfeited.  During the six months ended July 5, 2007 there were 107,045 restricted shares that were forfeited.  The forfeitures for the six months ended July 5, 2007 resulted in the reversal of accrued expense of $0.3 million.  Total compensation expense recognized for unvested shares was $228 thousand and ($129) thousand for the three months ended July 5, 2008 and July 5, 2007, respectively.  Total compensation expense recognized for unvested shares was $720 thousand and ($13) thousand for the six months ended July 5, 2008 and July 5, 2007, respectively.  As of July 5, 2008, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $2.9 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

	Shares	Weighted average fair value at grant date
Restricted common stock outstanding January 6, 2008	338,614	$9.21
Granted	55,175	6.09
Vested	(25,938)	8.20
Forfeitures	(2,500)	7.08
Restricted common stock outstanding April 5, 2008	365,351	$9.83
Granted	78,646	5.99
Vested	(26,400)	8.48
Forfeitures	(9,825)	9.22
Restricted common stock outstanding July 5, 2008	407,772	$7.72

For the six months ended July 5, 2008, the Company granted 250,000 stock option awards to employees.  The values range from $2.18 to $2.45, based upon the following assumptions:  underlying price of stock ranging from $5.72 to $6.49; expected life of 3.5 years; volatility ranging from 47.37% to 50.44%; risk-free interest rates ranging from 1.78% to 2.55%; and dividend yield of 0.00%.

For the three months ended July 5, 2008 and July 5, 2007, the Company recognized approximately $222 thousand and $91 thousand, respectively, in expense related to stock options.  For the six months ended July 5, 2008 and July 5, 2007, the Company recognized approximately $454 thousand and $203 thousand, respectively, in expense related to stock options. The approximate unamortized stock option compensation as of July 5, 2008, which will be recorded as expense in future periods, is $849 thousand. The weighted average time over which this expense will be recorded is approximately 2.4 years.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended July 5, 2008 and July 5, 2007, the Company recognized approximately $32 thousand and $22 thousand, respectively, in expense related to the employee stock purchase plan being compensatory under FAS 123R.  For the six months ended July 5, 2008 and July 5, 2007, the Company recognized approximately $63 thousand and $36 thousand, respectively, in expense related to the employee stock purchase plan due to it being compensatory under FAS 123R.

5.	Earnings per Common Share

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended July 5,
	2008		2007
		Per Share			Per Share
	Shares	Amount	Shares		Amount
Basic EPS	11,946	$0.12	12,330		$(0.07)
Effect of dilutive stock options and unvested restricted shares	397	-	-	*	- *
Diluted EPS	12,343	$0.12	12,330		$(0.07)

*Not presented herein since effect on loss per common share is anti-dilutive for the three months ended July 5, 2007.

	Six Months Ended July 5,
	2008			2007
			Per Share		Per Share
	Shares		Amount	Shares	Amount
Basic EPS	12,027		$(0.23)	12,339	$0.08
Effect of dilutive stock options and unvested restricted shares	-	*	- *	308	-
Diluted EPS	12,027		$(0.23)	12,647	$0.08

*Not presented herein since effect on loss per common share is anti-dilutive for the six months ended July 5, 2008.

For the quarter ended July 5, 2008, a total of 1,474,166 stock options were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.  For the quarter and six-month periods ended July 5, 2008, a total of 407,772 unvested restricted share awards were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.

For the quarter ended July 5, 2007, a total of 1,752,767 stock options and 267,577 unvested restricted share awards were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.  For the six months ended July 5, 2007, a total of 1,740,959 stock options were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.

6.	Treasury Stock

On December 3, 2007, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock. Pomeroy suspended this stock repurchase program on June 3, 2008.  Prior to the suspension, a total of 497,572 shares of the Company’s common stock, with an aggregate cost of $3.2 million, had been repurchased under this program.  The acquired shares will be held in treasury or cancelled.  This stock redemption program was initially approved to remain in place through December 5, 2008, or the date on which $5 million in repurchases was completed, whichever came first.  In addition, the Board adopted a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock pursuant to the stock repurchase program.  Rule 10b5-1 allowed the Company to purchase its shares at times when the Company would not ordinarily be in the market because of the Company’s trading policies or the possession of material non-public information.  129,780 and 360,722 shares were repurchased during the respective three month and six month periods ended July 5, 2008.  In addition during the first six months of fiscal 2008, the Company purchased 8,416 shares withheld at the election of certain holders of restricted stock, from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stock holders.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the first six months of fiscal 2007, the Company repurchased 47,400 shares of common stock at a total cost of $403 thousand under its share repurchase program that expired October 31, 2007.

7.	Supplemental Cash Flow Disclosures

During the first six months of 2008, the Company purchased an additional 8,416 shares withheld at the election of certain holders of restricted stock, from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stock holders.  The Company added these shares into treasury resulting in an increase of treasury stock of $47 thousand.

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)	Six Months Ended July 5,
	2008	2007

Interest paid	$224	$92

Income taxes paid (refunded)	$(3,045)	$(560)

8.	Litigation

On April 9, 2008, we filed a report on Form 8-K reporting that our Board of Directors received a letter from David B. Pomeroy, II, a director of the Company and its largest stockholder, proposing to acquire, with Charlesbank Equity Fund VI, LP, all of the outstanding common stock of the Company not owned by him for a price of $7.05 per share and that the non-binding indication of interest was referred to a Special Committee for review and consideration.    On May 9, 2008, the Company reported that a purported class action complaint was filed on May 6, 2008 in the Commonwealth of Kentucky Boone Circuit Court against the Company, each of its directors and two executive officers.  Charlesbank Equity Fund VI Limited Partnership and Charlesbank Capital Partners LLC were also named as defendants in the lawsuit.  Shortly thereafter, on May 21, 2008, Charlesbank Equity Fund VI notified us in writing of its withdrawal from the proposed acquisition of the Company.

On May 22, 2008, we filed a report on Form 8-K reporting that our Board of Directors received a letter from Mr. Pomeroy concerning his formation of a new agreement with another financial partner, ComVest Investment Partners III LP, for the purpose of submitting a joint proposal to acquire all of the outstanding common stock for the Company not owned by Mr. Pomeroy for a price of $6.00 per share.  Incident to the change in Mr. Pomeroy’s financial partners, counsel for the Plaintiff, Kenneth Hanninen, an alleged Pomeroy shareholder, who brought the action on behalf of himself and all others similarly situated, filed a First Amended and Restated Class Action Complaint with the Boone Circuit Court.  The allegations in the First Amended and Restated Complaint, which are substantially the same as those made in the original complaint, are, among other things, that the directors and officers of the Company are in breach of their fiduciary duties to shareholders in connection with the offer letter that the Company received from Mr. Pomeroy.  The First Amended and Restated Class Action Complaint seeks, among other things, injunctive relief to enjoin the Company, its directors and named executive officers from consummating the acquisition proposed by Mr. Pomeroy and ComVest Investment Partners III LP, along with attorneys’ fees and costs.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company believes that the allegations in the First Amended and Restated Class Action Complaint are without merit and intends to vigorously defend the Company and its directors and officers in this matter.

There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

9.	Restructuring and Severance Charges

During the fourth quarter of 2007 and the first six months of fiscal 2008, the Company recorded $355 thousand and $889 thousand, respectively, for severance due to the realignment of the Company’s operations. As of July 5, 2008 the remaining balance of severance payments is $282 thousand which will be paid out in fiscal 2008.

During fiscal 2004, the Company recorded a charge for severance in the amount of $1.447 million which will be paid through January 2009, related to the resignation of David B. Pomeroy II as Chief Executive Officer.   As of July 5, 2008 the remaining balance due to Mr. Pomeroy was $50 thousand, which will be paid out in fiscal 2008.

In 2004 the Company recorded a restructuring charge liability in connection with the merger with the Alternative Resources Corporation (“ARC”) acquisition to eliminate certain duplicative activities and reduce facility requirements.  As a result, approximately $6.4 million of costs were recorded as part of the liabilities assumed in the ARC acquisition in October 2004. The restructuring charge consisted of costs of vacating duplicative leased facilities of ARC and severance costs associated with exiting activities.  These costs are accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire ARC. As of July 5, 2008 the remaining balance of the restructuring liability was $1.66 million.

As of July 5, 2008, the restructuring and severance charge accrual, consisted of the following:

(in thousands)	Total
Liability balance at January 5, 2008	$2,734
Cash payments and write offs	(1,029)
Charges accrued	581
Liability balance at April 5, 2008	$2,286
Cash payments and write offs	(601)
Charges accrued	308
Liability balance at July 5, 2008	$1,993

10.	Income Taxes

For the three and six months ended July 5, 2008, the Company had no income tax expense or income tax benefit. For the three and six months ended July 5, 2008, the Company decreased its tax valuation allowance by $647 thousand and increased its tax valuation allowance by $931 thousand, respectively, for a total allowance of $15.9 million at July 5, 2008. The tax valuation allowance is due to the future uncertainty of the Company’s ability to utilize its deferred tax assets.  For the three and six months ended July 5, 2008, these adjustments to the tax valuation allowance offset what would have been an income tax expense and benefit, respectively.  The effective income tax rate would have been 43.4% for the three month period and 34.3% for the six month period, prior to the recording of the tax valuation reserve.  The effective income tax rate for the three and six months ended July 5, 2007 was 35.4% and 42.5%, respectively.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of July 5, 2008 there have been no material changes in the Company’s uncertain tax positions disclosures as provided in note 8 of the 2007 Annual Report on Form 10-K.

The Company includes interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.  As of July 5, 2008, the Company had accrued $270 thousand for payment of such interest.

The Company and its subsidiaries file income tax returns in various tax jurisdictions, including the United States and several U.S. states. The Company has substantially concluded all U.S. Federal and State income tax matters for years up to and including 2003.

11.	Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.  The Company is aligned into functional lines: Sales, Service Operations, Finance and Administrative.  Management and the board of directors review operating results on a consolidated basis.  As a result, the Company has one operating segment and the Company reports one reportable segment. The following is a summary of the two major components of service revenue as viewed by the chief decision makers of the Company.

(in thousands)

Service Revenue:	For the Three Months Ended July 5,
	2008	2007
Technical Staffing Services	$31,560	$18,899
Infrastructure Services	30,755	27,763
Total Service Revenue	62,315	$46,662

Service Revenue:	For the Six Months Ended July 5,
	2008	2007
Technical Staffing Services	$64,064	$39,372
Infrastructure Services	$61,943	$57,073
Total Service Revenue	$126,007	$96,445

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

       Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of net product and service revenues:

(in thousands)	Net Product and Service Revenues				Net Product and Service Revenues

	For the Three Months Ended July 5,				For the Six Months Ended July 5,
	2008	% of Revenues	2007	% of Revenues	2008	% of Revenues	2007	% of Revenues

Net revenues:
Product	$92,678	59.8%	$91,599	66.3%	$174,155	58.0%	$183,809	65.6%
Service	62,315	40.2%	46,662	33.7%	126,007	42.0%	96,445	34.4%
Total net revenues	154,993	100.0%	138,261	100.0%	300,162	100.0%	280,254	100.0%

Gross profit
Product	9,189	5.9%	7,319	5.3%	17,168	5.7%	15,249	5.4%
Service	10,108	6.5%	8,289	6.0%	17,378	5.8%	17,600	6.3%
Total gross profit	19,297	12.4%	15,608	11.3%	34,546	11.5%	32,849	11.7%

Gross profit %
Product %	9.9%		8.0%		9.9%		8.3%
Service %	16.2%		17.8%		13.8%		18.2%

Operating expenses:
Selling, general and administrative	16,512	10.7%	15,870	11.5%	34,677	11.6%	29,149	10.4%
Depreciation and amortization	1,218	0.8%	1,149	0.8%	2,434	0.8%	2,269	0.8%
Total operating expenses	17,730	11.5%	17,019	12.3%	37,111	12.4%	31,418	11.2%

Income (loss) from operations	1,567	0.9%	(1,411)	-1.0%	(2,565)	-0.9%	1,431	0.5%

Interest income	42	0.0%	220	0.2%	127	0.0%	530	0.2%
Interest expense	(119)	-0.1%	(130)	-0.1%	(274)	-0.1%	(269)	-0.1%
Net interest income (expense)	(77)	-0.1%	90	0.1%	(147)	-0.1%	261	0.1%

Income (loss) before income tax	1,490	1.0%	(1,321)	-1.0%	(2,712)	-0.9%	1,692	0.6%
Income tax expense	-	-	(468)	-0.4%	-	-	719	0.3%

Net income (loss)	$1,490	1.0%	$(853)	-0.6%	$(2,712)	-0.9%	$973	0.3%

See Note 1 to the Consolidated Financial Statements herein for descriptions of reclassifications to financial statements for the three and six months ended July 5, 2007 in order to conform to the current year presentation.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2008 versus Second Quarter 2007

Total Net Revenues: Total net revenues increased $16.7 million or 12.1% in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007.  For the second quarters of fiscal 2008 and fiscal 2007, the net revenues were $155.0 million and $138.3 million, respectively.

Product revenue was $92.7 million and $91.6 million, respectively, for the second quarters of fiscal 2008 and fiscal 2007. Product revenue increased $1.1 million, an increase of 1.2% in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007.  This increase was due primarily to growth in our state, local and education customers and also in our commercial healthcare, retail and financial services accounts offset by continued delays in product deployment.

Service revenue was $62.3 million in the second quarter of fiscal 2008 compared to $46.7 million in the second quarter of fiscal 2007, an increase of $15.6 million or 33.5% from fiscal 2007. The Company groups services revenue into Technical Staffing and Infrastructure Services. Technical Staffing Services support clients’ project requirements, ensures regulatory and customer compliance requirements and promotes success of the staffing projects.  Infrastructure Services help clients optimize the various elements of distributed computing environments.  Encompassing the complete IT lifecycle, these services include desktop and mobile computing, server and network environments.

Technical Staffing revenue was $31.6 million and accounted for approximately 50.6% of total service revenues in the second quarter of fiscal 2008, compared to $18.9 million and 40.5% for the second quarter of fiscal 2007.  This increase is primarily the result of recognizing revenue for the gross billings on subcontractor personnel which historically have been recorded as fee based services in our vendor management business.  Overall, volume in our staffing business was relatively consistent.

We anticipate technical staffing revenue to decrease in subsequent quarters as a result of the announcement made in June 2008 that we elected to not renew a technical staffing services contract with a major customer because the terms they required meant this business would not be profitable for our company.

Infrastructure Service revenue was $30.7 million and $27.8 million, respectively, for the second quarter of fiscal 2008 and 2007. Infrastructure Service revenues were approximately 49.4% of total service revenues in the second quarter of fiscal 2008, compared to 59.5% for the second quarter of fiscal 2007.  The increase in revenue is primarily the result of new service engagements started at the beginning of 2008.

Gross Profit:  Gross profit was $19.3 million in the second quarter of fiscal 2008, compared to $15.6 million in the second quarter of 2007. Gross profit, as a percentage of revenue, was 12.4% in second quarter of fiscal 2008, compared to 11.3% in the second quarter of fiscal 2007.

Product gross profit was $9.2 million for the second quarter of fiscal 2008, compared to $7.3 million for the same period of fiscal 2007. Product gross profit as a percentage of product revenue increased to 9.9% in the second quarter of fiscal 2008, compared to 8.0% for the same period of fiscal 2007. The increase in product gross margin is due primarily to margin improvements as a result of increased rebates from improved tracking of OEM partner promotional initiatives and targeting more profitable growth segments such as networking, server, storage and peripherals.

Service gross profit was $10.1 million for the second quarter of fiscal 2008, compared to $8.3 million in the second quarter of fiscal 2007.  Service gross profit as a percentage of service revenue decreased to 16.2% in the second quarter of fiscal 2008, compared to 17.8% for the same period of fiscal 2007.

Gross profit from Technical Staffing Services was $3.6 million for the second quarter of fiscal 2008, compared to $3.2 million for the second quarter of fiscal 2007.  This increase of $0.4 million is primarily due to increased use of higher-margin Pomeroy employees on staffing projects. Gross profit as a percentage of technical staffing revenues decreased to 11.5% in the second quarter of fiscal 2008 from 17.1% in the second quarter of fiscal 2007.  This decrease in gross margin is primarily the result of recognizing revenue at very low incremental margin for billings on subcontractor personnel which historically have been recorded as fee based services in our vendor management business.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit from Infrastructure Services was $6.5 million for the second quarter of fiscal 2008 compared to $5.1 million for the second quarter of fiscal 2007.  Gross profit as a percentage of infrastructure service revenues increased to 21.1% in the second quarter of fiscal 2008 from 18.2% in the second quarter of fiscal 2007.  This increase in gross profit and margin is primarily a result of driving higher utilization of personnel, reduction of work force and as a result of renegotiation and termination of unprofitable contracts.

Operating Expenses

Total operating expenses were $17.7 million in the second quarter of 2008, compared to $17.0 million in the second quarter of 2007, an increase of $0.7 million.  This increase is primarily driven by an increase of $1.0 million in personnel-related expenditures, and related general and administrative expenses, to support our product and service businesses and investments to improve customer, vendor and back office support functions; severance charges of $0.3 million; offset by a decrease of $0.6 million related to professional and outside service provider fees.

Operating expenses as a percentage of revenue were 11.5% for the second quarter of fiscal 2008 compared to 12.3% for the second quarter of fiscal 2007.

Income (Loss) from Operations

Income from operations was $1.6 million in the second quarter of 2008, as compared to a loss of $1.4 million for the same period of 2007. This increase is a result of the increase in gross profit offset by the increase in operating expenses in the second quarter of 2008, as described above.

Net Interest Income (Expense)

Net interest expense was $77 thousand during the second quarter of 2008 as compared to income of $90 thousand during the second quarter of 2007. During the second quarter of 2008, the Company had amounts outstanding under its credit facility due to the timing of payments of accounts payables and payroll and collections of receivables.

Income Tax

For the second quarter of 2008, the Company had no income tax expense or income tax benefit. During the second quarter of fiscal 2008, the Company decreased its tax valuation allowance by $0.6 million for a total allowance of $15.9 million at July 5, 2008. The tax valuation allowance results from the future uncertainty of the Company’s ability to utilize its deferred tax assets.  For the second quarter of fiscal 2008, the $0.6 million decrease in tax valuation reserve offset what would have been an income tax expense; the effective income tax rate would have been 43.4% prior to recording the tax valuation reserve.  The effective income tax rate for the second quarter of fiscal 2007 was 35.4%.

Net Income (Loss)

Net income was $1.5 million in the second quarter of 2008 as compared to a net loss of $0.9 million in the second quarter of 2007, resulting from the factors described above.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

July 5, 2008 YTD versus July 5, 2007 YTD

Total Net Revenues: Total net revenues increased $19.9 million or 7.1% in the first six months of fiscal 2008 as compared to the same period of fiscal 2007.  For the first six months of fiscal 2008 and fiscal 2007, the net revenues were $300.2 million and $280.3 million, respectively.

Product revenue was $174.2 million and $183.8 million, respectively, for the first six months of fiscal 2008 and fiscal 2007. Product revenue decreased $9.6 million, a decrease of 5.3% in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007.  This decrease was due primarily to continued delays of product deployments.

Service revenue was $126.0 million in the first six months of fiscal 2008 compared to $96.4 million in the first six months of fiscal 2007, an increase of $29.6 million or 30.7% from fiscal 2007. The Company groups services revenue into Technical Staffing and Infrastructure Services. Technical Staffing Services support clients’ project requirements, ensures regulatory and customer compliance requirements and promotes success of the staffing projects.  Infrastructure Services help clients optimize the various elements of distributed computing environments.  Encompassing the complete IT lifecycle, these services include desktop and mobile computing, server and network environments.

Technical Staffing revenue was $64.1 million and accounted for approximately 50.8% of total service revenues in the first six months of fiscal 2008, compared to $39.3 million and 40.8% for the first six months of fiscal 2007.  This increase is primarily the result of recognizing revenue for the gross billings on subcontractor personnel which historically have been recorded as fee based services in our vendor management business.

We anticipate technical staffing revenue to decrease in subsequent quarters as a result of the announcement made in June 2008 that we elected to not renew a technical staffing services contract with a major customer because the terms they required meant this business would not be profitable for our company.

Infrastructure Service revenue was $61.9 million and $57.1 million, respectively, for the first six months of fiscal 2008 and 2007. Infrastructure Service revenues were approximately 49.2% of total service revenues in the first six months of fiscal 2008, compared to 59.2% for the first six months of fiscal 2007.  The increase in revenue is primarily the result of new service engagements started at the beginning of 2008.

Gross Profit:  Gross profit was $34.5 million in the first six months of fiscal 2008, compared to $32.8 million in the first six months of 2007. Gross profit, as a percentage of revenue, was 11.5% in the first six months of fiscal 2008, compared to 11.7% in the first six months of fiscal 2007.

Product gross profit was $17.2 million for the first six months of fiscal 2008, compared to $15.2 million for the same period of fiscal 2007. Product gross profit as a percentage of product revenue increased to 9.9% in the first six months of fiscal 2008, compared to 8.3% for the same period of fiscal 2007. The increase in product gross margin is due primarily to margin improvements as a result of the increased rebates from improved tracking of OEM partner promotional initiatives and targeting more profitable growth segments such as networking, server, storage and peripherals.

Service gross profit was $17.4 million for the first six months of fiscal 2008, compared to $17.6 million in the first six months of fiscal 2007 for a decline in service gross profit of $0.2 million. Service gross profit as a percentage of service revenue decreased to 13.8% in the first six months of fiscal 2008, compared to 18.2% for the same period of fiscal 2007.

Gross profit from Technical Staffing Services was $6.2 million for the first six months of fiscal 2008, compared to $6.7 million for the first six months of fiscal 2007.  Gross profit as a percentage of technical staffing revenues decreased to 9.7% in the first six months of fiscal 2008 from 17.1% in the first six months of fiscal 2007.  This decrease in gross margin is primarily the result of recognizing revenue at very low incremental margin for billings on subcontractor personnel which historically have been recorded as fee based services in our vendor management business.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit from Infrastructure Services was $11.2 million for the first six months of fiscal 2008 compared to $10.9 million for the first six months of fiscal 2007 due to the increase in revenue related to new service engagements started at the beginning of 2008.  Gross profit as a percentage of infrastructure service revenues decreased to 18.0% in the first six months of fiscal 2008 from 19.0% in the first six months of fiscal 2007.  This decrease in gross profit margin is primarily the result of unprofitable customer contracts during the first quarter that were exited during the second quarter and reduced utilization and productivity of infrastructure services technical resources in the first quarter of 2008.

Operating Expenses

Total operating expenses were $37.1 million in the first six months of 2008, compared to $31.4 million in the first six months of 2007, an increase of $5.7 million.  This increase is primarily driven by an increase of $0.9 million in sales and marketing costs, primarily related to increased commissions relating to improved product margins; an increase of $2.5 million in personnel-related expenditures, and related general and administrative expenses, to support our product and service businesses and investments to improve customer, vendor and back office support functions; a net charge of approximately $0.9 million to reserve against the collection  of amounts incorrectly billed  by subcontractors in our technical staffing business for years 2005 and 2006, as a result of an audit by our largest staffing customer; an increase related to severance charges of $0.9 million; an increase of $0.3 million for start up expenses related to new engagements; and an increase of $0.2 million related to costs for the retirement of directors.

Operating expenses as a percentage of revenue were 12.4% for the first six months of fiscal 2008 compared to 11.2% for the first six months of fiscal 2007.

Income (Loss) from Operations

Loss from operations was $2.6 million in the first six months of 2008, as compared to income of $1.4 million for the same period of 2007. This decrease is primarily the result of an increase in operating expenses for the first six months of fiscal 2008, as described above.

Net Interest Income (Expense)

Net interest expense was $147 thousand during the first six months of 2008 as compared to income of $261 thousand during the first six months of 2007. During the first six months of 2008, the Company had amounts outstanding under its credit facility due to the timing of payments of accounts payables and payroll and collections of receivables.

Income Tax

For the first six months of 2008, the Company had no income tax expense or income tax benefit. During the first six months of fiscal 2008, the Company increased its tax valuation allowance by $931 thousand for a total allowance of $15.9 million at July 5, 2008. The tax valuation allowance results from the future uncertainty of the Company’s ability to utilize its deferred tax assets.  For the first six months of fiscal 2008, the $931 thousand increase in tax valuation reserve offset what would have been an income tax benefit; the effective income tax rate would have been 34.3% prior to recording the tax valuation reserve.  The effective income tax rate for the first six months of fiscal 2007 was 42.5%.

Net Income (Loss)

Net loss was $2.7 million in the first six months of 2008 as compared to net income of $1.0 million in the first six months of 2007, resulting from the factors described above.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operating activities was $0.4 million for the first six months of 2008. Cash used in investing activities was $2.4 million, which included $2.4 million for capital expenditures.  Cash used in financing activities was $2.1 million, which includes $2.3 million for the purchase of treasury stock, offset by $0.2 million for the issuance of common shares.

The amount of cash derived from or used by operating activities will vary based on a number of business factors which may change from time to time, including terms of available financing from vendors, downturns in the Company’s business and/or downturns in the businesses of the Company’s customers.  However, a growth or decline in services revenue in conjunction with a change in the proportion of services revenue to total revenue is an underlying driver of operating cash flow during the period of growth because a majority of the Company’s service revenue is generated based upon the billings of the Company’s technicians.  The cash outlay for these labor/payroll costs is incurred bi-weekly with each pay period.  The invoicing for the service is generated on various billing cycles as dictated by the customers, and the respective cash inflow typically follows within 30 to 60 days of invoice date, which may be as long as 60 to 120 days from the time the services are performed.   This differs from product revenue in that the time period between the time that the Company incurs the cost to purchase the products and collects the revenue from its customer is typically shorter, usually from 0 to 60 days, and the Company primarily orders inventory for a particular customer rather than stocking large amounts of inventory.  If an increase in service revenue occurs, it may result in a significant decrease in cash flows from operating activities during periods of significant growth or periods of excess technical capacity.  In addition, certain services, primarily outsourcing contracts for the Company’s Life Cycle Services, require that the Company maintain a specific parts inventory for servicing the customer; thus, an increase or decrease in the type of services provided can impact inventory levels and operating cash flows.  The Company’s largest services contract for the provision of staffing services expired on June 30, 2008 and the contract is not being renewed as the Company did not feel it was financially prudent to do so under the conditions required by the customer.  The expiration of this contract is expected to free up approximately $15 million in annualized working capital for use in more profitable aspects of the business.

Cash flows generated by operating activities in first six months of 2008 was $0.4 million, compared to cash flows used by operating activities of $0.5 million, for the same period of 2007.  Increases in stock-based compensation expense, timing of payments on accounts payables and changes in other current assets, primarily resulting from income tax refunds received, accounted for $1.0 million, $5.2 million and $3.1 million, respectively, of the increase in the operating cash flow for the first six months of fiscal 2008, compared to the same period of fiscal 2007.  This was largely offset by a $3.7 million reduction in net income for this period, and changes in accounts receivable and other working capital accounts accounted for decreases in operating cash flow of $2.4 million and $2.5 million, respectively.

The Company has a Syndicated Credit Facility Agreement with GE Commercial Distribution Finance, which became effective June 25, 2004 (the “Credit Facility”) and was scheduled to expire on June 25, 2008.   The Credit Facility, which has been the subject of subsequent modifications, was originally comprised of seven participating lenders, with GE Commercial Distribution Finance (“GECDF”) designated as the “agent” for the lenders.   The Credit Facility provides for a floor plan loan facility and a revolving loan commitment, both of which are collateralized primarily by the Company’s accounts receivable.  The Credit Facility also provides for a letter of credit facility.  The funds available for borrowing by the Company under the Credit Facility are reduced by an amount equal to outstanding advances made to the Company to finance inventory under the floor plan loan facility and the aggregate amount of letters of credit outstanding at any given time.

Effective April 15, 2008, the Credit Facility was amended.  The primary changes made to the Credit Facility by the  amendment were as follows:  (i)  decrease in the total Credit Facility from $100 million to $68.7 million with a maximum of $68.7 million (previously $80.0 million) available under the floor plan loan facility and the revolving loan, both of which are collateralized primarily by the Company’s accounts receivable up to a maximum of $68.7 million (previously $80 Million); (ii) memorialize the departure of certain lenders from the Credit Facility and the assignment of their respective commitments under the Credit Facility to the remaining lenders, GECDF and National City Bank, and (iii) revise the tangible net worth covenant on the last day of each fiscal quarter to  be no less than  $70 million (previously $85.4 million).

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

Effective June 25, 2008, the Credit Facility was further amended.  The primary provisions of this amendment are as follows:  (i) to extend the termination date under the revolving loan commitment from June 25, 2008 to June 25, 2009; (ii) to increase the total credit facility back to $80.0 million from $68.7 million, with a maximum of $80.0 million (previously $68.7 million) for inventory financing and the revolving loan, and to revise the participating lenders so that GECDF is the sole lender and will extend 100% of the credit; (iii) to revise the tangible net worth covenant on the last day of each fiscal quarter to be no less than $65 million for the quarters ending July 5, 2008 and October 5, 2008 (previously $70 million) and no less than $70 million for the quarter ending January 5, 2009; (iv) to specify a minimum fixed charge coverage ratio (as defined in the agreement) of 1.25 to 1.00 for the quarters ending October 5, 2008 and January 5, 2009 and 1.50 to 1.00 for the quarter ending April 5, 2009, (v) to specify a maximum total funded indebtedness to EBITDA (as defined in the agreement) of 2.75 to 1.00 for the quarters ending October 5, 2008, January 5, 2009 and April 5, 2009, and (vi) to provide for a termination fee of up to $250 thousand to be paid by the Company in the event the Company terminates the agreement prior to the maturity date of the revolving loan commitment.

A significant part of the Company’s inventory is financed under the floor plan loan facility provided under the Credit Facility.  In addition, the Company also finances certain inventory under a separate line of credit with IBM Credit Corporation (“ICC”).  At July 5, 2008, the Company’s aggregate line of credit for financing inventory totaled $88.0 million, including $80.0 million under the Credit Facility and $8.0 million with ICC.   Borrowings under the Credit Facility floor plan loan facility are made on 30 day notes. Borrowings under the ICC floor plan arrangement are made on 15 day notes. All such borrowings by the Company are secured by the related inventory. Financing on substantially all the advances made under either of these floor plan arrangements is interest free. The Company classifies amounts outstanding under the Credit Facility and ICC floor plan arrangements as accounts payable.

As of July 5, 2008 and January 5, 2008, there was no balance outstanding under the Credit Facility.  At July 5, 2008 and January 5, 2008 the amounts available under the Credit Facility were $68.6 million and $56.7 million, respectively.  Interest on outstanding borrowings under the Credit Facility is payable monthly based on the LIBOR rate and a pricing grid.  As of July 5, 2008 and January 5, 2008, the adjusted LIBOR rate was 5.46% and 7.57% respectively.

The payment of dividends is limited to $10 million through June 25, 2009 pursuant to the amended Credit Facility. However, the ability to pay such dividends is contingent upon maintaining minimum levels of availability, as defined in the agreement. The Company has no plans to pay cash dividends in the foreseeable future.

For the fiscal quarter ended July 5, 2008, the Company was in compliance with its financial covenants.  At January 5, 2008, the Company was in violation of its financial covenants; the Company requested and received a waiver.

The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company’s capital requirements for the next twelve months.

The Company elected to purchase a new ERP software system in October 2007.  It is anticipated that the ultimate cost of the system will range from $7.0 million to $8.0 million, depending upon final specifications.  Through July 5, 2008, the Company has spent $2.5 million, of which $1.5 million was incurred in the first six months of fiscal 2008.  The Company began designing the ERP software system in fiscal 2007, but temporarily suspended design and development activities during the quarter ended July 5, 2008.  The project is scheduled to restart during the fourth quarter of fiscal 2008, with initial deployments anticipated in 2009.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 3, 2007, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock. Pomeroy suspended this stock repurchase program on June 3, 2008.  Prior to the suspension, a total of 497,572 shares of the Company’s common stock, with an aggregate cost of $3.2 million, had been repurchased under this program.  The acquired shares will be held in treasury or cancelled.  This stock redemption program was initially approved to remain in place through December 5, 2008, or the date on which $5 million in repurchases was completed, whichever came first.  In addition, the Board adopted a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock pursuant to the stock repurchase program.  Rule 10b5-1 allowed the Company to purchase its shares at times when the Company would not ordinarily be in the market because of the Company’s trading policies or the possession of material non-public information.  129,780 and 360,722 shares were repurchased during the respective three month and six month periods ended July 5, 2008.  In addition during the first six months of fiscal 2008, the Company purchased 8,416 shares withheld at the election of certain holders of restricted stock, from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stock holders.

During the first six months of fiscal 2007, the Company repurchased 47,400 shares of common stock at a total cost of $403 thousand under its share repurchase program that expired October 31, 2007.

Item 3-Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risk primarily through its credit facility with GECDF.  The Company did not experience a material impact from interest rate risk for the first six months of fiscal 2008.

Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

Item 4-Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures over financial reporting designed to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that such disclosure controls and procedures were effective, as of July 5, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1-Legal Proceedings

On April 9, 2008, we filed a report on Form 8-K reporting that our Board of Directors received a letter from David B. Pomeroy, II, a director of the Company and its largest stockholder, proposing to acquire, with Charlesbank Equity Fund VI, LP, all of the outstanding common stock of the Company not owned by him for a price of $7.05 per share and that the non-binding indication of interest was referred to a Special Committee for review and consideration.    On May 9, 2008, we reported that a purported class action complaint was filed on May 6, 2008 in the Commonwealth of Kentucky Boone Circuit Court against the Company, each of its directors and two executive officers.  Charlesbank Equity Fund VI Limited Partnership and Charlesbank Capital Partners LLC were also named as defendants in the lawsuit.  Shortly thereafter, on May 21, 2008, Charlesbank Equity Fund VI notified us in writing of its withdrawal from the proposed acquisition of the Company.

On May 22, 2008, we filed a report on Form 8-K reporting that our Board of Directors received a letter from Mr. Pomeroy concerning his formation of a new agreement with another financial partner, ComVest Investment Partners III LP, for the purpose of submitting a joint proposal to acquire all of the outstanding common stock for the Company not owned by Mr. Pomeroy for a price of $6.00 per share.  Incident to the change in Mr. Pomeroy’s financial partners, counsel for the Plaintiff, Kenneth Hanninen, an alleged Pomeroy shareholder, who brought the action on behalf of himself and all others similarly situated, filed a First Amended and Restated Class Action Complaint with the Boone Circuit Court.  The allegations in the First Amended and Restated Complaint, which are substantially the same as those made in the original complaint, are, among other things, that the directors and officers of the Company are in breach of their fiduciary duties to shareholders in connection with the offer letter that the Company received from Mr. Pomeroy.  The First Amended and Restated Class Action Complaint seeks, among other things, injunctive relief to enjoin the Company, its directors and named executive officers from consummating the acquisition proposed by Mr. Pomeroy and ComVest Investment Partners III LP, along with attorneys’ fees and costs.

The Company believes that the allegations in the First Amended and Restated Class Action Complaint are without merit and intends to vigorously defend the Company and its directors and officers in this matter.

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

On December 3, 2007, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock as announced on December 6, 2007. Pomeroy suspended this stock repurchase program on June 3, 2008.  Prior to the suspension, a total of 497,572 shares of the Company’s common stock, with an aggregate cost of $3.2 million, had been repurchased under this program.  The acquired shares will be held in treasury or cancelled.  This stock redemption program was initially approved to remain in place through December 5, 2008, or the date on which $5 million in repurchases was completed, whichever came first.  In addition, the Board adopted a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock pursuant to the stock repurchase program.  Rule 10b5-1 allowed the Company to purchase its shares at times when the Company would not ordinarily be in the market because of the Company’s trading policies or the possession of material non-public information.  In addition during the first six months of fiscal 2008, the Company purchased 8,416 shares withheld at the election of certain holders of restricted stock, from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stock holders.

The following table contains information for shares repurchased under this program:

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plan (1)	The maximum amount that may yet be purchased under the plan (1) ($) (thousands)

December 6, 2007 - January 5, 2008	145,266	$6.78	145,266	$4,015

January 6, 2008 - February 5, 2008	113,740	$6.36	113,740	$3,291

February 6, 2008 - March 5, 2008	57,734	$6.67	57,734	$2,906

March 6, 2008 - April 5, 2008	51,052	$5.83	51,052	$2,609

April 6, 2008 - May 5, 2008	79,781	$6.12	79,781	$2,121

May 6, 2008 - June 5, 2008	49,999	$6.04	49,999	$1,819

	497,572	$6.41	497,572	$1,819

(1) All share repurchases were made under the share repurchase program described above which was terminated on June 3, 2008.

Item 3-Defaults Upon Senior Securities

None

PART II - OTHER INFORMATION

Item 4-Submission of Matters to a Vote of Security Holders

The Company’s 2008 Annual Meeting of Shareholders (the "Annual Meeting") was held on May 29, 2008.  Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act.

In connection with the May 29, 2008 annual meeting of the Company’s stockholders, Computershare Investor Services received executed proxies from stockholders of record as of the close of business on April 24, 2008.  The total number of issued and outstanding shares as of the record date was 12,720,079 shares, each one vote per share.

The following individuals were elected to serve as directors:

Directors	For	Withheld
David G. Boucher	8,433,400	3,150,457
Keith R. Coogan	10,075,743	1,508,114
Ronald E. Krieg	10,063,776	1,520,081
David B. Pomeroy, II	9,452,129	2,131,728
Richard S. Press	10,058,801	1,525,056
Michael A. Ruffolo	10,058,351	1,525,506
Jonathan Starr	10,051,071	1,532,786
Debra E. Tibey	8,434,025	3,149,832

These eight directors that were nominated to the Company’s Board of Directors will serve until the 2009 Annual Meeting of Shareholders.

Of the proxies referred to above, the following numbers of shares were voted as indicated regarding approving the Amendments to the Company’s 2002 Amended and Restated Outside Directors’ Stock Incentive Plan:

For	7,571,148
Against	2,047,415
Non-Votes	1,888,830
Abstain	76,464

Of the proxies referred to above, the following numbers of shares were voted as indicated regarding approving the ratification of appointment of BDO Seidman, LLP as independent registered public accounting firm:

For	11,078,107
Against	498,539
Non-Votes	-
Abstain	7,211

Item 5-Other Information

(a)	Information Required to be Disclosed on Form 8-K that has not been reported.

None.

(b)	Material Changes to the Procedures by Which Shareholders May Recommend Nominees to the Board of Directors.

None.

PART II - OTHER INFORMATION

(c)	Other Information

(1)
As of July 3, 2008 (the last business day of the second quarter), the Company calculated its public float in accordance with SEC Rule 12b-2 and determined that, beginning with the Company’s annual report on Form 10-K for the fiscal year ended January 5, 2009, the Company’s filing status will change from an accelerated filer to a non-accelerated filer.  In addition, the Company’s reporting status will change to a smaller reporting company.

(2)
In the Company’s 10K for fiscal 2007, the historical financial statements were revised to reclassify revenue and cost related to the sale of third party manufacture warranty and service agreements.  For fiscal 2008, the Company has reclassified amounts previously included in operating expenses.  Note 1 to the Consolidated Financial Statements herein provides the three and six months ended July 5, 2007, as previously reported and after the reclassifications.  Below are the third and fourth quarters of fiscal 2007 and the fiscal 2007 year, as previously reported in the Company’s 10K for 2007 and after the reclassifications to conform to the fiscal 2008 presentation.

(in thousands)

	Third Quarter of Fiscal 2007			Fourth Quarter of Fiscal 2007

	As Previously Reported	As Restated		As Previously Reported	As Restated
Net revenues	$144,392	$144,392	Net revenues	$162,261	$162,261
Cost of revenues	123,662	129,637	Cost of revenues	144,731	152,155
Gross profit	20,730	14,755	Gross profit	17,530	10,106

Operating expenses	124,265	118,290	Operating expenses	26,691	19,267

Loss from operations	(103,535)	(103,535)	Loss from operations	(9,161)	(9,161)

Net Interest - income	70	70	Net Interest - income	119	119

Income taxes benefit	(11,671)	(11,671)	Income taxes	12,369	12,369

Net loss	$(91,794)	$(91,794)	Net loss	$(21,411)	$(21,411)

	2007 Fiscal Year

	As Previously Reported	As Restated
Net revenues	$586,907	$586,907
Cost of revenues	502,922	529,197
Gross profit	83,985	57,710

Operating expenses	195,251	168,976

Loss from operations	(111,266)	(111,266)

Net Interest - income	451	451

Income taxes	1,418	1,418

Net loss	$(112,233)	$(112,233)

PART II - OTHER INFORMATION

Item 6-Exhibits

(a)	Exhibits

10.1	Amendment No. 6 to Amended and Restated Credit Facilities Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K Report filed on June 26, 2008).

11.1	Statement regarding computation of per share earnings (See Note 2 of Notes to Consolidated Financial Statements in the Company’s Form 10K for fiscal 2007, filed on March 26, 2008).

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Section 906 CEO Certification

32.2	Section 906 CFO Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POMEROY IT SOLUTIONS, INC.
(Registrant)

Date: August 8, 2008	By: /s/ Craig J. Propst

Craig J. Propst
Vice President, Treasurer and Interim Chief
Financial Officer