Form 10-Q
period 2008-10-05
POMEROY IT SOLUTIONS INC
filed 2008-11-07
CIK 883979

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2008

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐  NO  ☒

The number of shares of common stock outstanding as of November 6, 2008 was 12,009,478.

POMEROY IT SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANACIAL STATEMENTS

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)
	October 5, 2008	January 5, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$17,286	$13,282
Certificates of deposit	1,133	1,113

Accounts receivable:
Trade, less allowance of $3,290 and $3,522, respectively	121,131	140,167
Vendor, less allowance of $1,157 and $562, respectively	2,188	11,352
Net investment in leases	100	756
Other	911	1,288
Total receivables	124,330	153,563

Inventories	9,436	15,811
Other	6,540	10,196
Total current assets	158,725	193,965

Equipment and leasehold improvements:
Furniture, fixtures and equipment	16,492	15,180
Leasehold Improvements	5,055	7,262
Total	21,547	22,442

Less accumulated depreciation	12,045	12,645
Net equipment and leasehold improvements	9,502	9,797

Intangible assets, net	1,596	2,017
Other assets	661	805
Total assets	$170,484	$206,584

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)
	October 5, 2008	January 5, 2008
LIABILITIES AND EQUITY

Current Liabilities:
Floor plan financing	$13,891	$26,328
Accounts payable - trade	41,799	57,016
Deferred revenue	1,982	1,949
Employee compensation and benefits	6,367	10,248
Accrued facility closing cost and severance	1,497	1,678
Other current liabilities	13,163	15,542
Total current liabilities	78,699	112,761

Accrued facility closing cost and severance	-	1,056

Equity:
Preferred stock, $.01 par value; authorized 2,000 shares, (no shares issued or outstanding)	-	-
Common stock, $.01 par value; authorized 20,000 shares, (13,693 and 13,513 shares issued, respectively)	142	140
Paid in capital	93,553	91,399
Accumulated other comprehensive income	25	20
Retained earnings	13,307	14,200
	107,027	105,759
Less treasury stock, at cost (1,683 and 1,323 shares, respectively)	15,242	12,992
Total equity	91,785	92,767
Total liabilities and equity	$170,484	$206,584

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(in thousands, except per share data)	Three Months Ended
	October 5, 2008	October 5, 2007

Net revenues:
Product	$87,401	$96,495
Service	57,806	47,897
Total net revenues	145,207	144,392

Cost of revenues:
Product	78,878	87,349
Service	48,066	42,113
Total cost of revenues	126,944	129,462

Gross profit	18,263	14,930

Operating expenses:
Selling, general and administrative	15,390	18,609
Depreciation and amortization	830	1,367
Goodwill impairment	-	98,314
Total operating expenses	16,220	118,290

Income (loss) from operations	2,043	(103,360)

Interest income	47	169
Interest expense	(272)	(274)
Net interest expense	(225)	(105)

Income (loss) before income tax	1,818	(103,465)
Income tax expense (benefit)	-	(11,671)
Net income (loss)	$1,818	$(91,794)

Weighted average shares outstanding:
Basic	11,994	12,335
Diluted (1)	12,217	12,335

Earnings (loss) per common share:
Basic	$0.15	$(7.44)
Diluted (1)	$0.15	$(7.44)

(1) Dilutive loss per common share for the 3 months ended October 5, 2007 would have been anti-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options and unearned restricted shares.

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(in thousands)	Three Months Ended
	October 5,	October 5,
	2008	2007

Net income (loss)	$1,818	(91,794)

Other comprehensive income:
Foreign currency translation adjustment	(14)	3

Comprehensive income (loss)	$1,804	(91,791)

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(in thousands, except per share data)	Nine Months Ended
	October 5, 2008	October 5, 2007

Net revenues:
Product	$261,556	$280,304
Service	183,813	144,342
Total net revenues	445,369	424,646

Cost of revenues:
Product	235,542	255,624
Service	156,695	120,958
Total cost of revenues	392,237	376,582

Gross profit	53,132	48,064

Operating expenses:
Selling, general and administrative	50,066	47,759
Depreciation and amortization	3,265	3,636
Goodwill impairment	-	98,314
Total operating expenses	53,331	149,709

Loss from operations	(199)	(101,645)

Interest income	174	700
Interest expense	(869)	(828)
Net interest expense	(695)	(128)

Loss before income tax	(894)	(101,773)
Income tax expense (benefit)	-	(10,952)
Net loss	$(894)	$(90,821)

Weighted average shares outstanding:
Basic	12,016	12,338
Diluted (1)	12,016	12,338

Earnings (loss) per common share:
Basic	$(0.07)	$(7.36)
Diluted (1)	$(0.07)	$(7.36)

(1) Dilutive loss per common share for the nine months ended October 5, 2008 and 2007 would have been anti-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options and unearned restricted shares.

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(in thousands)	Nine Months Ended
	October 5, 2008	October 5, 2007

Net loss	(894)	(90,821)

Other comprehensive income (loss):
Foreign currency translation adjustment	5	(75)

Comprehensive income (loss)	(889)	(90,896)

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Nine Months Ended
Cash Flows from (used in) Operating Activities:	October 5, 2008	October 5, 2007
Net loss	(894)	(90,821)
Adjustments to reconcile net loss to net cash flows from (used in) operating activities:
Depreciation and amortization	3,345	3,929
Stock option, restricted stock compensation and employee purchase plan expense	1,842	468
Restructuring and severance	1,388	(921)
Goodwill impairment	-	98,314
Provision for doubtful accounts	900	3,063
Amortization of unearned income	(5)	(31)
Deferred income taxes	-	(9,609)
Loss on disposal of fixed assets	-	1,828
Changes in working capital accounts:
Accounts receivable	27,676	4,721
Inventories	6,375	(3,436)
Other current assets	3,657	(667)
Net investment in leases	661	808
Accounts payable trade	(15,217)	(7,291)
Deferred revenue	33	(296)
Employee compensation and benefits	(3,881)	(1,806)
Other, net	(4,857)	(4,603)
Net operating activities	21,023	(6,350)
Cash Flows used in Investing Activities:
Capital expenditures	(2,629)	(1,898)
Purchases of certificate of deposits	(21)	(27)
Net investing activities	(2,650)	(1,925)
Cash Flows from (used in) Financing Activities:
Net increase (reduction) in floor plan financing	(12,437)	512
Proceeds from exercise of stock options	-	96
Purchase of treasury stock	(2,250)	(405)
Proceeds from issuance of common shares for employee stock purchase plan	313	313
Net financing activities	(14,374)	516
Effect of exchange rate changes on cash and cash equivalents	5	(75)
Increase (decrease) in cash and cash equivalents	4,004	(7,834)
Cash and cash equivalents:
Beginning of period	13,282	13,562
End of period	$17,286	$5,728

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements of Pomeroy IT Solutions, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.   Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the three and nine month periods ended October 5, 2008 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2009.

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

During fiscal 2008, the Company determined that certain payroll costs previously classified as operating expenses related to service employees directly generating revenues. As such, these payroll costs should have been classified as cost of sales. Also, a portion of the amounts paid under our floor plan financing arrangement should have been classified as interest expense to reflect the financing nature of this transaction.  In addition, as our floor plan financing arrangement is with a third party lender and does provide us with a modest extension of the credit terms over what we might obtain directly with a supplier, we have concluded that cash flows under the floor plan financing arrangement should be classified as a financing activity in our statement of cash flows. The following information discloses the impact of these corrections on our statement of operations for the four quarters of fiscal 2007 as well as for the full fiscal years ended January 5, 2008, 2007 and 2006, and our statement of cash flows for the full fiscal years ended January 5, 2008, 2007 and 2006. These corrections did not change the Company’s reported net income (loss) or earnings (loss) per share for any of these periods.

(in thousands)	First Quarter of Fiscal 2007			Second Quarter of Fiscal 2007
	As Previously Reported	As Reported First Quarter Fiscal 2008	As Restated Third Quarter Fiscal 2008	As Previously Reported	As Reported Second Quarter Fiscal 2008	As Restated Third Quarter Fiscal 2008
Net revenues	$141,993	$141,993	$141,993	$138,261	$138,261	$138,261
Cost of revenues	118,291	124,752	124,594	116,238	122,653	122,526
Gross profit	23,702	17,241	17,399	22,023	15,608	15,735

Operating expenses	20,861	14,400	14,400	23,434	17,019	17,019

Income (loss) from operations	2,841	2,841	2,999	(1,411)	(1,411)	(1,284)

Net Interest income (expense)	172	172	14	90	90	(37)

Income taxes	1,188	1,188	1,188	(468)	(468)	(468)

Net income	$1,825	$1,825	$1,825	$(853)	$(853)	$(853)

	Third Quarter of Fiscal 2007		Fourth Quarter of Fiscal 2007		2007 Fiscal Year
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenues	$144,392	$144,392	$162,261	$162,261	$586,907	$586,907
Cost of revenues	123,662	129,462	144,731	151,981	502,922	528,563
Gross profit	20,730	14,930	17,530	10,280	83,985	58,344

Operating expenses	124,265	118,290	26,691	19,267	195,251	168,976

Loss from operations	(103,535)	(103,360)	(9,161)	(8,987)	(111,266)	(110,632)

Net Interest income (expense)	70	(105)	119	(55)	451	(183)

Income taxes benefit	(11,671)	(11,671)	12,369	12,369	1,418	1,418

Net loss	$(91,794)	$(91,794)	$(21,411)	$(21,411)	$(112,233)	$(112,233)

	2006 Fiscal Year		2005 Fiscal Year
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenues	$592,981	$592,981	$683,670	$683,670
Cost of revenues	500,945	527,823	591,940	616,440
Gross profit	92,036	65,158	91,730	67,230

Operating expenses	89,339	61,853	107,578	82,578

Income (loss) from operations	2,697	3,305	(15,848)	(15,348)

Net Interest income (expense)	(567)	(1,175)	(835)	(1,335)

Income taxes	987	987	(6,021)	(6,021)

Net income (loss)	$1,143	$1,143	$(10,662)	$(10,662)

	Impact on Cash Flow from Operating activities:			Impact on Cash Flow from Financing activities:
	2007 Fiscal Year	2006 Fiscal Year	2005 Fiscal Year	2007 Fiscal Year	2006 Fiscal Year	2005 Fiscal Year
As reported	$4,294	$30,101	$(4,428)	$(973)	$(17,285)	$(3,524)
Adjustment for correction of floor plan financing	(9,102)	(1,775)	3,943	9,102	1,775	(3,943)
Corrected Amount	$(4,808)	$28,326	$(485)	$8,129	$(15,510)	$(7,467)

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and became effective for the Company beginning with the first quarter of 2008. The Company determined there is no impact from the adoption of SFAS No. 159 on the consolidated financial statements and note disclosures.

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

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities; an amendment of FASB Statement No. 133, (SFAS No. 161). This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company determined there is no impact from the adoption of SFAS No. 161 on the consolidated financial statements and note disclosures.

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

Effective April 15, 2008, the Credit Facility was amended.  The primary changes made to the Credit Facility by this  amendment were as follows:  (i)  decrease in the total Credit Facility from $100 million to $68.7 million with a maximum of $68.7 million (previously $80.0 million) available under the floor plan loan facility and the revolving loan, both of which were collateralized primarily by the Company’s accounts receivable up to a maximum of $68.7 million (previously $80 Million); (ii) memorialize the departure of certain lenders from the Credit Facility and the assignment of their respective commitments under the Credit Facility to the remaining lenders, GECDF and National City Bank, and (iii) revise the tangible net worth covenant on the last day of each fiscal quarter to  be no less than  $70 million (previously $85.4 million).  The Credit Facility allows for either the Company or GECDF, in its capacity as agent for the lenders, to require participating lenders to assign their respective commitments under the Credit Facility to either GECDF or another participating lender.  In accordance with the amendment to the Credit Facility, GECDF extended 72.78% of the credit to the Company and National City Bank extended 27.22% of the credit to the Company.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

A significant part of the Company’s inventory is financed under the floor plan loan facility provided under the Credit Facility.  In addition, the Company also finances certain inventory under a separate line of credit with IBM Credit Corporation (“ICC”).  At October 5, 2008, the Company’s aggregate line of credit for financing inventory totaled $88.0 million, including $80.0 million under the Credit Facility and $8.0 million with ICC.   Borrowings under the Credit Facility floor plan loan facility are made on 30 day notes. Borrowings under the ICC floor plan arrangement are made on 15 day notes. All such borrowings by the Company are secured by the related inventory. Outstanding amounts under floor plan financing arrangements totaled $14.0 million and $26.3 million as of October 5, 2008 and January 5, 2008, respectively. Financing on substantially all the advances made under either of these floor plan arrangements is interest free. Interest was imputed on these borrowings at a rate of 6.0% per annum for the nine months ended October 5, 2008 and 6.0% per annum for the nine months ended October 5, 2007.   Related interest expense totaled $164 thousand and $487 thousand, respectively, for the three and nine month periods ended October 5, 2008, and totaled $175 thousand and $460 thousand, respectively, for the three and nine month periods ended October 5, 2007.

As of October 5, 2008 and January 5, 2008, there was no balance outstanding under the Credit Facility other than our floor plan financing.  At October 5, 2008 and January 5, 2008 the amounts available under the Credit Facility were $64.6 million and $56.7 million, respectively.  Interest on outstanding borrowings under the Credit Facility is payable monthly based on the LIBOR rate and a pricing grid.  As of October 5, 2008 and January 5, 2008, the adjusted LIBOR rate was 6.22% and 7.57% respectively.

For the fiscal quarter ended October 5, 2008, the Company was in compliance with its financial covenants.  At January 5, 2008, the Company was in violation of its financial covenants; the Company requested and received a waiver.

4.	Stock-Based Compensation

During the nine months ended October 5, 2008, the Company awarded 133,821 shares of restricted common stock, which vest over a 4-year period.  During the nine months ended October 5, 2007, the Company awarded 218,253 shares of restricted common stock. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of the grant, and the total value of the award is recognized as expense ratably over the vesting period. During the nine months ended October 5, 2008 there were 12,325 restricted shares that were forfeited.  During the nine months ended October 5, 2007 there were 138,208 restricted shares that were forfeited.  The forfeitures for the nine months ended October 5, 2007 resulted in the reversal of accrued expense of approximately $0.3 million.  Total compensation expense recognized for unvested shares was $405 thousand and $139 thousand for the three months ended October 5, 2008 and 2007, respectively.  Total compensation expense recognized for unvested shares was $1.1 million and $126 thousand for the nine months ended October 5, 2008 and 2007, respectively.  As of October 5, 2008, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $2.5 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Shares	Weighted average fair value at grant date
Restricted common stock outstanding January 6, 2008	338,614	$9.21
Granted	55,175	6.09
Vested	(25,938)	8.20
Forfeitures	(2,500)	7.08
Restricted common stock outstanding April 5, 2008	365,351	$9.83
Granted	78,646	5.99
Vested	(26,400)	8.48
Forfeitures	(9,825)	9.22
Restricted common stock outstanding July 5, 2008	407,772	$7.72
Granted	-	-
Vested	(45,500)	7.92
Forfeitures	-	-
Restricted common stock outstanding October 5, 2008	362,272	$7.31

For the nine months ended October 5, 2008, the Company granted 250,000 stock option awards to employees.  The fair values range from $2.18 to $2.45, based upon the following assumptions:  underlying price of stock ranging from $5.72 to $6.49; expected life of 3.5 years; volatility ranging from 47.37% to 50.44%; risk-free interest rates ranging from 1.78% to 2.55%; and dividend yield of 0.00%.

For the three months ended October 5, 2008 and 2007, the Company recognized approximately $192 thousand and $81 thousand, respectively, in expense related to stock options.  For the nine months ended October 5, 2008 and 2007, the Company recognized approximately $646 thousand and $283 thousand, respectively, in expense related to stock options. The approximate unamortized stock option compensation as of October 5, 2008, which will be recorded as expense in future periods, is $634 thousand. The weighted average time over which this expense will be recorded is approximately 2.2 years.

For the three months ended October 5, 2008 and 2007, the Company recognized approximately $8 thousand and $23 thousand, respectively, in expense related to the employee stock purchase plan being compensatory under FAS 123R.  For the nine months ended October 5, 2008 and 2007, the Company recognized approximately $71 thousand and $59 thousand, respectively, in expense related to the employee stock purchase plan due to it being compensatory under FAS 123R.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Earnings per Common Share

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

(in thousands, except per share data)
	Three Months Ended October 5,
	2008		2007
	Shares	Per Share Amount	Shares		Per Share Amount
Basic EPS	11,994	$0.15	12,335		$(7.44)
Effect of dilutive stock options and unvested restricted shares	223	-	-	*	- *
Diluted EPS	12,217	$0.15	12,335		$(7.44)

*Not presented herein since effect on loss per common share is anti-dilutive for the three months ended October 5, 2007.

	Nine Months Ended October 5,
	2008			2007
	Shares		Per Share Amount	Shares		Per Share Amount
Basic EPS	12,016		$(0.07)	12,338		$(7.36)
Effect of dilutive stock options and unvested restricted shares	-	*	- *	-	*	- *
Diluted EPS	12,016		$(0.07)	12,338		$(7.36)

*Not presented herein since effect on loss per common share is anti-dilutive for the nine months ended October 5, 2008 and 2007.

For the quarter and nine month periods ended October 5, 2008, a total of 1,430,834 stock options were excluded from the diluted EPS calculations as their effect would have been anti-dilutive.  For the nine-month period ended October 5, 2008, a total of 362,272 unvested restricted share awards were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.

For the quarter and nine-month periods ended October 5, 2007, a total of 888,912 stock options and 263,564 unvested restricted share awards were excluded from the diluted EPS calculation as their effect would have been anti-dilutive.

6.	Treasury Stock

On December 3, 2007, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock. Pomeroy suspended this stock repurchase program on June 3, 2008.  Prior to the suspension, a total of 497,572 shares of the Company’s common stock, with an aggregate cost of $3.2 million, had been repurchased under this program.  The acquired shares will be held in treasury or cancelled.  This stock redemption program was initially approved to remain in place through December 5, 2008, or the date on which $5 million in repurchases was completed, whichever came first.  In addition, the Board adopted a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock pursuant to the stock repurchase program.  Rule 10b5-1 allowed the Company to purchase its shares at times when the Company would not ordinarily be in the market because of the Company’s trading policies or the possession of material non-public information.  360,722 shares were repurchased during the nine month period ended October 5, 2008.  In addition during the first nine months of fiscal 2008, the Company purchased 8,416 shares withheld at the election of certain holders of restricted stock, from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stock holders.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the first nine months of fiscal 2007, the Company repurchased 47,400 shares of common stock at a total cost of $403 thousand under its share repurchase program that expired October 31, 2007.

7.	Supplemental Cash Flow Disclosures

During the first nine months of 2008, the Company purchased an additional 8,416 shares withheld at the election of certain holders of restricted stock, from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stock holders.  The Company added these shares into treasury resulting in an increase of treasury stock of $47 thousand.

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)	Nine Months Ended October 5,
	2008	2007

Interest paid	$791	$713

Income taxes paid (refunded)	$(3,254)	$(560)

8.	Litigation

On October 9, 2008, we filed a Form 8-K with the SEC reporting that the purported class action complaint that was filed in the Commonwealth of Kentucky Boone Circuit Court against the Company, its directors, two of its executive officers, and ComVest Investment Partners III LP (“ComVest”), was, upon motions made to the Court by the various defendants in the case, dismissed without prejudice by an order entered in the case on October 6, 2008. As previously reported in a Form 8-K filing made with the SEC on May 9, 2008, and Form 10-Q filings made with the SEC on May 15, 2008 and August 8, 2008, the complaint, as originally filed and thereafter amended and restated by the plaintiff, alleged, among other things, that the directors and officers of the Company were in breach of their fiduciary duties to shareholders in connection with the letter that the Company received from Mr. Pomeroy, proposing to acquire, with his financial partner, all of the outstanding stock of the Company not owned by him.

There are various other legal actions arising in the normal course of business that have been brought against the Company. Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

9.	Restructuring and Severance Charges

During the first nine months of fiscal 2008, the Company recorded $1.4 million for severance due to the realignment of the Company’s operations. As of October 5, 2008 the remaining balance of severance payments is $114 thousand which will be paid out in fiscal 2008.

During fiscal 2004, the Company recorded a charge for severance in the amount of $1.4 million, related to the resignation of David B. Pomeroy II as Chief Executive Officer. As of October 5, 2008 the remaining balance due to Mr. Pomeroy was $50 thousand, which will be paid out in fiscal 2008.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2004 the Company recorded a restructuring charge liability in connection with the merger with Alternative Resources Corporation (“ARC”) to eliminate certain duplicative activities and reduce facility requirements.  As a result, approximately $6.4 million of costs were recorded as part of the liabilities assumed in the ARC acquisition in October 2004. The restructuring charge consisted of costs of vacating duplicative leased facilities of ARC and severance costs associated with exiting activities.  These costs are accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire ARC. As of October 5, 2008 the remaining balance of the restructuring liability was $1.3 million.

As of October 5, 2008, the restructuring and severance charge accrual, consisted of the following:

(in thousands)	Total
Liability balance at January 5, 2008	$2,734
Cash payments and write offs	(1,029)
Charges accrued	581
Liability balance at April 5, 2008	$2,286
Cash payments and write offs	(601)
Charges accrued	308
Liability balance at July 5, 2008	$1,993
Cash payments and write offs	(995)
Charges accrued	499
Liability balance at October 5, 2008	$1,497

10.	Income Taxes

For the three and nine months ended October 5, 2008, the Company had no income tax expense or income tax benefit. For the three and nine months ended October 5, 2008, the Company decreased its tax valuation allowance by $690 thousand and increased its tax valuation allowance by $241 thousand, respectively, for a total allowance of $15.2 million at October 5, 2008. The tax valuation allowance is due to the future uncertainty of the Company’s ability to utilize its deferred tax assets.  For the three and nine months ended October 5, 2008, these adjustments to the tax valuation allowance offset what would have been an income tax expense and benefit, respectively.  The effective income tax rate would have been 37.9% for the three month period and 27.0% for the nine month period, prior to the recording of the tax valuation reserve.

As of October 5, 2008 there have been no material changes in the Company’s uncertain tax positions disclosures as provided in note 8 of the 2007 Annual Report on Form 10-K.

The Company includes interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.  As of October 5, 2008, the Company had accrued $270 thousand for payment of such interest.

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

(in thousands)

Service Revenue:	For the Three Months Ended October 5,
	2008	2007
Technical Staffing Services	$28,337	$19,919
Infrastructure Services	29,469	27,978
Total Service Revenue	57,806	$47,897

Service Revenue:	For the Nine Months Ended October 5,
	2008	2007
Technical Staffing Services	$92,401	$59,291
Infrastructure Services	$91,412	$85,051
Total Service Revenue	$183,813	$144,342

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

Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of net product and service revenues:

(in thousands)	Net Product and Service Revenues				Net Product and Service Revenues

	For the Three Months Ended October 5,				For the Nine Months Ended October 5,
	2008	% of Revenues	2007	% of Revenues	2008	% of Revenues	2007	% of Revenues

Net revenues:
Product	$87,401	60.2%	$96,495	66.8%	$261,556	58.7%	$280,304	66.0%
Service	57,806	39.8%	47,897	33.2%	183,813	41.3%	144,342	34.0%
Total net revenues	145,207	100.0%	144,392	100.0%	445,369	100.0%	424,646	100.0%

Gross profit
Product	8,523	5.9%	9,146	6.3%	26,014	5.8%	24,680	5.8%
Service	9,740	6.7%	5,784	4.0%	27,118	6.1%	23,384	5.5%
Total gross profit	18,263	12.6%	14,930	10.3%	53,132	11.9%	48,064	11.3%

Gross profit %
Product %	9.8%		9.5%		9.9%		8.8%
Service %	16.8%		12.1%		14.8%		16.2%

Operating expenses:
Selling, general and administrative	15,390	10.6%	18,609	12.9%	50,066	11.3%	47,759	11.2%
Depreciation and amortization	830	0.6%	1,367	0.9%	3,265	0.7%	3,636	0.9%
Goodwill impairment	-	0.0%	98,314	68.1%	-	0.0%	98,314	23.2%
Total operating expenses	16,220	11.2%	118,290	81.9%	53,331	12.0%	149,709	35.3%

Income (loss) from operations	2,043	1.4%	(103,360)	-71.6%	(199)	0.0%	(101,645)	-23.9%

Interest income	47	0.0%	169	0.1%	174	0.0%	700	0.2%
Interest expense	(272)	-0.2%	(274)	-0.2%	(869)	-0.2%	(828)	-0.2%
Net interest expense	(225)	-0.2%	(105)	-0.1%	(695)	-0.2%	(128)	0.0%

Income (loss) before income tax	1,818	1.3%	(103,465)	-71.7%	(894)	-0.2%	(101,773)	-24.0%
Income tax expense	-	0.0%	(11,671)	-8.1%	-	0.0%	(10,952)	-2.6%

Net income (loss)	$1,818	1.3%	$(91,794)	-63.6%	$(894)	-0.2%	$(90,821)	-21.4%

See Note 1 to the Consolidated Financial Statements herein for descriptions of reclassifications to financial statements for the three and nine months ended October 5, 2007 in order to conform to the current year presentation.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2008 versus Third Quarter 2007

Total Net Revenues: Total net revenues increased $815 thousand, or 0.6%, in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007.  For the third quarters of fiscal 2008 and fiscal 2007, the net revenues were $145.2 million and $144.4 million, respectively.

Product revenue was $87.4 million and $96.5 million, respectively, for the third quarters of fiscal 2008 and fiscal 2007. Product revenue decreased $9.1 million, a decrease of 9.4% in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007.  This decrease was primarily due to continued delays in product purchases and deployments in several financial services and manufacturing industry accounts as a result of the challenging economic environment.

Service revenue was $57.8 million in the third quarter of fiscal 2008 compared to $47.9 million in the third quarter of fiscal 2007, an increase of $9.9 million or 20.7% from fiscal 2007. The Company groups services revenue into Technical Staffing and Infrastructure Services. Technical Staffing Services support clients’ project requirements, ensures regulatory and customer compliance requirements and fulfills interim and permanent staffing requirements of the staffing projects.  Infrastructure Services helps clients optimize the various elements of distributed computing environments.  Encompassing the complete IT lifecycle, these services include desktop and mobile computing, server and network environments.

Technical Staffing revenue was $28.3 million and accounted for approximately 49.0% of total service revenues in the third quarter of fiscal 2008, compared to $19.9 million and 41.5% for the third quarter of fiscal 2007.  This increase is primarily the result of recognizing revenue for the gross billings on personnel which historically have been recorded as fee based services in our vendor management business, as the Company has shifted from the use of subcontractors to employees.

We experienced a sequential decline of $3.3 million in technical staffing revenue in the third quarter of fiscal 2008 as compared to the second quarter of fiscal 2008 as a result of the announcement made in June 2008 that we elected to not renew a technical staffing services contract with a major customer because the terms they required meant this business would not be profitable for our company. We anticipate a continued decrease in technical staffing revenue in subsequent quarters as a result. We estimate technical staffing revenue will range between $9 million and $11 million in the fourth quarter of fiscal year 2008.

Infrastructure Service revenue was $29.5 million and accounted for approximately 51.0% of total service revenues in the third quarter of fiscal 2008, compared to $28.0 million and 58.5% for the third quarter of fiscal 2007. The increase in revenue is primarily the result of new service engagements started at the beginning of 2008, and incremental project related services during the quarter.

Gross Profit:  Gross profit was $18.3 million in the third quarter of fiscal 2008, compared to $14.9 million in the third quarter of 2007. Gross profit margin was 12.6% in the third quarter of fiscal 2008, compared to 10.3% in the third quarter of fiscal 2007.

Product gross profit was $8.5 million for the third quarter of fiscal 2008, compared to $9.1 million for the same period of fiscal 2007. The decrease in gross profit was due to decreased sales previously mentioned.  Product gross profit margin increased to 9.8% in the third quarter of fiscal 2008, compared to 9.5% for the same period of fiscal 2007. This increase in gross profit margin is due to increased rebates associated with improved tracking of OEM partner promotional initiatives, and targeting more profitable product segments such as networking, server, storage, and peripheral products.

Service gross profit was $9.7 million for the third quarter of fiscal 2008, compared to $5.8 million in the third quarter of fiscal 2007.  Service gross profit margin increased to 16.8% in the third quarter of fiscal 2008, compared to 12.1% for the same period of fiscal 2007.

Gross profit from Technical Staffing Services was $3.5 million for the third quarter of fiscal 2008, compared to $2.9 million for the third quarter of fiscal 2007.  This increase of $0.6 million is primarily due to increased use of higher-margin Pomeroy employees on staffing projects. Gross profit margin decreased to 12.3% in the third quarter of fiscal 2008 from 14.3% in the third quarter of fiscal 2007.  This decrease in gross margin is primarily the result of recognizing revenue at very low incremental margin for billings on subcontractor personnel which historically have been recorded as fee based services in our vendor management business.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit from Infrastructure Services was $6.2 million for the third quarter of fiscal 2008 compared to $2.9 million for the third quarter of fiscal 2007.  Gross profit margin increased to 21.2% in the third quarter of fiscal 2008 from 10.5% in the third quarter of fiscal 2007.  This increase in gross profit and margin is primarily the result of driving higher utilization of technical personnel, recent personnel reductions, and the renegotiation and/or termination of certain unprofitable contracts.

Operating Expenses

Total operating expenses were $16.2 million in the third quarter of 2008, compared to $118.3 million in the third quarter of fiscal 2007, a decrease of $102.1 million.  During the third quarter of fiscal 2007, the Company finalized its annual goodwill valuation and recorded a goodwill impairment charge of $98.3 million, recorded a charge to write-off certain software assets and a change in the useful life of other existing software assets of $2.1 million, resolved several outstanding lawsuits, claims, costs for corporate matters including the contested Proxy solicitation of $0.7 million and recorded an increase to the trade receivable allowance account of $2.4 million.  These decreases in operating expenses were offset by increases in operating expenses during the third quarter of fiscal 2008 primarily driven by an increase of $1.0 million in personnel-related costs, and related selling, general and administrative expenses, to support our product and service businesses in order to improve customer, vendor and back office support functions.  We also recorded an increase to the trade receivable allowance account of $0.3 million and severance charges of $0.7 million.

Operating expenses as a percentage of revenue were 11.2% for the third quarter of fiscal 2008 compared to 81.9% for the third quarter of fiscal 2007.  Excluding the goodwill impairment charge in the third quarter of fiscal 2007, operating expenses as a percentage of revenue were 13.8%.

Income (Loss) from Operations

Income from operations was $2.0 million in the third quarter of 2008, as compared to a loss of $103.4 million for the same period of 2007. This increase is a result of the increase in gross profit and decrease in operating expenses in the third quarter of 2008, as described above.

Net Interest Income (Expense)

Net interest expense was $225 thousand during the third quarter of 2008 as compared to $105 thousand during the third quarter of 2007. During the third quarter of 2008, the Company had amounts outstanding under its credit facility due to the timing of payments of accounts payables and payroll and collections of receivables.  Additionally, during the third quarter of 2008, we corrected the accounting treatment for floor plan financing, resulting in the recognition of interest charges of $164 thousand for the third quarter of 2008 compared to $175 thousand for the same period in 2007.  The 2007 amounts have been reclassified to reflect this correction. The change in treatment of the floor plan financing was made due to determining that the floor plan financing does provide us with a modest extension of the credit terms over what we might obtain directly with a supplier. We have therefore concluded that cash flows under the floor plan arrangement should be classified as a financing activity. As a result of this change in classification, certain amounts paid under floor plan financings have been charged to interest expense and were reclassified from cost of sales.

Income Tax

For the third quarter of 2008, the Company had no income tax expense or income tax benefit. During the third quarter of fiscal 2008, the Company decreased its tax valuation allowance by $0.7 million for a total allowance of $15.2 million at October 5, 2008. The tax valuation allowance results from the future uncertainty of the Company’s ability to utilize its deferred tax assets.  For the third quarter of fiscal 2008, the $0.7 million decrease in tax valuation reserve offset what would have been an income tax expense; the effective income tax rate would have been 37.9% prior to recording the tax valuation reserve.  The effective income tax rate for the third quarter of fiscal 2007 was 11.3% due to the effect of permanent differences, primarily goodwill impairment, in the calculation of federal income taxes for the period.

Net Income (Loss)

Net income was $1.8 million in the third quarter of fiscal 2008 as compared to a net loss of $91.8 million in the third quarter of 2007, resulting from the factors described above.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

October 5, 2008 YTD versus October 5, 2007 YTD

Total Net Revenues: Total net revenues increased $20.8 million or 4.9% in the first nine months of fiscal 2008 as compared to the same period of fiscal 2007.  For the first nine months of fiscal 2008 and fiscal 2007, the net revenues were $445.4 million and $424.6 million, respectively.

Product revenue was $261.6 million and $280.3 million, respectively, for the first nine months of fiscal 2008 and fiscal 2007. Product revenue decreased $18.7 million, a decrease of 6.7% in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007.  This decrease was primarily due to continued delays in product purchases and deployments in several financial services and manufacturing industry accounts as a result of the challenging economic environment.

Service revenue was $183.8 million in the first nine months of fiscal 2008 compared to $144.3 million in the first nine months of fiscal 2007, an increase of $39.5 million or 27.3% from fiscal 2007. The Company groups services revenue into Technical Staffing and Infrastructure Services. Technical Staffing Services support clients’ project requirements, ensures regulatory and customer compliance requirements and fulfills interim and permanent staffing requirements of the staffing projects.  Infrastructure Services help clients optimize the various elements of distributed computing environments.  Encompassing the complete IT lifecycle, these services include desktop and mobile computing, server and network environments.

Technical Staffing revenue was $92.4 million and accounted for approximately 50.3% of total service revenues in the first nine months of fiscal 2008, compared to $59.3 million and 41.1% for the first nine months of fiscal 2007.  This increase is primarily the result of recognizing revenue for the gross billings on subcontractor personnel which historically have been recorded as fee based services in our vendor management business.

Infrastructure Service revenue was $91.4 million and accounted for approximately 49.7% of total service revenues in the first nine months of fiscal 2008, compared to $85.0 million and 58.9% for the first nine months of fiscal 2007.  The increase in revenue is primarily the result of new long-term service engagements started at the beginning of 2008 offset by a decline in short-term project engagements.

Gross Profit:  Gross profit was $53.1 million in the first nine months of fiscal 2008, compared to $48.1 million in the first nine months of 2007. Gross profit margin was 11.9% in the first nine months of fiscal 2008, compared to 11.3% in the first nine months of fiscal 2007.

Product gross profit was $26.0 million for the first nine months of fiscal 2008, compared to $24.7 million for the same period of fiscal 2007. Product gross profit margin increased to 9.9% in the first nine months of fiscal 2008, compared to 8.8% for the same period of fiscal 2007. This increase is due primarily to the improvements as a result of increased rebates from improved tracking of OEM partner promotional initiatives and targeting more profitable growth segments such as networking, server, storage and peripherals.

Service gross profit was $27.1 million for the first nine months of fiscal 2008, compared to $23.4 million in the first nine months of fiscal 2007 for an increase in service gross profit of $3.7 million.  Service gross profit margin decreased to 14.8% in the first nine months of fiscal 2008, compared to 16.2% for the same period of fiscal 2007.

Gross profit from Technical Staffing Services was $9.7 million for the first nine months of fiscal 2008, compared to $9.6 million for the first nine months of fiscal 2007.  Gross profit margin decreased to 10.5% in the first nine months of fiscal 2008 from 16.2% in the first nine months of fiscal 2007.  This decrease in gross margin is primarily the result of recognizing revenue at very low incremental margin for billings on subcontractor personnel which historically have been recorded as fee based services in our vendor management business.

Gross profit from Infrastructure Services was $17.4 million for the first nine months of fiscal 2008 compared to $13.8 million for the first nine months of fiscal 2007 due to the increase in revenue related to new service engagements started at the beginning of 2008.  Gross profit margin increased to 19.0% in the first nine months of fiscal 2008 from 16.2% in the first nine months of fiscal 2007.  This increase in gross profit margin is primarily the result of increased utilization and productivity of infrastructure services technical resources offset by unprofitable customer contracts during the first quarter that were exited during the second quarter.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

Total operating expenses were $53.3 million in the first nine months of 2008, compared to $149.7 million in the first nine months of 2007, a decrease of $96.4 million.  During the third quarter of fiscal 2007, the Company finalized its annual goodwill valuation and recorded a goodwill impairment charge of $98.3 million, recorded a charge to write-off certain software assets and a change in the useful life of other existing software assets of $2.1 million, resolved several outstanding lawsuits, claims, costs for corporate matters including the contested Proxy solicitation and recorded an increase to the trade receivable allowance account of $5.2 million.  These decreases in operating expenses were offset by increases in operating expenses during the first three quarters of fiscal 2008 primarily driven by an increase of $5.9 million in personnel-related costs, and related selling, general and administrative expenses, to support our product and service businesses and investments to improve customer, vendor and back office support functions. We also recorded an increase to the trade receivable allowance account of $0.9 million, severance charges of $1.4 million, a net charge of approximately $0.5 million to reserve against the collection  of amounts incorrectly billed  by subcontractors in our technical staffing business for years 2005 and 2006,  an increase of $0.3 million for start up expenses related to new engagements; and an increase of $0.2 million related to costs for the retirement of three members of our Board of Directors.

Operating expenses as a percentage of revenue were 12.0% for the first nine months of fiscal 2008 compared to 35.3% for the first nine months of fiscal 2007.  Excluding the goodwill impairment charge during the first nine months of fiscal 2007, operating expenses as a percentage of revenue were 12.1%.

Loss from Operations

Loss from operations was $0.2 million in the first nine months of 2008, as compared to $101.6 million for the same period of 2007. This decrease is primarily the result of an increase in gross profit and decrease in operating expenses for the first nine months of fiscal 2008, as described above.

Net Interest Expense

Net interest expense was $695 thousand during the first nine months of 2008 as compared to $128 thousand during the first nine months of 2007. During the first nine months of 2008, the Company had amounts outstanding under its credit facility due to the timing of payments of accounts payables and payroll and collections of receivables.  Additionally, during the third quarter of 2008, we corrected the accounting treatment for floor plan financing, resulting in the recognition of an interest charge of $488 thousand for the first nine months of 2008 compared to $460 thousand for the first nine months of 2007.  The 2007 amounts presented have been reclassified to reflect this correction. The change in treatment of the floor plan financing was made due to determining that the floor plan financing does provide us with a modest extension of the credit terms over what we might obtain directly with a supplier. We have therefore concluded that cash flows under the floor plan arrangement should be classified as a financing activity. As a result of this change in classification, certain amounts paid under the floor plan financings have been charged to interest expense and were reclassified from cost of sales.

Income Tax

For the first nine months of 2008, the Company had no income tax expense or income tax benefit. During the first nine months of fiscal 2008, the Company increased its tax valuation allowance by $241 thousand for a total allowance of $15.2 million at October 5, 2008. The tax valuation allowance results from the future uncertainty of the Company’s ability to utilize its deferred tax assets.  For the first nine months of fiscal 2008, the $241 thousand increase in tax valuation reserve offset what would have been an income tax benefit; the effective income tax rate would have been 27.0% prior to recording the tax valuation reserve.  The effective income tax rate for the first nine months of fiscal 2007 was 10.8% due to the effect of permanent differences, primarily goodwill impairment, in the calculation of federal income taxes for the period.

Net Loss

Net loss was $0.9 million in the first nine months of 2008 as compared to $90.8 million in the first nine months of 2007, resulting from the factors described above.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operating activities was $21.0 million for the first nine months of 2008. Cash used in investing activities was $2.7 million, which included $2.6 million for capital expenditures.  Cash used in financing activities was $14.4 million, which includes a $12.4 million net reduction in floor plan financing liability, $2.3 million for the purchase of treasury stock, offset by $0.3 million for the issuance of common shares.

The amount of cash derived from or used by operating activities will vary based on a number of business factors which may change from time to time, including terms of available financing from vendors, downturns in the Company’s business and/or downturns in the businesses of the Company’s customers.  However, a growth or decline in services revenue in conjunction with a change in the proportion of services revenue to total revenue is an underlying driver of operating cash flow during a period of growth because a majority of the Company’s service revenue is generated based upon the billings of the Company’s technicians.  The cash outlay for these labor/payroll costs is incurred bi-weekly with each pay period.  The invoicing for the service is generated on various billing cycles as dictated by the customers, and the respective cash inflow typically follows within 30 to 60 days of invoice date, which may be as long as 60 to 120 days from the time the services are performed.   This differs from product revenue in that the time period between the time that the Company incurs the cost to purchase the products and collects the revenue from its customer is typically shorter, usually from 0 to 60 days, and the Company primarily orders inventory for a particular customer rather than stocking large amounts of inventory.  If an increase in service revenue occurs, it may result in a significant decrease in cash flows from operating activities during periods of significant growth or periods of excess technical capacity.  In addition, certain services, primarily outsourcing contracts for the Company’s Life Cycle Services, require that the Company maintain a specific parts inventory for servicing the customer; thus, an increase or decrease in the type of services provided can impact inventory levels and operating cash flows.  The Company’s largest services contract for the provision of staffing services expired on June 30, 2008 and the contract was not renewed as the Company did not feel it was financially prudent to do so under the conditions required by the customer.  The expiration of this contract is expected to free up approximately $15 million in annualized working capital for use in more profitable aspects of the business.

Cash flows generated by operating activities in nine months of 2008 was $21.0 million, compared to cash flows used by operating activities of $6.4 million, for the same period of 2007.  A reduction in accounts receivable, inventories and other current assets generated $27.7 million, $6.4 million, and $3.7 million, respectively, in operating cash flows during the nine months ended October 5, 2008.  This was offset by a decrease in accounts payable during the same period of $15.2 million.  The reduction in inventories is due to timing of shipments and the reduction in accounts receivable is due to improved collections. For the same period in 2007, a reduction in accounts receivable generated $4.7 million in cash.  This was offset by an increase in inventories of $3.4 million and a decrease in accounts payable of $7.3 million.

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

A significant part of the Company’s inventory is financed under the floor plan loan facility provided under the Credit Facility.  In addition, the Company also finances certain inventory under a separate line of credit with IBM Credit Corporation (“ICC”).  At October 5, 2008, the Company’s aggregate line of credit for financing inventory totaled $88.0 million, including $80.0 million under the Credit Facility and $8.0 million with ICC.   Borrowings under the Credit Facility floor plan loan facility are made on 30 day notes. Borrowings under the ICC floor plan arrangement are made on 15 day notes. All such borrowings by the Company are secured by the related inventory.  Outstanding amounts under floor plan financing arrangements totaled $14.0 million as of October 5, 2008. Financing on substantially all the advances made under either of these floor plan arrangements is interest free. Interest was imputed on these borrowings at a rate of 6.0% per annum for the nine months ended October 5, 2008 and 6.0% per annum for the nine months ended October 5, 2007.   Related interest expense totaled $164 thousand and $488 thousand, respectively, for the three and nine month periods ended October 5, 2008, and totaled $175 thousand and $460 thousand, respectively, for the three and nine month periods ended October 5, 2007.

As of October 5, 2008 and January 5, 2008, there was no balance outstanding under the Credit Facility other than our floor plan financing.  At October 5, 2008 and January 5, 2008 the amounts available under the Credit Facility were $64.6 million and $56.7 million, respectively.  Interest on outstanding borrowings under the Credit Facility is payable monthly based on the LIBOR rate and a pricing grid.  As of October 5, 2008 and January 5, 2008, the adjusted LIBOR rate was 6.22% and 7.57% respectively.

The payment of dividends is limited to $10 million through June 25, 2009 pursuant to the amended Credit Facility.  However, the ability to pay such dividends is contingent upon maintaining minimum levels of availability, as defined in the agreement. The Company has no plans to pay cash dividends in the foreseeable future.

For the fiscal quarter ended October 5, 2008, the Company was in compliance with its financial covenants.  At January 5, 2008, the Company was in violation of its financial covenants; the Company requested and received a waiver.

The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company’s capital requirements for the next twelve months.

The Company elected to purchase a new ERP software system in October 2007.  It is anticipated that the ultimate cost of the system will range from $7.0 million to $8.0 million, depending upon final specifications.  Through October 5, 2008, the Company has spent $2.5 million, of which $1.5 million was incurred in the first nine months of fiscal 2008.  The Company began designing the ERP software system in fiscal 2007, but temporarily suspended design and development activities during the quarter ended July 5, 2008.  The project is scheduled to restart during the fourth quarter of fiscal 2008, with initial deployments anticipated in 2009.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 3, 2007, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock. Pomeroy suspended this stock repurchase program on June 3, 2008.  Prior to the suspension, a total of 497,572 shares of the Company’s common stock, with an aggregate cost of $3.2 million, had been repurchased under this program.  The acquired shares will be held in treasury or cancelled.  This stock redemption program was initially approved to remain in place through December 5, 2008, or the date on which $5 million in repurchases was completed, whichever came first.  In addition, the Board adopted a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock pursuant to the stock repurchase program.  Rule 10b5-1 allowed the Company to purchase its shares at times when the Company would not ordinarily be in the market because of the Company’s trading policies or the possession of material non-public information.  -0- and 360,722 shares were repurchased during the respective three month and nine month periods ended October 5, 2008.  In addition during the first nine months of fiscal 2008, the Company purchased 8,416 shares withheld at the election of certain holders of restricted stock, from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stock holders.

During the first nine months of fiscal 2007, the Company repurchased 47,400 shares of common stock at a total cost of $403 thousand under its share repurchase program that expired October 31, 2007.

Item 3-Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risk primarily through its credit facility with GECDF.  The Company did not experience a material impact from interest rate risk for the first nine months of fiscal 2008.

Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

Item 4-Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures over financial reporting designed to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that such disclosure controls and procedures were effective, as of October 5, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER IFORMATION

Item 1-Legal Proceedings

On October 9, 2008, we filed a Form 8-K with the SEC reporting that the purported class action complaint that was filed in the Commonwealth of Kentucky Boone Circuit Court against the Company, its directors, two of its executive officers, and ComVest Investment Partners III LP (“ComVest”), was, upon motions made to the Court by the various defendants in the case, dismissed without prejudice by an order entered in the case on October 6, 2008.    As previously reported in a Form 8-K filing made with the SEC on May 9, 2008, and Form 10-Q filings made with the SEC on May 15, 2008 and August 8, 2008, the complaint, as originally filed and thereafter amended and restated by the plaintiff, alleged, among other things, that the directors and officers of the Company were in breach of their fiduciary duties to shareholders in connection with the letter that the Company received from Mr. Pomeroy,  proposing to acquire, with his financial partner, all of the outstanding stock of the Company not owned by him.

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

On December 3, 2007, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock as announced on December 6, 2007. Pomeroy suspended this stock repurchase program on June 3, 2008.  Prior to the suspension, a total of 497,572 shares of the Company’s common stock, with an aggregate cost of $3.2 million, had been repurchased under this program.  The acquired shares will be held in treasury or cancelled.  This stock redemption program was initially approved to remain in place through December 5, 2008, or the date on which $5 million in repurchases was completed, whichever came first.  In addition, the Board adopted a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock pursuant to the stock repurchase program.  Rule 10b5-1 allowed the Company to purchase its shares at times when the Company would not ordinarily be in the market because of the Company’s trading policies or the possession of material non-public information.  In addition during the first nine months of fiscal 2008, the Company purchased 8,416 shares withheld at the election of certain holders of restricted stock, from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stock holders.

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

None.

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

(2)
During fiscal 2008, the Company determined that certain payroll costs previously classified as operating expenses related to service employees directly generating revenues. As such, these payroll costs should have been classified as cost of sales. Also, a portion of the amounts paid under our floor plan financing arrangement should have been classified as interest expense to reflect the financing nature of this transaction.  In addition, as our floor plan financing arrangement is with a third party lender and does provide us with a modest extension of the credit terms over what we might obtain directly with a supplier, we have concluded that cash flows under the floor plan financing arrangement should be classified as a financing activity in our statement of cash flows. The following information discloses the impact of these corrections on our statement of operations for the four quarters of fiscal 2007 as well as for the full fiscal years ended January 5, 2008, 2007 and 2006, and our statement of cash flows for the full fiscal years ended January 5, 2008, 2007 and 2006. These corrections did not change the Company’s reported net income (loss) or earnings (loss) per share for any of these periods.

(in thousands)	First Quarter of Fiscal 2007			Second Quarter of Fiscal 2007
	As Previously Reported	As Reported First Quarter Fiscal 2008	As Restated Third Quarter Fiscal 2008	As Previously Reported	As Reported Second Quarter Fiscal 2008	As Restated Third Quarter Fiscal 2008
Net revenues	$141,993	$141,993	$141,993	$138,261	$138,261	$138,261
Cost of revenues	118,291	124,752	124,594	116,238	122,653	122,526
Gross profit	23,702	17,241	17,399	22,023	15,608	15,735

Operating expenses	20,861	14,400	14,400	23,434	17,019	17,019

Income (loss) from operations	2,841	2,841	2,999	(1,411)	(1,411)	(1,284)

Net Interest income (expense)	172	172	14	90	90	(37)

Income taxes	1,188	1,188	1,188	(468)	(468)	(468)

Net income	$1,825	$1,825	$1,825	$(853)	$(853)	$(853)

	Third Quarter of Fiscal 2007		Fourth Quarter of Fiscal 2007		2007 Fiscal Year
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenues	$144,392	$144,392	$162,261	$162,261	$586,907	$586,907
Cost of revenues	123,662	129,462	144,731	151,981	502,922	528,563
Gross profit	20,730	14,930	17,530	10,280	83,985	58,344

Operating expenses	124,265	118,290	26,691	19,267	195,251	168,976

Loss from operations	(103,535)	(103,360)	(9,161)	(8,987)	(111,266)	(110,632)

Net Interest income (expense)	70	(105)	119	(55)	451	(183)

Income taxes benefit	(11,671)	(11,671)	12,369	12,369	1,418	1,418

Net loss	$(91,794)	$(91,794)	$(21,411)	$(21,411)	$(112,233)	$(112,233)

	2006 Fiscal Year		2005 Fiscal Year
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenues	$592,981	$592,981	$683,670	$683,670
Cost of revenues	500,945	527,823	591,940	616,440
Gross profit	92,036	65,158	91,730	67,230

Operating expenses	89,339	61,853	107,578	82,578

Income (loss) from operations	2,697	3,305	(15,848)	(15,348)

Net Interest income (expense)	(567)	(1,175)	(835)	(1,335)

Income taxes	987	987	(6,021)	(6,021)

Net income (loss)	$1,143	$1,143	$(10,662)	$(10,662)

	Impact on Cash Flow from Operating activities:			Impact on Cash Flow from Financing activities:
	2007 Fiscal Year	2006 Fiscal Year	2005 Fiscal Year	2007 Fiscal Year	2006 Fiscal Year	2005 Fiscal Year
As reported	$4,294	$30,101	$(4,428)	$(973)	$(17,285)	$(3,524)
Adjustment for correction of floor plan financing	(9,102)	(1,775)	3,943	9,102	1,775	(3,943)
Corrected Amount	$(4,808)	$28,326	$(485)	$8,129	$(15,510)	$(7,467)

PART II - OTHER INFORMATION

Item 6-Exhibits

(a)	Exhibits

11.1	Statement regarding computation of per share earnings (See Note 2 of Notes to Consolidated Financial Statements in the Company’s Form 10K for fiscal 2007, filed on March 26, 2008).

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Section 906 CEO Certification

32.2	Section 906 CFO Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POMEROY IT SOLUTIONS, INC.
(Registrant)

Date: November 7, 2008	By: /s/ Craig J. Propst
Craig J. Propst
Vice President, Treasurer and Interim Chief Financial Officer