Form 10-K/A
period 2008-01-05
POMEROY IT SOLUTIONS INC
filed 2009-01-30
CIK 883979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2008 (the “Original Filing”) to reflect the restatement of our consolidated financial statements for the years ended January 5, 2008, 2007 and 2006. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original Filing.  Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

As previously discussed in a Form 8-K, filed on December 23, 2008, subsequent to the issuance of our financial statements for the year ended January 5, 2008, we determined that the financial statements included or otherwise summarized in the Original Filing (including the accompanying reports of our independent registered public accounting firms) should no longer be relied upon. We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended on or prior to January 5, 2008.  For this reason, the consolidated financial statements, the reports of our independent registered public accounting firms and related financial information for the affected periods contained in such reports should no longer be relied upon.

The restatement corrects the classification errors discussed below:

•
The Company previously classified cash flows for floor plan financing arrangements with a third party lender that is not a supplier as operating cash flows instead of financing cash flows.  In addition, as a result of this change in classification, a portion of amounts paid under the floor plan should be reclassified from cost of revenues to interest expense on the consolidated statements of operations. In connection with reviewing the accounting treatment for the floor plan financing, the Company determined that a portion of the floor plan liability was previously included in accounts payable on the Company’s balance sheet. As a result, the Company has corrected the reported balance of the floor plan liability.

•
Certain payroll related expenses for personnel providing direct services to customers previously had been included in operating expenses rather than cost of revenues.  The correction of the classification of these expenses has no impact on the total reported net income (loss) or earnings (loss) per share.  However, it did change the reported gross profit.

•
Certain OEM partner promotional incentives were previously recorded as a reduction to service cost of revenues.  As these incentives represent a reduction in the cost of product sold, we have reclassified these incentives as a reduction of product cost of revenues.

The Original Filing previously disclosed the correction of one classification error primarily related to the sale of third party manufacturer warranty and service agreements.  The revenue related to the sale of third party manufacturer warranties and service agreements had been previously recorded at the time of the sale within revenue with the related payments to the third party service providers classified as cost of revenues. As the Company is not obligated to perform these services, we determined that it is more appropriate to recognize the net amount of revenue and related payments as a net revenue at the time of sale, pursuant to the guidelines of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent."  There are no changes from the reclassifications previously reported in the Original Filing. However, as this is also considered the correction of a classification error, this correction (although reflected in the Original Filing) is included in Note 1 of our financial statements discussing the restatement. Net income (loss), earnings (loss) per common share, total assets and equity were not affected by any of these restatements.

Management has revised its assessment of internal control over financial reporting due to the identification of material weaknesses in connection with the financial statement restatement.  In addition, our independent registered public accounting firm has revised its opinion on internal control over financial reporting as of January 5, 2008 to conclude that the Company did not maintain effective internal controls over financial reporting as of January 5, 2008.

See Note 1 to the Company’s audited consolidated financial statements for additional discussion.

For the convenience of the reader, we have included all of Parts I and II of the Original Filing; however, only the following Items and sections of this Form 10-K/A have been amended to reflect the restatement:

Part I

Item 1A.	Risk Factors

Part II

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8.	Financial Statements and Supplementary Data

Item 9a.	Controls and Procedures

Part IV

Item 15.	Exhibits, Financial Statement Schedules

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K/A Into Which Portions of Documents
Document	Are Incorporated

Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 28, 2008.	Part III

POMEROY IT SOLUTIONS, INC.

FORM 10-K/A

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

The Company had several vendors who comprised 10% or more of our purchases.  During fiscal 2007, approximately 45% of our purchases were made from three vendors. During fiscal 2006, approximately 55% of our purchases were made from four vendors. During fiscal 2005, approximately 66% of our purchases were made from five vendors. Purchases from any one vendor will vary year-to-year depending on sales.   None of our large vendors sell the Company products or services that we could not purchase from other vendors.

Below are the vendors and the percentage of purchases that comprise 10 % or more of purchases for fiscal 2007, 2006 and 2005:

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

On December 23, 2008, the Company’s Audit Committee concluded that the Company should restate its previously issued financial statements to correct classification errors related to the following:

•
The Company previously classified cash flows for floor plan financing arrangements with a third party lender that is not a supplier as operating cash flows instead of financing cash flows.  In addition, as a result of this change in classification, a portion of amounts paid under the floor plan should be reclassified from cost of revenues to interest expense on the consolidated statements of operations. In connection with reviewing the accounting treatment for the floor plan financing, the Company determined that a portion of the floor plan liability was previously included in accounts payable on the Company’s balance sheet. As a result, the Company has corrected the reported balance of the floor plan liability.

•
Certain payroll related expenses for personnel providing direct services to customers previously had been included in operating expenses rather than cost of revenues.  The correction of the classification of these expenses has no impact on the total reported net income (loss) or earnings (loss) per share.  However, it did change the reported gross profit.

•
Certain OEM partner promotional incentives were previously recorded as a reduction to service cost of revenues.  As these represent a reduction in the cost of product sold, we have reclassified these incentives as a reduction to product cost of revenues.

After evaluating the nature of these deficiencies and the resulting restatement, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that material weaknesses existed in the Company’s internal control over financial reporting at January 5, 2008. The Company has taken steps to remediate the material weaknesses as discussed in Item 9A “Controls and Procedures.”

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

The following selected financial data are derived from the Company’s consolidated financial statements and have been restated to reflect the correction of classification errors to the original Form 10-K that are further discussed in “Explanatory Note” in the forepart of this Form 10-K/A, in Note 1 to Consolidated Financial Statements under “Restatement of Financial Statements”, and in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A.  These restatements have no impact on total reported net income (loss) or earnings (loss) per share.

(In thousands, except per share data)

	For the Fiscal Years
	2007	2006	2005	2004(1,11,13)	2003(2,12,13)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Consolidated Statement of Operations Data:
Net revenues	$586,907	$592,981	$683,670	$703,419	$569,905
Cost of revenues (3)	528,259	526,439	616,059	623,825	506,248
Gross profit	58,648	66,542	67,611	79,594	63,657

Operating expenses:
Selling, general and administrative (3,4,5,6,7,9)	66,280	54,871	61,173	56,116	42,868
Depreciation and amortization (4)	4,687	4,894	5,568	4,393	5,319
Goodwill impairment (8)	98,314	3,472	16,000	-	-
Total operating expenses	169,281	63,237	82,741	60,509	48,187

Income (loss) from operations	(110,633)	3,305	(15,130)	19,085	15,470

Interest income	908	582	193	310	133
Interest expense	(1,091)	(1,757)	(1,746)	(1,249)	(733)
Interest income (expense), net	(183)	(1,175)	(1,553)	(939)	(600)

Income (loss) before income tax	(110,816)	2,130	(16,683)	18,146	14,870

Income tax expense (benefit) (10)	1,417	987	(6,021)	7,213	5,799
Net income (loss)	$(112,233)	$1,143	$(10,662)	$10,933	$9,071

Earnings (loss) per common share (basic)	$(9.10)	$0.09	$(0.85)	$0.89	$0.74
Earnings (loss) per common share (diluted)	$(9.10)	$0.09	$(0.85)	$0.88	$0.73

Consolidated Balance Sheet Data:
Working capital	$81,204	$90,307	$84,022	$80,959	$116,786
Long-term debt, net of current maturities	-	-	-	250	913
Equity	92,767	204,980	204,486	212,722	199,797
Total assets	206,584	308,963	295,145	332,888	269,199

1)	During fiscal 2004, the Company and Pomeroy Acquisition Sub, Inc., a wholly owned subsidiary of the Company, completed a merger with Alternative Resources Corporation (“ARC”).

2)	During fiscal 2003, Pomeroy acquired all the outstanding common stock of Micrologic Business Systems of K.C., Inc. and acquired certain assets of eServ Solutions Group, LLC.

3)	During fiscal 2007, the Company recorded $2.4 million of contract losses for two contracts which the Company expects to fulfill the obligations during fiscal 2008.

4)
During fiscal 2007, the Company initiated a project to replace its enterprise reporting system. As a result, a charge of $2.1 million was recorded to write-off certain software and change the remaining useful life of other existing software.

5)
During fiscal 2007, the Company recorded expenses of $1.2 million, primarily related to the contested Proxy solicitation.  In addition, the Company recorded $0.4 million for severance, $0.3 for non-recoverable transition costs on loss contracts, and $3.0 million for the resolution of certain outstanding lawsuits and payment of earn-out compensation.   In fiscal 2003, Pomeroy’s results include a charge of $0.2 million related to a litigation settlement.

6)	During fiscal 2007, 2006, 2005 and 2003, the Company recorded a provision for bad debts of $3.5 million, $1.7 million, $2.0 million and $0.2 million, respectively.

7)
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

8)	During fiscal 2007, 2006 and 2005, Pomeroy recorded charges for goodwill impairment totaling $98.3 million, $3.5 million and $16.0 million, respectively.

9)
During fiscal 2006, Pomeroy’s results include $1.6 million related to share based compensation due to adoption of FAS 123R in fiscal 2006.  For fiscal 2007 the Company results included $0.9 million related to share based compensation.

10)	For fiscal 2007, the Company recorded non-cash tax valuation reserves of approximately $15.0 million primarily due to uncertainty of the future realization of the deferred tax assets.

11)
The financial data for fiscal 2004 has been restated for classification errors as discussed in Note 1 to the consolidated financial statements.  Previously reported amounts from the original 2007 Form 10-K which are being restated are as follows: revenues $705,715 - a decrease of $2,296, cost of revenues $610,579 - an increase of $13,246, operating expenses $76,739 – a decrease of $16,230 and interest expense $561 – an increase of $688.  The correction of the classification errors did not change previously reported net income or earnings per share.

12)
The financial data for fiscal 2003 has been restated for classification errors as discussed in Note 1 to the consolidated financial statements.  Previously reported amounts from the original 2007 Form 10-K which are being restated are as follows: cost of revenues $499,512 – an increase of $6,736, operating expenses $55,598 – a decrease of $7,411 and interest expense $58 – an increase of $675.  The correction of the classification errors did not change previously reported net income or earnings per share.

13)
The Original Form 10-K also reflected a correction related to the classification of revenue and cost related to the sale of third party manufacturer warranty and sales agreements as discussed in Note 1 of the financial statements. The impact on fiscal 2004 and 2003 was a decrease in total net revenues and a corresponding decrease in the cost of revenues of $36.6 million and $22.5 million, respectively.

QUARTERLY RESULTS OF OPERATIONS - UNAUDITED (in thousands, except per share data)

The following table sets forth certain unaudited operating results of each of the eight prior quarters.  This information is unaudited, but in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations of such periods.  See Note 19 to the consolidated financial statements for the impact of the correction of classification errors for each of the quarterly periods during fiscal 2007 and 2006.

	Fiscal 2007
	First Quarter (As Restated)	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter (As Restated)
	(4)	(1,2,4)	(1,2,3,4)	(4,6,7,8)
Net revenues	$141,993	$138,261	$144,392	$162,261
Gross profit	$16,855	$15,843	$14,944	$11,006
Net income (loss)	$1,825	$(853)	$(91,794)	$(21,411)
Comprehensive income (loss)	$1,743	$(850)	$(91,791)	$(21,330)
Earnings (loss) per common share:
Basic	$0.15	$(0.07)	$(7.44)	$(1.74)
Diluted	$0.14	$(0.07)	$(7.44)	$(1.74)

	Fiscal 2006
	First Quarter (As Restated)	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter (As Restated)
	(4)	(4)	(4,5)	(4)
Net revenues	$143,943	$151,239	$147,197	$150,602
Gross profit	$13,982	$18,226	$16,688	$17,646
Net income (loss)	$(1,419)	$2,031	$(1,012)	$1,543
Comprehensive income (loss)	$(1,419)	$2,027	$(1,013)	$1,539
Earnings (loss) per common share:
Basic	$(0.11)	$0.16	$(0.08)	$0.12
Diluted	$(0.11)	$0.16	$(0.08)	$0.12

1)
During fiscal 2007, the Company recorded expenses of $1.2 million, for legal consulting and settlement cost including the contested Proxy, of which $0.9 million was incurred the second quarter and $0.3 million in the third quarter.

2)
In fiscal 2007, the Company recorded expenses of $0.4 million for severance, $0.3 million for non-recoverable transition costs on loss contracts and $3.0 million for the resolution of outstanding lawsuits and payments of earn-out compensation;   $0.9 million, $0.2 million and $2.6 million in the second, third and fourth quarters, respectively.

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

8)
During the fourth quarter of fiscal 2007, the Company recorded non-cash tax valuation reserves of approximately $15.0 million primarily due to uncertainty of the future realization of the deferred tax assets.

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

Restatement of Financial Statements
This Form 10-K/A amends our previously filed Form 10-K for the year ended January 5, 2008 to correct classification errors in the consolidated financial statements as of and for the years ended January 5, 2008, 2007 and 2006 related to the following:

•
A portion of the amounts paid under our floor plan financing arrangement should have been classified as interest expense to reflect the financing nature of this transaction.  In addition, as our floor plan financing arrangement is with a third party lender and does provide us with a modest extension of the credit terms over what we might obtain directly with a supplier, we have concluded that cash flows under the floor plan financing arrangement should be classified as a financing activity in our statement of cash flows. In connection with reviewing the accounting treatment for the floor plan financing, the Company determined that a portion of the floor plan liability was previously included in accounts payable on the Company’s balance sheet. As a result, the Company has corrected the reported balance of the floor plan liability.

•
During fiscal 2008, the Company determined that certain payroll costs previously classified as operating expenses related to service employees directly generating revenues. As such, these payroll costs should have been classified as cost of revenues.

•
Certain OEM partner promotional incentives were previously recorded as a reduction to service cost of revenues.  As these incentives represent a reduction in the cost of product sold, we have reclassified these incentives as a reduction to product cost of revenues.

Additionally, our Annual Report on Form 10-K for the year ended January 5, 2008, filed on March 26, 2008, previously disclosed the correction of one classification error primarily related to the sale of third party manufacturer warranty and service agreements.  The revenue related to the sale of the third party manufacturer warranty and service agreements had been previously recorded at the time of the sale within revenue with the related payments to the third party service providers classified as cost of revenues.  As the Company is not obligated to perform these services, we determined that it is more appropriate to recognize the net amount of revenue and related payments as a net revenue at the time of sale, pursuant to the guidelines of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  There are no changes from the reclassifications previously reported in the Original Filing.  However, as this is also considered a correction of a classification error, this correction (although reflected in our previously issued Annual Report on Form 10-K) is included in Note 1 of our financial statements discussing the restatement.

These corrections did not change the Company’s reported net income (loss) or earnings (loss) per share for any of these periods.

Critical Accounting Policies
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well the reported amounts of revenues and expenses during the reporting period.   Management believes that it consistently applies judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented.  However, any errors in these judgments and estimates may have a material impact on the Company’s statement of operations and financial condition.  Critical accounting policies, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain.  The Company considers its critical accounting policies to be (1) revenue recognition, (2) vendor and trade receivable allowances, (3) valuation of long-lived assets, (4) income taxes, (5) contingencies and accruals and (6) stock based compensation.

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

For revenues generated from the sale of warranty contracts, the Company records revenue at the net amount in accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”).  For further information on warranty contract revenue reporting see Note 1 to Consolidated Financial Statements.

When the Company provides a combination of products and services to customers, the arrangement is evaluated under EITF 00-21, which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. For substantially all products and services we provide to customers (a) the product or service has stand-alone value, (b) fair value of the undelivered item can be estimated and (c) delivery or performance of the undelivered items is considered probable and in the control of the vendor. In most instances, the quoted price for each element is equal to the relative fair value as the Company almost always is required to completive  bid each component of multiple-element arrangements.

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

Pomeroy enters into fixed price maintenance contracts with its customers. The Company provides fixed price maintenance and support services covering specific computer equipment to its customers.  Pomeroy's fixed price contracts may include labor and or parts and a contract's life can cover a period from three months to multiple years. These service contracts are a pre-determined arrangement with contractual values and start and end dates. These fixed-price service  contracts  are  invoiced  upfront  but  the  revenue  is  deferred  and Recognized ratably over the life of the contract. Pomeroy's associated actual expenses, labor and material, are recognized as incurred.

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

Pomeroy recorded in fiscal 2007, a $15.0 million non-cash valuation reserve to reduce the carrying amount of recorded deferred tax assets after management’s review determined that the deferred tax assets may not be recovered from future taxable income in the near future.  The Company considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for this valuation allowance.  The valuation allowance recorded in fiscal 2007; increased the net loss for the fiscal year.  The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and an interpretation of FASB Statement No. 109 (“FIN 48”) on January 6, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination.  The Company includes interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.

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

RESULTS OF OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of net product, and service revenues:

(in thousands)

Financial Results	For the Fiscal Years
	2007	% of Revenues	2006	% of Revenues	2005	% of Revenues
	(As Restated)		(As Restated)		(As Restated)
Net revenues:
Product	$386,605	65.9%	$373,232	62.9%	$483,431	70.7%
Service	200,302	34.1%	219,749	37.1%	200,239	29.3%
Total net revenues	586,907	100.0%	592,981	100.0%	683,670	100.0%

Gross profit
Product	34,249	5.8%	30,930	5.2%	38,454	5.6%
Service	24,399	4.2%	35,612	6.0%	29,157	4.3%
Total gross profit	58,648	10.0%	66,542	11.2%	67,611	9.9%

Gross profit %
Product %	8.9%		8.3%		8.0%
Service %	12.2%		16.2%		14.6%

Operating expenses:
Selling, general and administrative	66,280	11.3%	54,871	9.2%	61,173	9.0%
Depreciation and amortization	4,687	0.8%	4,894	0.8%	5,568	0.8%
Goodwill impairment	98,314	16.7%	3,472	0.6%	16,000	2.3%
Total operating expenses	169,281	28.8%	63,237	10.6%	82,741	12.1%

Income (loss) from operations	(110,633)	-18.8%	3,305	0.6%	(15,130)	-2.2%

Interest income	908	0.2%	582	0.1%	193	0.0%
Interest expense	(1,091)	-0.2%	(1,757)	-0.3%	(1,746)	-0.2%
Net interest income (expense)	(183)	0.0%	(1,175)	-0.2%	(1,553)	-0.2%

Income (loss) before income tax	(110,816)	-18.9%	2,130	0.4%	(16,683)	-2.4%
Income tax expense (benefit)	1,417	0.2%	987	0.2%	(6,021)	-0.8%

Net income (loss)	$(112,233)	-19.1%	$1,143	0.2%	$(10,662)	-1.6%

The following tables set forth, for the restated interim periods for fiscal 2007 and fiscal 2006, information derived from our consolidated statements of operations:

(in thousands)
Financial Results	For the Quarter Ending
	April 5, 2007	July 5, 2007	October 5, 2007	January 5, 2008	April 5, 2006	July 5, 2006	October 5, 2006	January 5, 2007
	(As Restated)				(As Restated)
Net revenues:
Product	$92,210	$91,599	$96,495	$106,301	$88,877	$92,081	$93,678	$98,595
Service	49,783	46,662	47,897	55,960	55,066	59,158	53,519	52,007
Total net revenues	141,993	138,261	144,392	162,261	143,943	151,239	147,197	150,602

Gross profit
Product	9,025	7,883	9,388	7,953	7,096	8,207	7,826	7,801
Service	7,830	7,960	5,556	3,053	6,886	10,019	8,862	9,845
Total gross profit	16,855	15,843	14,944	11,006	13,982	18,226	16,688	17,646

Gross profit %
Product %	9.8%	8.6%	9.7%	7.5%	8.0%	8.9%	8.4%	7.9%
Service %	15.7%	17.1%	11.6%	5.5%	12.5%	16.9%	16.6%	18.9%

Operating expenses:
Selling, general and administrative	12,736	15,978	18,623	18,943	14,417	13,449	13,455	13,550
Depreciation and amortization	1,120	1,149	1,367	1,051	1,334	1,253	1,250	1,057
Goodwill impairment	-	-	98,314	-			3,472	-
Total operating expenses	13,856	17,127	118,304	19,994	15,751	14,702	18,177	14,607

Income (loss) from operations	2,999	(1,284)	(103,360)	(8,988)	(1,769)	3,524	(1,489)	3,039

Interest income	310	220	169	209	146	161	124	151
Interest expense	(296)	(257)	(274)	(264)	(603)	(456)	(294)	(404)
Net interest income (expense)	14	(37)	(105)	(55)	(457)	(295)	(170)	(253)

Income (loss) before income tax	3,013	(1,321)	(103,465)	(9,043)	(2,226)	3,229	(1,659)	2,786
Income tax expense (benefit)	1,188	(468)	(11,671)	12,368	(807)	1,198	(647)	1,243

Net income (loss)	$1,825	$(853)	$(91,794)	$(21,411)	$(1,419)	$2,031	$(1,012)	$1,543

FISCAL YEAR 2007 COMPARED TO FISCAL YEAR 2006 (including restated interim periods)

Total Net Revenues: Total net revenues decreased $6.1 million or 1.0% in fiscal 2007, compared to fiscal 2006. For fiscal 2007 and fiscal 2006, the net revenues were $586.9 million and $593.0 million, respectively.

Product sales increased $13.4 million, an increase of 3.6% in fiscal 2007.  Our product revenue growth came predominantly from advanced product sales, which include high performance/blade server technologies, storage technologies, network and IP technologies, and information security technologies.

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

Gross Profit:  Gross profit was $58.6 million in fiscal 2007, compared to $66.5 million in fiscal 2006. Gross profit, as a percentage of revenue, was 10.0% in fiscal 2007, compared to 11.2% in fiscal 2006.

The product gross profit was $34.2 million in fiscal 2007, compared to $30.9 million in fiscal 2006. Product gross profit as a percentage of product revenues increased to 8.9% in fiscal 2007, compared to 8.3% in fiscal 2006. The increase in product gross margins is due primarily to the higher volumes of advanced product sales and margin improvements as a result of initiatives put in place to promote stronger OEM partnerships.

Service gross profit was $24.4 million in fiscal 2007, compared to $35.6 million in fiscal 2006.  The decline in service gross profit of $11.2 million was the result of lower service revenue, reduced utilization and efficiency rates along with $2.0 million of charges taken in the fourth quarter for loss contracts.   Service margins were 12.2% in fiscal 2007, compared to 16.2% in fiscal 2006.

Following is a summary of the originally reported gross profit percentage and the gross profit percentage based on the restated financial statements for each of the quarters in the years ended January 5, 2008 and 2007.  To the extent gross profit amounts were restated due to the reclassification, an offsetting amount of other expenses were restated.

(in thousands)	For the Quarter Ending
	April 5, 2007	July 5, 2007	October 5, 2007	January 5, 2008	April 5, 2006	July 5, 2006	October 5, 2006	January 5, 2007
AS PREVIOUSLY REPORTED
Gross profit %
Product %	9.6%	8.5%	9.5%	7.3%	7.8%	8.8%	8.2%	7.7%
Service %	29.8%	30.6%	24.0%	17.4%	25.6%	28.2%	28.0%	30.6%
Total %	16.7%	15.9%	14.4%	10.8%	14.6%	16.4%	15.4%	15.6%

AS RESTATED
Gross profit %
Product %	9.8%	8.6%	9.7%	7.5%	8.0%	8.9%	8.4%	7.9%
Service %	15.7%	17.1%	11.6%	5.5%	12.5%	16.9%	16.6%	18.9%
Total %	11.9%	11.5%	10.3%	6.8%	9.7%	12.1%	11.3%	11.7%

Operating Expenses:  Total operating expenses were $169.3 million in fiscal 2007, compared to $63.2 million in fiscal 2006, an increase of $106.1 million. The increase is the result of the following.

•
During the third quarter of fiscal 2007, the Company recorded a goodwill impairment charge of $98.3 million compared to a goodwill impairment charge of $3.5 million in the third quarter of fiscal 2006.  The Company’s declining stock price and failure to meet budgeted results during fiscal 2007 were considered impairment indicators. The Company’s performance did not meet our expectations during fiscal 2007, as a result of shortfalls in revenue and reduced utilization rates. These are the primary factors which contributed to the goodwill impairment charge recorded in fiscal 2007.

•
In fiscal 2007, the Company initiated a project to replace its enterprise reporting system.  As a result, the Company recorded a charge of $2.1 million in the third quarter of fiscal 2007 to write-off certain software and reflects a change in the remaining useful life of other existing software.

•
In fiscal 2007, the Company recorded charges of $0.4 million for severance, $0.3 for non-recoverable transition costs on loss contracts, and $3.0 million for the resolution of certain outstanding lawsuits and payments of earn-out compensation.  These charges were recorded as follows:  $0.9 million in the second quarter, $0.2 million in the third quarter and $2.6 million in the fourth quarter.  In fiscal 2006 the company resolved outstanding lawsuits of $0.1 million.

•
In fiscal 2007, the Company recorded costs of $1.2 million primarily related to a contested Proxy solicitation.  These costs were recorded as follows: $0.9 million in the second quarter and $0.3 million in the third quarter.

•
The Company recorded $3.5 million for bad debt expense in fiscal 2007.  This expense was recorded as follows: $0.1 million in the first quarter, $0.5 million in the second quarter, $2.4 million in the third quarter and $0.5 million in the fourth quarter. The bad debt allowance reflects the Company’s history of charge-offs and the current composition of its accounts receivable portfolio.   In fiscal 2006 the Company incurred bad debt expense of $1.7 million.  This expense was recorded as follows: $0.2 million in the second quarter, $0.3 million in the third quarter and $1.2 million in the fourth quarter.

•
For 2007, other operating expenses increased an additional $2.0 million as a result of the following; an increase in commission expense due to a change in the Company sales commission program that resulted in accruing commissions on invoiced sales that had not been paid as of year end; compensation expense for new executive equity compensation and bonuses related to executive retention; and increases in employee benefits primarily workers compensation.

Income (Loss) from Operations:  Income from operations decreased $113.9 million, to a loss of $110.6 million in fiscal 2007 from income of $3.3 million in fiscal 2006. The decrease in income from operations was primarily the result of increase in operating expenses for fiscal 2007, as described above.

Net Interest: Fiscal 2007 had net interest expense of $0.2 million compared to net interest expense of $1.2 million during fiscal 2006. This decrease in net interest expense was a result of decreased borrowings under the Company’s credit facility and an increase in interest earned due to cash on hand.

Income Taxes:  Income tax was $1.4 million in fiscal 2007, compared to $1.0 million for fiscal 2006.  The Company’s effective income tax rate in fiscal 2007 was 1.3%.  For fiscal 2006, the effective income tax rate was 46.3%. This fluctuation was principally related to permanent differences associated with goodwill impairment charges discussed above and $15.0 million of non-cash tax valuation reserves established in the fourth quarter of fiscal 2007, due to the uncertainty of future utilization of the deferred tax assets.

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

Service revenues increased $19.5 million, or 9.7%, to $219.7 million in fiscal 2006, from $200.2 million in fiscal year 2005. The increase in service revenues related primarily to the growth from the technical staffing engagements.

(in thousands)
Service Revenue:	Fiscal 2006	Fiscal 2005
Technical Staffing	$87.0	$61.2
Infrastructure Services	132.7	139.0
Total Service Revenue	$219.7	$200.2

Technical Staffing revenue increased as a result of an expanded relationship with one of our largest customers. Technical Staffing revenue accounted for approximately 39.6% of total service revenues, compared to 30.6% in fiscal 2005.  Infrastructure Services revenues decreased $6.3 million in fiscal 2006.  Infrastructure services revenues were approximately 60.4% of total service revenues in fiscal 2006, compared to 69.4% in fiscal 2005.

Gross Profit:  The gross profit margin was 11.2% in fiscal 2006, compared to 9.9% in fiscal 2005.  This increase in gross profit margin is primarily due to a change in the product/service mix, with a greater percentage from higher margin service revenue that produced higher gross margins.

Product gross profit was $30.9 million in fiscal 2006, compared to $38.5 million in fiscal 2005.  Product gross profit margins were 8.3% in fiscal 2006, compared to 8.0% in fiscal 2005.

Service gross profit was $35.6 million in fiscal 2006, compared to $29.2 million in fiscal 2005. Service gross profit margins were 16.2% in fiscal 2006, compared to 14.6% in fiscal 2005.

Operating Expenses:  Total operating expenses decreased $19.5 million, or 23.7%, to $63.2 million in fiscal 2006, from $82.7 million in fiscal 2005. Part of this decrease was due to lower goodwill impairment charges recorded in fiscal 2006, compared to fiscal 2005. For the year ended January 5, 2006, the Company determined there was impairment. The primary factor leading to the impairment was the Company's declining stock price in the fourth quarter of 2005. The second step of the goodwill impairment test was not completed prior to the issuance of the fiscal 2005 financial statements. Therefore, the Company recognized a charge of $16.0 million as a reasonable estimate of the impairment loss in its fiscal 2005 financial statements. During the third quarter of fiscal 2006, the Company completed the second step of the goodwill analysis as required under SFAS 142 and recorded additional impairment charges of $3.5 million in fiscal 2006.  Additionally, during fiscal 2005, the Company recorded restructuring charges aggregating $1.4 million due to unrecoverable assets related to the Company’s former wholly-owned subsidiary, Technology Integration Financial Services (“TIFS”).  Substantially all the assets of TIFS were sold in fiscal 2002.  In addition, the Company incurred bad debt expenses of $1.7 million in fiscal 2006, as compared to $2.0 million in fiscal 2005.

Income (Loss) from Operations: Income from operations increased $18.4 million, to $3.3 million in fiscal 2006, from a loss of $15.1 million in fiscal 2005. The Company's operating margin increased to  0.6% in fiscal 2006, compared to a negative 2.2% in fiscal 2005.  This increase is a result of the decrease in operating expenses as described above.

Net Interest:  Net interest expense was $1.2 million during fiscal 2006, compared to $1.6 million during fiscal 2005. This decrease in net interest expense was a result of decreased borrowings under the Company's credit facility and an increase in interest earned due to cash on hand offset by an increase due to the accretion of interest of future rental payments that were accrued for a leased facility that was part of the ARC acquisition.

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

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash from operations, cash on hand and the credit facility described below. Cash used in operating activities was $5.1 million in fiscal 2007. Cash used in investing activities was $3.6 million which was primarily for capital expenditures of $3.6 million along with the purchases and redemptions of certificates of deposit for $37 thousand.  Cash from financing activities was $8.4 million which included a $9.4 million increase in floor plan financings, $0.1 million from the exercise of stock options and related excess tax benefit and $0.3 million proceeds from the employee stock purchase plan, partially offset by $1.4 million for the purchase of treasury stock.

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

Cash used in operating activities in fiscal 2007 was $5.1 million, compared to cash provided by operations of $27.6 million in fiscal 2006.  The decrease in net cash provided by operating activities in fiscal 2007 as compared to fiscal 2006 resulted primary from the timing of payments for accounts payable; fiscal 2007 accounts payable decreased  $0.7 million compared to a $25.3 million increase in fiscal 2006. In fiscal 2007, trade, vendor and other receivables increased $7.6 million due primarily to timing of payments from customers and vendors.

Cash flow provided by operating activities was $27.6 million in fiscal 2006, compared to $0.8 million in fiscal 2005. The increase in cash flows from operating activities in fiscal 2006 compared to fiscal 2005 resulted primarily from timing of payments on accounts payable, offset by a reduction in accounts receivable and inventories. Increased product sales in the fourth quarter and the use of subcontractors on new outsourcing contracts contributed to an increase in accounts payable of $25.3 million. Trade, vendor and other receivables increased $8.2 million primarily due to timing of payments from customers and vendors. Inventories increased $2.6 million due to customer owned inventory not being shipped by the end of the year.

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At January 5, 2008, these lines of credit totaled $91.5 million, including $80.0 million with GE Commercial Distribution Finance (“GECDF”), and $3.5 million with IBM Credit Corporation (“ICC”). Borrowings under the GECDF floor plan arrangements are made on 30 day notes. Borrowings under the ICC floor plan arrangements are made on 15 day notes. All such borrowings are secured by the related inventory. Interest was imputed on these borrowings at a rate of 6.0% per annum for the years ended January 5, 2008 and 2007.  The Company classifies amounts outstanding under the floor plan arrangements as floor plan financing liability which is a current liability in the consolidated balance sheets.  Payments made under floor plan arrangements are classified as financing activities in the consolidated statements of cash flows. As discussed in this Form 10-K/A, the Company has corrected its classification of cash flows related to the floor plan arrangements, disclosing these cash flows as financing rather than operating cash flows. There was no change in the amounts of reported cash and cash equivalents.  Following is a summary of the impact of this correction for each of the quarters in the years ended January 5, 2008 and 2007:

	Fiscal 2007
(in thousands)	Previously reported	Adjustments	Restated

First Quarter:
Net cash flows from operating activities	$240	$5,973	$6,213
Net cash flows from financing activities	$204	$(5,973)	$(5,769)

Second Quarter:
Net cash flows from operating activities	$(710)	$(5,239)	$(5,949)
Net cash flows from financing activities	$(373)	$5,239	$4,866

Third Quarter:
Net cash flows from operating activities	$(5,368)	$(1,845)	$(7,213)
Net cash flows from financing activities	$173	$1,845	$2,018

Fourth Quarter:
Net cash flows from operating activities	$10,132	$(8,242)	$1,890
Net cash flows from financing activities	$(977)	$8,242	$7,265

Full Fiscal Year:
Net cash flows from operating activities	$4,294	$(9,353)	$(5,059)
Net cash flows from financing activities	$(973)	$9,353	$8,380

	Fiscal 2006
(in thousands)	Previously reported	Adjustments	Restated

First Quarter:
Net cash flows from operating activities	$6,922	$3,796	$10,718
Net cash flows from financing activities	$(6,108)	$(3,796)	$(9,904)

Second Quarter:
Net cash flows from operating activities	$9,189	$(4,224)	$4,965
Net cash flows from financing activities	$(8,985)	$4,224	$(4,761)

Third Quarter:
Net cash flows from operating activities	$754	$(2,886)	$(2,132)
Net cash flows from financing activities	$(1,066)	$2,886	$1,820

Fourth Quarter:
Net cash flows from operating activities	$13,236	$837	$14,073
Net cash flows from financing activities	$(1,126)	$(837)	$(1,963)

Full Fiscal Year:
Net cash flows from operating activities	$30,101	$(2,477)	$27,624
Net cash flows from financing activities	$(17,285)	$2,477	$(14,808)

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

The Company did not have a balance outstanding under the credit facility at January 5, 2008 or 2007; the amounts available were $56.7 million and $56.5 million, respectively.  Under the terms of the credit facility, the Company is subject to various financial covenants, which include maintaining a minimum level of tangible net worth, maintaining a minimum fixed charge coverage ratio, restricting the level of funded indebtedness to EBITDA, and restricting the amount of net loss after tax.  As of January 5, 2008, the Company was in violation of its financial covenants and based upon the trailing four quarters’ results, the Company anticipates that it will be in violation of the covenants in the first quarter of fiscal 2008. The Company is working with the lenders to obtain waivers for both the fiscal year end and the first quarter and anticipates receiving waivers for these violations.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Aggregated information about the Company’s contractual obligations as of January 5, 2008 is presented in the following table:

Contractual Obligations:	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$17,122	$5,273	$4,612	$3,167	$4,070
Restructuring payments	2,734	1,678	1,056	-	-
Floor plan arrangements	25,949	25,949	-	-	-

Total contractual cash obligations	$45,805	$32,900	$5,668	$3,167	$4,070

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

Evaluation of Disclosure Controls and Procedures

Management of Pomeroy IT Solutions, Inc (the “Company”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in the evaluation. Based on the evaluation, management concluded that as of the end of the period covered by this report, due to the material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules. Despite the control weaknesses described below, management has taken subsequent actions to ensure that the financial statements reported in this Form 10-K/A for the fiscal year ended January 5, 2008, fairly present, in all material respects, the consolidated financial condition and results of operations of the Company for the fiscal years presented.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 5, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on such assessment, management initially concluded that the Company’s internal control over financial reporting was effective as of January 5, 2008.

On December 23, 2008, the Company’s Audit Committee concluded that the Company should restate its previously issued financial statements to correct classification errors related to the following:

•
The Company previously classified cash flows for floor plan financing arrangements with a third party lender that is not a supplier as operating cash flows instead of financing cash flows.  In addition, as a result of this change in classification, a portion of amounts paid under the floor plan should be reclassified from cost of revenues to interest expense on the consolidated statements of operations. In connection with reviewing the accounting treatment for the floor plan financing, the Company determined that a portion of the floor plan liability was previously included in accounts payable on the Company’s balance sheet. As a result, the Company has corrected the reported balance of the floor plan liability.

•
Certain payroll related expenses for personnel providing services to customers, which had been included in operating expenses rather than cost of revenues.  The correction of the classification of these expenses has no impact on the total reported net income (loss), or earnings (loss) per share.  However, it did change the reported gross profit.

•
Certain OEM partner promotional incentives were previously recorded as a reduction to service cost of revenues.  As these incentives represent a reduction in the cost of product sold, we have reclassified these incentives as a reduction of product cost of revenues.

As noted above, management had previously concluded that internal controls over financial reporting were effective for reporting at January 5, 2008. However after evaluating the nature of the above errors and the resulting restatement, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the material weaknesses discussed below existed in the Company’s internal controls over financial reporting at January 5, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the Company’s evaluation, the Company has concluded that it did not maintain effective internal control over financial reporting as of January 5, 2008, as a result of the material weaknesses discussed below.

1.
The Company did not maintain effective internal control over the financial reporting and close function to appropriately apply generally accepted accounting principles ensuring the adequacy of amounts and completeness of disclosures in the consolidated financial statements, resulting in the misclassification of  cash flows from floor plan financing.

2.
The Company did not maintain effective internal control over financial reporting to ensure that all costs such as payroll costs and vendor incentive payments are appropriately classified in the proper financial statement category.  As a result, certain cost of revenues were classified improperly in the financial statements.

Pomeroy management has taken action to remediate the material weaknesses noted above, including:

1.
All finance agreements including floor plan arrangements will be reviewed by the finance group upon execution of such agreements and on a quarterly basis to ensure activity under these agreements is being properly recorded and reported in the consolidated financial statements.

2.
The Company has implemented a detailed budgeting process and carefully reviewed financial statement classification of all significant costs as part of this process.  The Company will perform budget to actual comparisons on a quarterly basis as one control to ensure that costs are classified in the appropriate financial statement categories. In addition, any changes to general ledger account classification within the financial statements will be documented, reviewed and approved by qualified accounting personnel on a quarterly basis.

Pomeroy management will assign the highest priority to Pomeroy’s remediation efforts, with the goal of remediating the material weaknesses by the end of 2009.  However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the revised controls, no assurance can be given as to the timing of achievement of remediation.

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

Item 9B.	Other Information

N/A

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

In our report dated March 18, 2008, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of January 5, 2008.  Subsequent to March 18, 2008, Pomeroy IT Solutions, Inc. identified a material misstatement in its annual and quarterly consolidated financial statements for the years ended January 5, 2008, 2007 and 2006, requiring restatement of such financial statements.  Management revised its assessment of internal control over financial reporting due to the identification of material weaknesses, described in the following paragraph, in connection with the financial statement restatement.  Accordingly, our opinion on the effectiveness of Pomeroy IT Solutions, Inc.’s internal control over financial reporting as of January 5, 2008 expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment:

1.
The Company did not maintain effective internal control over the financial reporting and close function to appropriately apply generally accepted accounting principles ensuring the adequacy of amounts and completeness of disclosures in the consolidated financial statements, resulting in the misclassification of cash flows from floor plan financing.

2.
The Company did not maintain effective internal control over financial reporting to ensure that all costs such as payroll costs and vendor incentive payments are appropriately classified in the proper financial statement category.  As a result, certain cost of revenues were classified improperly in the financial statements.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied to our audit of the 2007 financial statements (as restated).

In our opinion, Pomeroy IT Solutions, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of January 5, 2008, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pomeroy IT Solutions, Inc. as of January 5, 2008 and 2007, and the related consolidated statements of operations, equity, and cash flows for the years then ended and our report dated March 18, 2008, except as to Note 1 which is as of January 30, 2009, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 18, 2008, except as to the effect of the material weaknesses, which is dated January 30, 2009

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

2007 Form
10-K/A Page
1.	Financial Statements:

	Reports of Independent Registered Public Accounting Firm		F-1 to F-2

	Consolidated Balance Sheets, January 5, 2008 and January 5, 2007		F-3 to F-4

For each of the three fiscal years in the period ended January 5, 2008:

	Consolidated Statements of Operations		F-5

	Consolidated Statements of Equity		F-6

	Consolidated Statements of Cash Flow		F-7

	Notes to Consolidated Financial Statements		F-8 to F-26

2.	Financial Statement Schedule None

3.	Exhibits		Filed Herewith (page #) or Incorporated by Reference to:

	3(i)(a)1	Certificate of Incorporation of Pomeroy Computer Resources, dated February, 1992	Exhibit 3(i)(a)(1) of Company’s Form 10-Q filed Aug. 11, 2000

	3(i)(a)2	Certificate of Amendment to Certificate of Incorporation, dated July 1997	Exhibit 3(i)(a)(2) of Company’s Form 10-Q filed Aug. 11, 2000

	3(i)(a)3	Certificate of Designations of Series A Junior Participating Preferred Stock of Pomeroy Computer Resources, Inc. February 1998	Exhibit 3(i)(a)(3) of Company’s Form 10-Q filed Aug. 11, 2000

	3(i)(a)4	Certificate of Amendment to Certificate of Incorporation, dated August 2000	Exhibit 3(i)(a)(4) of Company’s Form 10-Q filed Aug. 11, 2000

3(i)(a)5	Certificate of Amendment to Certificate of Incorporation for Pomeroy Computer Resources, Inc., dated June 19, 2003	Exhibit 3(I)(a)5 of Company’s Form 10-Q filed August 19, 2003

(3)(i)(a)6	Certificate of Amendment to Certificate of Incorporation for Pomeroy Computer Resources Sales Company, Inc., dated June 19, 2003	Exhibit 3(I)(a)6 of Company’s Form 10-Q filed August 19, 2003

3(ii)	Bylaws of the Company as amended on January 24, 2008	Exhibit 3(ii) of Company’s Form 10-K filed on March 26, 2008

10(i)	Material Agreements

(a)	Agreement for Wholesale Financing (Security Agreement) between IBM Credit Corporation and the Company dated April 2, 1992	Exhibit 10(i)(b)(1) of Company's Form 10-K filed April 7, 1994

(b)	Addendum to Agreement for Wholesale Financing between IBM Credit Corporation and the Company dated July 7, 1993	Exhibit 10(i)(b)(2) of Company's Form 10-K filed April 7, 1994

(c)	IBM Agreement for authorized Dealers and Industry Remarketers with the Company, dated September 3, 1991	Company's Form S-1 filed Feb. 14. 1992

(d)	Schedule of Substantially	Exhibit 10(i)(e)(2) of
	Identical IBM Agreements for Authorized Dealers And Industry Remarketers	Company's Form S-1 filed Feb. 14, 1992

(e)	Asset purchase agreement by, between and among Pomeroy Select Integration Solutions, Inc. and Verity Solutions, LLC and John R. Blackburn, dated August 30, 2002	Exhibit 10(I)(mm)(10) of Company’s Form 10-Q filed May 20, 2002

(f)	Covenant not to compete agreement between John R. Blackburn and Pomeroy Select Integration Solutions, Inc.	Exhibit 10(I)(mm)(11) of the Company’s Form 10-Q filed May 20, 2002

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
Filed as Exhibit 99.1 to the Company’s 8-K filed July 13, 2007

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
Exhibit 10 (ii) of the Company’s Form 10-Q filed May 17, 2004

10(ii)	Material ordinary course of business contracts that require filing

(a)	Lease Agreement by and between Pomeroy Investments, LLC and Pomeroy Select Integration Solutions, Inc. , dated September 12, 2005	Exhibit 10(ii)(D)(1) of Form 10K Filed April 14, 2006

(b)	Aircraft Lease Agreement by and between Suntrust Leasing Corporation and Pomeroy IT Solutions Sales Company, Inc and Pomeroy Select Integration Solutions, Inc., dated December 28, 2005	Exhibit 10(ii)(D)(2) of Form 10K Filed April 14, 2006

(c)	Third Amendment to Lease Agreement by and between Pomeroy Investment, LLC and Pomeroy IT Solutions, Inc.	Exhibit 10(ii)(D)(3) of Form 10K Filed April 14, 2006

(d)	Consulting Agreement by and between Pomeroy IT Solutions, Inc. and David B. Pomeroy, effective January 5, 2005	Exhibit 10 (ii) (A) of the Company’s Form 8-K filed February 3, 2005

(e)	Amendment No. 4 to Amended and Restated Credit Facilities Agreement between the Company and GE Commercial Distribution Finance Corporation	Filed as Exhibit 99.1 to the Company’s 8-K filed June 29, 2007

10 (iii)	Material Employee Benefit and Other Agreements

(a)	The Company Savings 401(k) Plan, effective July 1, 1991	Exhibit 10(iii)(d) of Company’s Form S-1 filed Feb. 14, 1992

(b)	The Company’s 2002 Amended and Restated Stock Incentive Plan	Exhibit B to the Company’s Definitive Proxy Statement filed May 4, 2004

(c)	The Company's 2002 Amended and Restated Outside Directors Stock Option Plan	Exhibit C to the Company's Definitive Proxy Statement filed May 5, 2006

(d)	2002 Amended and Restated Stock Incentive Plan of Pomeroy IT Solutions, Inc.	Exhibit B of the Company’s Definitive Proxy, Schedule 14A, filed May 4, 2004

(e)	Employment Agreement of Kevin G. Gregory	Exhibit 10(iii)(o)(1) of Company’s Form 10K filed April 14, 2006

(f)	Employment Agreement of Keith Blachowiak	Exhibit 10(iii)(A) of the Company’s Form 8-K filed February 13, 2006

(g)	Employment Agreement of Keith R. Coogan	Exhibit 10.1 of the Form 8-K filed October 19, 2007

(h)	Employment Agreement of Christopher C. Froman	Exhibit 10.1 of the Form 8-K filed December 7, 2007

(i)	Employment Agreement of Luther K. Kearns	Filed as Exhibit 10.1 To the Company’s 8-K filed March 20, 2008

(j)	Special Change in Control Bonus Agreement by and between Pomeroy IT Solutions, Inc. and Kevin G. Gregory, effective December 11, 2007	Filed as Exhibit 10.1 to the Company’s 8-K report on December 14, 2007

(k)	Special Change in Control Bonus Agreement by and between Pomeroy IT Solutions, Inc. and Keith Blachowiak, effective December 11, 2007	Filed as Exhibit 10.4 to the Company’s 8-K report on December 14, 2007

(l)	Special Change in Control Bonus Agreement by and between Pomeroy IT Solutions, Inc. and Luther K. Kearns, effective December 11, 2007	Filed as Exhibit 10.1 to the Company’s 8-K report on March 17, 2008

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
Filed as Exhibit 99.1 to the Company’s 8-K filed July 13, 2007

11	Computation of Per Share Earnings	See Note 2 of Notes to Consolidated Financial Statements

14	Code of Ethics	Filed as Exhibit 14 of Company’s Form 10-K filed on March 26, 2008

21	Subsidiaries of the Company

23.1	Consent of BDO Seidman, LLP Consent of Crowe Horwath LLP

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Section 906 CEO Certification

32.2	Section 906 CFO Certification

31.1	Section 302 CEO Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pomeroy IT Solutions, Inc.

By: /s/ Craig J. Propst
Craig J. Propst
Senior Vice President, Treasurer and Chief Financial Officer

Dated: January 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

By: /s/ Richard S. Press	January 30, 2009
Richard S. Press, Chairman, Director

By: /s/ Christopher C. Froman	January 30, 2009
Christopher C. Froman, President and Chief Executive Officer

By: /s/ David G. Boucher	January 30, 2009
David G. Boucher, Director

By: /s/ Ronald E. Krieg	January 30, 2009
Ronald E. Krieg, Director

By: /s/ David B. Pomeroy II	January 30, 2009
David B. Pomeroy II, Director

By: /s/ Keith R. Coogan	January 30, 2009
Keith R. Coogan, Director

By: /s/ Michael A. Ruffolo	January 30, 2009
Michael A. Ruffolo, Director

By: /s/ Jonathan Starr	January 30, 2009
Jonathan Starr, Director

By: /s/ Debra E. Tibey	January 30, 2009
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

As discussed in Note 1, the Company has restated its financial statements to correct certain classification errors for the years ended January 5, 2008 and 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pomeroy IT Solutions, Inc. internal control over financial reporting as of January 5, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2008, except as to the effect of the material weaknesses which is dated January 30, 2009, expressed an adverse opinion thereon.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 18, 2008, except for Note 1 which is as of January 30, 2009

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

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements referred to above have been restated to correct certain classification errors.

Crowe Horwath LLP

/s/ Crowe Horwath LLP

Louisville, Kentucky
April 14, 2006, except for Note 1 as to which the date is January 30, 2009

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

F. 3

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	January 5,	January 5,
	2008	2007
LIABILITIES AND EQUITY	(As Restated)	(As Restated)

Current Liabilities:
Floor plan financing	$25,949	$16,596
Accounts payable - trade	57,395	58,130
Deferred revenue	1,949	2,604
Employee compensation and benefits	10,248	8,642
Accrued facility closing cost and severance	1,678	1,286
Other current liabilities	15,542	14,412
Total current liabilities	112,761	101,670

Accrued facility closing cost and severance	1,056	2,313

Equity:
Preferred stock, $.01 par value; authorized 2,000 shares, (no shares issued or outstanding)	-	-
Common stock, $.01 par value; authorized 20,000 shares, (13,513 and 13,476 shares issued, respectively)	140	137
Paid in capital	91,399	89,992
Accumulated other comprehensive income	20	15
Retained earnings	14,200	126,433
	105,759	216,577
Less treasury stock, at cost (1,323 and 1,130 shares, respectively)	12,992	11,597
Total equity	92,767	204,980
Total liabilities and equity	$206,584	$308,963

See accompanying notes to consolidated financial statements.

F. 4

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	Fiscal Years Ended
	January 5,	January 5,	January 5,
	2008	2007	2006
	(As Restated)	(As Restated)	(As Restated)

Net revenues:
Product	$386,605	$373,232	$483,431
Service	200,302	219,749	200,239
Total net revenues	586,907	592,981	683,670

Cost of revenues:
Product	352,356	342,302	444,977
Service	175,903	184,137	171,082
Total cost of revenues	528,259	526,439	616,059

Gross profit	58,648	66,542	67,611

Operating expenses:
Selling, general and administrative	66,280	54,871	61,173
Depreciation and amortization	4,687	4,894	5,568
Goodwill impairment	98,314	3,472	16,000
Total operating expenses	169,281	63,237	82,741

Income (loss) from operations	(110,633)	3,305	(15,130)

Interest income	908	582	193
Interest expense	(1,091)	(1,757)	(1,746)
Interest income (expense)	(183)	(1,175)	(1,553)

Income (loss) before income tax	(110,816)	2,130	(16,683)
Income tax expense (benefit)	1,417	987	(6,021)
Net income (loss)	$(112,233)	$1,143	$(10,662)

Weighted average shares outstanding:
Basic	12,331	12,570	12,554
Diluted (1)	12,331	12,659	12,554

Earnings (loss) per common share:
Basic	$(9.10)	$0.09	$(0.85)
Diluted (1)	$(9.10)	$0.09	$(0.85)

(1) Dilutive loss per common share for the years ended January 5, 2008 and January 5, 2006 would have been anti-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options and unearned restricted shares.

See accompanying notes to consolidated financial statements.

F. 5

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)	Common	Paid-in	Unearned	Retained	Treasury	Accumulated Other Comprehensive	Total	Comprehensive
	Stock	Capital	Compensation	Earnings	Stock	Income (Loss)	Equity	Income (Loss)

Balances at January 6, 2005	$132	$85,231	$-	$136,183	$(8,746)	$(78)	$212,722
Net loss				(10,662)			(10,662)	$(10,662)
Cumulative translation adjustment						102	102	102
Treasury stock purchased					(376)		(376)
Restricted stock issued	1	1,265	(1,266)				-
Restricted stock earned			68				68
Stock options exercised and related tax benefit	2	2,461					2,463

19,688 common shares issued for employee stock purchase plan		169					169
Comprehensive loss								$(10,560)

Balances at January 5, 2006	135	89,126	(1,198)	125,521	(9,122)	24	204,486
Net income				1,143			1,143	1,143
Cumulative translation adjustment						(9)	(9)	(9)
Treasury stock purchased					(2,475)		(2,475)

Reclassification of unearned compensation		(1,198)	1,198				-
Restricted stock issued	1	(1)					-
Stock options exercised and related tax benefit	1	190					191
46,100 common shares issued for employee stock purchase plan		304					304
Equity compensation expense		1,571					1,571
Comprehensive income								$1,134

Balances at January 5, 2007 as reported	137	89,992	-	126,664	(11,597)	15	205,211
Adjustment to initially apply FIN 48,

Accounting for Uncertainty in Income Taxes				(231)			(231)
Adjusted balance at January 6, 2007	137	89,992	-	126,433	(11,597)	15	204,980
Net loss				(112,233)			(112,233)	(112,233)
Cumulative translation adjustment						5	5	5
Treasury stock purchased					(1,395)		(1,395)
Restricted stock issued	2	(2)					-
Stock options exercised and related tax benefit		109					109
48,949 common shares issued for employee stock purchase plan	1	312					313
Equity compensation expense		988					988
Comprehensive loss								$(112,228)
Balances at January 5, 2008	$140	$91,399	$-	$14,200	$(12,992)	$20	$92,767

See accompanying notes to consolidated financial statements.

F. 6

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Fiscal Years Ended January 5
	2008	2007	2006
Cash Flows from Operating Activities:	(As Restated)	(As Restated)	(As Restated)
Net income (loss)	$(112,233)	$1,143	$(10,662)
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation and amortization	5,018	4,926	5,597
Stock option, restricted stock compensation and employee purchase plan expense	988	1,571	68
Facility closing cost and severance	355	133	2,305
Goodwill impairment	98,314	3,472	16,000
Provision for doubtful accounts	3,528	1,690	2,000
Amortization of unearned income	(34)	(66)	(161)
Deferred income taxes	1,256	153	(4,038)
Loss on disposal of fixed assets	1,953	287	15
Changes in working capital accounts:
Accounts receivable	(7,647)	(8,215)	9,186
Inventories	463	(2,609)	1,882
Other current assets	1,269	1,818	(2,585)
Net investment in leases	908	1,417	2,949
Accounts payable trade	(735)	25,260	(20,188)
Deferred revenue	(655)	(840)	(46)
Income tax payable	-	(148)	95
Other, net	2,193	(2,368)	(1,611)
Net operating activities	(5,059)	27,624	806
Cash Flows used in Investing Activities:
Capital expenditures	(3,572)	(2,261)	(3,454)
Proceeds from sale of fixed assets	2	-	6
Proceeds from redemption of certificate of deposits	2,164	2,682	-
Purchases of certificate of deposits	(2,201)	(129)	(81)
Payment for covenant not-to-compete	-	(285)	-
Acquisitions of businesses	-	(738)	(1,256)
Net investing activities	(3,607)	(731)	(4,785)
Cash Flows from (used in) Financing Activities:
Net increase (reduction) in floor plan financing	9,353	2,477	(5,234)
Payments of acquisition notes payable	-	-	(662)
Net payments of short-term borrowings	-	(15,304)	(4,849)
Proceeds from exercise of stock options	96	174	2,194
Excess tax benefit related to exercise of stock options	13	16	-
Purchase of treasury stock	(1,395)	(2,475)	(376)
Proceeds from issuance of common shares for employee stock purchase plan	313	304	169
Net financing activities	8,380	(14,808)	(8,758)
Effect of exchange rate changes on cash and cash equivalents	6	(9)	102
(Decrease) increase in cash and cash equivalents	(280)	12,076	(12,635)
Cash and cash equivalents:
Beginning of year	13,562	1,486	14,121
End of year	$13,282	$13,562	$1,486

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

1.	Restatement of Financial Statements

On December 23, 2008, management and the Audit Committee of the Board of Directors of the Company concluded that it was necessary to restate the Company’s previously issued consolidated financial statements for the periods ended January 5, 2008, 2007 and 2006 contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2008 due to classification errors related to the following:

•
The Company’s floor plan financing arrangement is with a third party lender and does provide the Company with a modest extension of the credit terms over what might be obtained directly with a supplier.  As such, cash flows under the floor plan financing arrangement should be classified as a financing activity instead of as an operating activity in the consolidated statements of cash flows.  In connection with reviewing the accounting treatment for the floor plan financing, the Company determined that a portion of the floor plan liability was previously included in accounts payable on the Company’s balance sheet. As a result, the Company has corrected the reported balance of the floor plan liability. The impact of this restatement is a decrease in net cash flows from operating activities and a corresponding increase in net cash flows from financing activities of $9,353 and $2,477 in 2007 and 2006, respectively, and an increase in net cash flows from operating activities and a corresponding decrease in net cash flows from financing activities of $5,234 in 2005.  In addition, as a result of this change in classification, a portion of amounts paid under the floor plan should be reclassified from cost of revenues to interest expense on the consolidated statements of operations.  The impact of this restatement is a decrease in product cost of revenues and a corresponding increase in interest expense of $634 in 2007, $608 in 2006 and $718 in 2005.

•
Certain payroll costs previously classified as operating expenses related to service employees directly generating revenues. As such, these payroll costs should have been classified as service cost of revenues.  The impact of this restatement is an increase in service cost of revenues and corresponding decrease in operating expenses of $25,971 in 2007, $26,102 in 2006 and $24,837 in 2005.

•
Certain OEM partner promotional incentives were previously recorded as a reduction to service cost of revenues. As these incentives represent a reduction in the cost of product sold, we have reclassified these incentives as a reduction of product cost of revenues. The impact of this restatement is a decrease in product cost of revenues and a corresponding increase in service cost of revenues of $1,538 in 2007, $779 in 2006 and $1,688 in 2005.

Additionally, during fiscal 2007 the Company had revised its historical financial statements to reclassify revenue and costs primarily related to the sale of third party manufacturer warranty and service agreements.  The revenue related to the sale of third party manufacturer warranty and service agreements was previously recorded at the time of the sale within net revenues with the related payments to the third party service providers classified as cost of revenues.  As the Company is not obligated to perform these services, we determined it is more appropriate to recognize the net amount of revenue and related payments as a net revenue at the time of sale, pursuant to the guidelines of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  The impact of the revision was a decrease in total net revenues and corresponding decrease in cost of revenues of $38,651 and $31,079 in fiscal 2006 and fiscal 2005, respectively.

The following information discloses the impact of these corrections on the consolidated statements of operations for the full fiscal years ended January 5, 2008, 2007 and 2006:

F. 8

	Fiscal 2007
(in thousands)	As Previously Reported	Adjustments	Restated

Net revenues:
Product	$386,605	$-	$386,605
Service	200,302	-	200,302
Total net revenues	$586,907	$-	$586,907

Cost of Revenues
Product	$354,528	$(2,172)	$352,356
Service	148,394	27,509	175,903
Total cost of revenues	$502,922	$25,337	$528,259

Gross profit	83,985	(25,337)	58,648

Product Gross Profit %	8.3%		8.9%
Service Gross Profit %	25.9%		12.2%
Total Gross Profit %	14.3%		10.0%

Operating expenses
Selling, general and administrative	$92,251	$(25,971)	$66,280
Depreciation and amortization	4,687	-	4,687
Goodwil impairment	98,314	-	98,314
Total operating expenses	195,252	(25,971)	169,281

Loss from operations	(111,267)	634	(110,633)

Interest income	908	-	908
Interest expense	(457)	(634)	(1,091)
Interest income (expense)	451	(634)	(183)

Loss before income tax	(110,816)	-	(110,816)
Income tax expense	1,417	-	1,417
Net loss	$(112,233)	$-	$(112,233)

Earnings (loss) per common share:
Basic	$(9.10)	$-	$(9.10)
Diluted	$(9.10)	$-	$(9.10)

F. 9

	Fiscal 2006
(in thousands)	Originally Reported in 2006 Form 10-K	Adjustments	As Revised in 2007 Form 10-K	Adjustments	Restated

Net revenues:
Product	$373,232	$-	$373,232	$-	$373,232
Service	258,400	(38,651)	219,749	-	219,749
Total net revenues	$631,632	$(38,651)	$592,981	$-	$592,981

Cost of Revenues
Product	$343,689	$-	$343,689	$(1,387)	$342,302
Service	195,907	(38,651)	157,256	26,881	184,137
Total cost of revenues	$539,596	$(38,651)	$500,945	$25,494	$526,439

Gross profit	92,036	-	92,036	(25,494)	66,542

Product Gross Profit %	7.9%		7.9%		8.3%
Service Gross Profit %	24.2%		28.4%		16.2%
Total Gross Profit %	14.6%		15.5%		11.2%

Operating expenses
Selling, general and administrative	$80,973	$-	$80,973	$(26,102)	$54,871
Depreciation and amortization	4,894	-	4,894	-	4,894
Goodwill impairment	3,472	-	3,472	-	3,472
Total operating expenses	89,339	-	89,339	(26,102)	63,237

Income from operations	2,697	-	2,697	608	3,305

Interest income	582	-	582	-	582
Interest expense	(1,149)	-	(1,149)	(608)	(1,757)
Interest income (expense)	(567)	-	(567)	(608)	(1,175)

Income before income tax	2,130	-	2,130	-	2,130
Income tax expense	987	-	987	-	987
Net income	$1,143	$-	$1,143	$-	$1,143

Earnings common share:
Basic	$0.09	$-	$0.09	$-	$0.09
Diluted	$0.09	$-	$0.09	$-	$0.09

F. 10

	Fiscal 2005
(in thousands)	Originally Reported in 2005 Form 10-K	Adjustments	As Revised in 2007 Form 10-K	Adjustments	Restated

Net revenues:
Product	$483,431	$-	$483,431	$-	$483,431
Service	231,318	(31,079)	200,239	-	200,239
Total net revenues	$714,749	$(31,079)	$683,670	$-	$683,670

Cost of Revenues
Product	$447,383	$-	$447,383	$(2,406)	$444,977
Service	175,636	(31,079)	144,557	26,525	171,082
Total cost of revenues	$623,019	$(31,079)	$591,940	$24,119	$616,059

Gross profit	91,730	-	91,730	(24,119)	67,611

Product Gross Profit %	7.5%		7.5%		8.0%
Service Gross Profit %	24.1%		27.8%		14.6%
Total Gross Profit %	12.8%		13.4%		9.9%

Operating expenses
Selling, general and administrative	$86,010	$-	$86,010	$(24,837)	$61,173
Depreciation and amortization	5,568	-	5,568	-	5,568
Goodwill impairment	16,000	-	16,000	-	16,000
Total operating expenses	107,578	-	107,578	(24,837)	82,741

Income (loss) from operations	(15,848)	-	(15,848)	718	(15,130)

Interest income	193	-	193	-	193
Interest expense	(1,028)	-	(1,028)	(718)	(1,746)
Interest income (expense)	(835)	-	(835)	(718)	(1,553)

Loss before income tax	(16,683)	-	(16,683)	-	(16,683)
Income tax benefit	(6,021)	-	(6,021)	-	(6,021)
Net loss	$(10,662)	$-	$(10,662)	$-	$(10,662)

Earnings (loss) per common share:
Basic	$(0.85)	$-	$(0.85)	$-	$(0.85)
Diluted	$(0.85)	$-	$(0.85)	$-	$(0.85)

Following is a summary of the effects of these accounting reclassifications on the consolidated balance sheets as of January 5, 2008 and 2007 (in thousands):

	January 5, 2008
(in thousands)	Previously reported	Adjustments	Restated

Floor plan financing	$26,328	$(379)	$25,949
Accounts payable - trade	$57,016	$379	$57,395

	January 5, 2007
(in thousands)	Previously reported	Adjustments	Restated

Floor plan financing	$17,226	$(630)	$16,596
Accounts payable - trade	$57,500	$630	$58,130

F. 11

Following is a summary of the effects of these accounting reclassifications on the consolidated statements of cash flows for the three fiscal years ending January 5, 2008, 2007 and 2006 (in thousands):

	Fiscal 2007
(in thousands)	Previously reported	Adjustments	Restated

Net cash flows from operating activities	$4,294	$(9,353)	$(5,059)
Net cash flows from financing activities	$(973)	$9,353	$8,380

	Fiscal 2006
(in thousands)	Previously reported	Adjustments	Restated

Net cash flows from operating activities	$30,101	$(2,477)	$27,624
Net cash flows from financing activities	$(17,285)	$2,477	$(14,808)

	Fiscal 2005
(in thousands)	Previously reported	Adjustments	Restated

Net cash flows from (used in) operating activities	$(4,428)	$5,234	$806
Net cash flows from (used in) financing activities	$(3,524)	$(5,234)	$(8,758)

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

During the third quarter of fiscal 2007, the Company concluded that there were indicators of possible impairment such as lower than expected financial results and the Company’s declining stock price.  As a result, the Company utilized a combination of valuation methods, including market value, discounted cash flow method, guideline company method, and transaction method to calculate the fair value of the reporting unit.  The calculated fair value exceeds the carrying value indicating a potential impairment.  The Company calculated an impairment of $98.3 million.  This impairment charge was recorded as a part of operating expense in the third quarter of 2007.  In the third quarter of 2006 a goodwill impairment charge of $3.5 million was recorded as a part of operating expense, the result of finalizing the fiscal 2005 impairment process.  The Company recognized goodwill impairment of $16.0 million during the fourth quarter of fiscal 2005, which was an estimate of the impairment as the review of impairment was not completed until fiscal 2006.

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

F. 12

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

Vendor Rebates - The most significant component of vendor receivables is vendor rebates.  Vendor rebate programs are developed by original equipment manufacturers (“OEM”) allowing them to modify product pricing on a case by case basis (generally determined by individual customers) to maintain their competitive edge on specific transactions.  The Company will contact the OEM to request a rebate, for a specific transaction, and if approved, the OEM will provide the Company with a document authorizing a rebate to be paid to the Company at a later date when a claim is filed.  At the time the Company records product sales, cost of revenues is reduced by the amount of the rebate.  Rebate programs involve complex sets of rules varying by manufacturer.  As a result of the rules and complexity of applying the rules to each item sold, claims are often rejected and require multiple submissions before credit is given. Pomeroy maintains an allowance for doubtful accounts on vendor receivables for estimated losses resulting from the inability of its vendors to make required payments. The determination of a proper allowance for vendor receivables is based on an ongoing analysis as to the recoverability of the Company’s vendor receivable portfolio based primarily on account aging.  Primary reasons for claims being disallowed and corresponding re-files include serial number issues (such as, missing, incomplete, transposed, data base match-up discrepancies), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (such as, bid letters or customer information).

Manufacturer Market Development Funds - Several OEM’s offer market development funds, cooperative advertising and other promotional programs to distribution channel partners.  The Company utilizes these programs to fund some of its advertising and promotional programs.  The Company recognizes these anticipated funds as vendor receivables when it has completed its obligation to perform under the specific arrangement.  The anticipated funds to be received from manufacturers are offset directly against the expense, thereby reducing cost of revenues.

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

F. 13

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

When the Company provides a combination of products and services to customers, the arrangement is evaluated under EITF 00-21, which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. For substantially all products and services we provide to customers (a) the product or service has stand-alone value, (b) fair value of the undelivered item can be estimated and (c) delivery or performance of the undelivered items is considered probable and in our control. In most instances, the quoted price for each element approximates to the relative fair value as the Company almost always is required to competitively bid each component of multiple-element arrangements.

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

F. 14

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

The Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123R) (“Stock Based Payment”) effective January 6, 2006.  SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments and recognize this cost over the period during which the employee is required to provide the services.  The Company has adopted SFAS 123R using the modified prospective method and therefore, results for periods prior to January 6, 2006 have not been restated.  Under the modified prospective method, SFAS 123R applies to new awards and to awards that were outstanding as of January 5, 2006 that are subsequently vested, modified, repurchased or cancelled.  Compensation expense recognized includes the portion vesting during the period for (1) all share-based payments granted, prior to, but not yet vested as of January 5, 2006, based on the grant date fair value estimated in accordance with the original provisions SFAS 123 and (2) all share-based payments granted, subsequent to January 5, 2006, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.  As a result of adopting SFAS 123R, the Company recognized approximately $1.5 million and $.9 million of additional compensation expense for the year ended January 5, 2007and January 5, 2008, respectively.  In addition, for 2007 and 2006 cash flows related to excess tax benefits from the exercise of options are classified as a financing activity whereas under APB 25 such excess tax benefits would have been classified as cash flows from operations in the Company’s consolidated statement of cash flows.

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

The following is a reconciliation of the number of common shares used in the basic and diluted EPS computations:

			Fiscal Years
	2007		2006		2005
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic EPS	12,331	$(9.10)	12,570	$0.09	12,554	$(0.85)
Effect of dilutive stock options and unvested restricted shares	-	- *	89	-	-	- *
Diluted EPS	12,331	$(9.10)	12,659	$0.09	12,554	$(0.85)

F. 15

*For fiscal 2007 and 2005, common stock equivalents of 323 and 114, respectively, have been excluded from the calculation of diluted EPS as the impact would be anti-dilutive.

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

F. 16

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

F. 17

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

Intangible assets with definite lives are amortized over their estimated useful lives.  The following table provides a summary of the Company’s intangible assets with definite lives as of January 5, 2008 and January 5, 2007:

Intangible assets consist of the following:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	1/5/2008	1/5/2008	1/5/2008	1/5/2007	1/5/2007	1/5/2007
Amortized intangible assets:
Covenants not-to-compete	$2,309	$2,082	$227	$2,309	$1,971	$338
Customer lists	2,877	1,735	1,142	2,877	1,418	1,459
Other intangibles	1,268	620	648	1,268	431	837
Total amortized intangibles	$6,454	$4,437	$2,017	$6,454	$3,820	$2,634

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

F. 18

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

Impairment testing is done on a consolidated basis as the Company has one reporting unit. The Company as a part of its goodwill impairment testing reviews various factors, such as the market price of the Company’s common stock, discounted cash flows from projected earnings, and values for comparable companies, to determine if impairment exists. If impairment exists the Company completes the second step of the goodwill analysis as required under SFAS 142. The second step of the goodwill impairment test used to measure the amount of the impairment loss compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. As a result, in the step two analysis, the Company allocated the fair value of the reporting unit determined in step one to the assets and liabilities of the Company (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill.

Historically, the Company had performed its annual goodwill impairment test based on the year end valuation date of its fiscal year and reflects the results of that testing in its annual consolidated financial statements included in its Annual Report on Form 10-K.

The Company’s declining stock price and lower than expected earnings were considered an impairment indicator and as a result the Company performed its goodwill impairment analysis in the third quarter of fiscal 2007. As a result, the Company utilized a combination of valuation methods, including market value, discounted cash flow method, guideline company method, and transaction method to determine the fair value of the reporting unit. As a result of this impairment analysis, the Company recorded an impairment charge of $98.3 million during the third quarter of fiscal 2007. The impairment is due to the Company’s failing to meet operating performance expectations due in part to lower than expected revenue and utilization rates.

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

A significant part of Pomeroy's inventories are financed by floor plan arrangements with third parties. At January 5, 2008, these lines of credit totaled $91.5 million, including $80.0 million with GE Commercial Distribution Finance (“GECDF”), and $3.5 million with IBM Credit Corporation (“ICC”). Borrowings under the GECDF floor plan arrangements are made on thirty-day notes. Borrowings under the ICC floor plan arrangements are made on fifteen-day notes. All such borrowings are secured by the related inventory. Financing on substantially all of the arrangements is interest free. Interest was imputed on these borrowings at a rate of 6.0% per annum for the years ended January 5, 2008, 2007 and 2006. The Company classifies amounts outstanding under the floor plan arrangements as current liabilities in the consolidated balance sheets.

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

F. 19

Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid.  As of January 5, 2008, the adjusted LIBOR rate was 6.6%.

At January 5, 2008 and 2007, the Company did not have a balance outstanding under the credit facility and the amount available was $56.7 and $56.5 million respectively.  The weighted average interest rate on the bank revolving credit agreements was 7.31% and 7.32% in fiscal 2006 and 2007, respectively.  The credit facility is collateralized by substantially all the assets of Pomeroy, except those assets that collateralize certain other financing arrangements.  Under the terms of the credit facility, the Company is subject to various financial covenants. As of January 5, 2008 Pomeroy was in violation of its financial covenants and based upon the trailing four quarters’ results, the Company anticipates that it will be in violation of the covenants in the first quarter of fiscal 2008. The Company is working with the lenders to obtain waivers for both the fiscal year end and the first quarter and anticipates receiving waivers for these violations.  The credit facility also limits cash dividends and stock redemptions to a total of $5.0 million annually.

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

F. 20

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

The provision (benefit) for income taxes consists of the following:

F. 21

(in thousands)	Fiscal Years
	2007	2006	2005
Current:
Federal	$131	$709	$(865)
State	30	125	(15)
Total current	161	834	(880)

Deferred:
Federal	1,121	130	(4,458)
State	135	23	(683)
Total deferred	1,256	153	(5,141)

Total income tax provision (benefit)	$1,417	$987	$(6,021)

The approximate tax effect of the temporary differences giving rise to the Company’s deferred income tax assets (liabilities) are:

(in thousands)	Fiscal Years
	2007	2006

Deferred Tax Assets:
Receivables allowances	$1,573	$1,750
Deferred compensation	177	97
Intangibles	8,227	-
Non-compete agreements	457	483
Restructuring charges	1,053	1,385
Federal and state net operating losses	8,927	5,393
Other	1,667	1,514
Total deferred tax assets	22,081	10,622

Deferred Tax Liabilities:
Depreciation	(3,298)	(3,321)
Intangibles	-	(1,127)
Leases	(79)	(812)
Other	(178)	(553)
Total deferred tax liabilities	(3,555)	(5,813)

Net deferred tax assets before Valuation Reserve	18,526	4,809

Valuation reserve	(14,973)	-

Net deferred tax assets	$3,553	$4,809

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

The Company's effective income tax rate differs from the federal statutory rate as follows:

F. 22

	Fiscal Years
	2007		2006	2005
Tax (benefit) at federal statutory rate	(34.0	) %	34.0%	(35.0	) %
State taxes, net of federal effect	(1.5	) %	4.9%	(2.7	) %
Permanent tax differences and other:
Goodwill	22.3%		-%	-%
Meals and other	1.0%		7.4%	1.6%
	23.3%		7.4%	1.6%

Change in valuation reserve	13.5%		-%	-%

Effective tax rate	1.3%		46.3%	(36.1	) %

9.	Operating Leases and Commitments

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

F. 23

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

F. 24

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

14.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)	Fiscal Years
	2007	2006	2005

Interest paid	$1,091	$1,757	$1,732

Income taxes paid	$40	$33	$1,340

Adjustment to purchase price of acquired assets and goodwill	$-	$-	$5,879

15.	Treasury Stock

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

F. 25

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

On March 27, 2002, the Company adopted the 2002 Outside Directors’ Stock Option Plan and it was approved by the shareholders on June 13, 2002.  The plan was amended on March 11, 2004 and approved by the Company’s shareholders on June 10, 2004.  The Company's 2002 Outside Directors' Stock Option Plan, as amended, provides outside directors of the Company with options to purchase common stock of the Company at an exercise price equal to the market value of the shares at the date of grant.  The maximum aggregate number of shares which may be optioned and sold under the plan is 281,356. The plan will terminate on March 26, 2012.  Pursuant to the plan, an option to purchase 10,000 shares of common stock will automatically be granted, on the first day of the initial term of a director.  An additional option to purchase 10,000 shares of common stock will automatically be granted, to an eligible director upon the first day of each consecutive year of service on the board.  Options are fully vested as of the date of grant and must be exercised within two years of the date of grant, subject to earlier termination in the event of termination of the director’s service on the Board. The plan was amended again on April 11, 2006; the Board of Directors approved certain amendments to the Directors’ Plan, which was approved by the shareholders on June 20, 2006.  The primary purposes of the amendments was  to  (1)  add  restricted  stock  as a type of award that may be granted,  under  the  Directors' Plan and provide that the restriction period for restricted  stock  awards  shall  be not less than 4 years, (2) provide that the annual  award  of  common stock to a Director will be a restricted stock grant (unless the Board determines otherwise) but that the number of shares subject to the annual award is decreased from 10,000 shares to 3,300 shares, and (3) decrease the total  shares reserved under the Directors Plan by 28,856 shares.   On November 1, 2007, the Board of Directors approved amendments to the Plan that will be submitted to the stockholders for approval at the 2008 annual meeting.  The amendments to the Plan, if approved, would (1) revise the annual retainer for each such director’s service on the Board and any regular committees to include a stock component of $40,000 payable in the form of shares of restricted stock and granted annually on the day of the annual meeting of the stockholders to each independent director elected at the annual meeting, (2) subject the shares of restricted stock to 4-year cliff vesting except for acceleration in special circumstances as determined by the Nominating and Corporate Governance Committee.

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

F. 26

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

The aggregate intrinsic value for stock options outstanding and exercisable as of January 5, 2008 was $15.4 million and $12.3 million, respectively.  The total intrinsic value of stock options exercised during the year ended January 5, 2008 was $33.9 thousand.  As a result of the stock options exercised, the Company recorded common stock and additional paid-in-capital of $96 thousand, which includes $13 thousand of tax benefits recognized. For the year ended January 5, 2008, cash received from stock options exercised was $96 thousand. For the years ended January 5, 2007 and 2006, cash received from stock options exercised were $0.2 million and $2.2 million, respectively.

The following summarizes stock options activity under the plans for the three fiscal years ended January 5, 2008:

F. 27

	Shares	Weight-Average Exercised Price	Weight-Average Remaining Contractual Term
Outstanding at January 6, 2005	2,733,919	$13.34
Granted	1,012,500	13.04
Forfeitures/Cancellations	(627,153)	13.73
Exercised	(192,763)	11.38
Outstanding at January 5, 2006	2,926,503	13.31
Granted	321,250	9.00
Forfeitures/Cancellations	(1,018,653)	13.51
Exercised	(29,167)	5.98
Outstanding at January 5, 2007	2,199,933	12.69
Granted	365,000	7.64
Forfeitures/Cancellations	(1,144,437)	13.21
Exercised	(13,667)	7.03
Outstanding at January 5, 2008	1,406,829	$11.01	3.31 years

Exercisable at January 5, 2008	1,029,039	$11.92	2.96 years

The following summarizes options outstanding and exercisable at January 5, 2008:
	Options Outstanding		Options Exercisable
	Number	Weighted Avg.		Number
Range of	Outstanding	Remaining	Weighted Avg.	Exercisable	Weighted Avg.
Exercise Prices	at 1/5/08	Contractual Life	Exercise Price	at 1/5/08	Exercise Price
$5.66 to $8.48	511,272	4.12	$7.69	222,807	$7.77
$8.49 to $11.30	263,965	2.73	$9.53	205,938	$9.52
$11.31 to $14.13	187,182	2.82	$13.16	181,016	$13.17
$14.14 to $16.95	443,910	2.93	$14.80	418,778	$14.76
$16.96 to $19.78	500	1.34	$16.99	500	$16.99
	1,406,829			1,029,039

A summary of the status of nonvested stock options as of January 5, 2008, and changes during the year ended January 5, 2008, is presented below:

	Shares	Weight-Average Grant Date Fair Value	Weight-Average Remaining Contractual Term
Outstanding unvested stock options at January 6, 2007	270,897	$4.31
Granted	365,000	$2.68
Vested	(221,946)	$3.53
Forfeitures	(36,161)	$4.61
Outstanding unvested stock options at January 5, 2008	377,790	$3.16	4.26 years

The unissued preferred stock carries certain voting rights and has preferences with respect to dividends and liquidation proceeds.

17.	Contingencies

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

F. 28

The Company is party to various negotiations, customer bankruptcies and legal proceedings in the normal course of business.  Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

During the fourth quarter of fiscal 2007, the Company recorded $2.4 million loss for 2 of the Company’s contracts received in fiscal 2007, which the projected margins had not been realized.  The Company used the contract terms and prior results to estimate the contract losses. The Company expects to fulfill its commitments for these contracts during fiscal 2008.

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

As discussed in Note 1, the financial statements have been restated due to classification errors as described therein.  The impact of these errors on the 2007 and 2006 quarterly financial data is as follows:

•
The impact of the reclassification of amounts paid under the floor plan from cost of revenues to interest expense is a decrease in cost of revenues and a corresponding increase in interest expense of $158 thousand, $127 thousand, $175 thousand and $174 thousand in the first through fourth quarters of 2007, respectively.  The impact for the respective periods in 2006 is $148 thousand, $134 thousand, $166 thousand and $160 thousand.

•
The impact of the reclassification of certain payroll costs from operating expense to cost of revenues is $7.0 million, $6.3 million, $6.0 million and $6.7 million in the first through fourth quarters of 2007, respectively.  The impact for the respective periods in 2006 is $7.2 million, $6.7 million, $6.1 million and $6.1 million.

•
The impact of the reclassification of certain OEM promotional incentives from a reduction in service cost of revenues to a reduction in product cost of revenues is $724 thousand, $200 thousand, $-0-, and $614 thousand in the first through fourth quarters of 2007, respectively.  The impact for the respective periods in 2006 is $57 thousand, $314 thousand, $289 thousand and $119 thousand.

Additionally, during fiscal 2007 the Company had revised its historical financial statements to reclassify revenue and costs primarily related to the sale of third party manufacturer warranty and service agreements.  The impact of these reclassifications on 2007 and 2006 quarterly data was previously disclosed in the 2007 Form 10-K.

Summarized quarterly financial data for fiscal 2007 and 2006 is as follows:

F. 29

Fiscal 2007:
	First Quarter			Second Quarter
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated

Net revenues	$141,993	$-	$141,993	$138,261	$-	$138,261
Gross profit	$23,702	$(6,847)	$16,855	$22,023	$(6,180)	$15,843
Net income (loss)	$1,825	$-	$1,825	$(853)	$-	$(853)
Comprehensive income (loss)	$1,743	$-	$1,743	$(850)	$-	$(850)
Earnings (loss) per common share:
Basic	$0.15	$-	$0.15	$(0.07)	$-	$(0.07)
Diluted	$0.14	$-	$0.14	$(0.07)	$-	$(0.07)

	Third Quarter			Fourth Quarter
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated

Net revenues	$144,392	$-	$144,392	$162,261	$-	$162,261
Gross profit	$20,730	$(5,786)	$14,944	$17,530	$(6,524)	$11,006
Net income (loss)	$(91,794)	$-	$(91,794)	$(21,411)	$-	$(21,411)
Comprehensive income (loss)	$(91,791)	$-	$(91,791)	$(21,329)	$-	$(21,329)
Earnings (loss) per common share:
Basic	$(7.44)	$-	$(7.44)	$(1.74)	$-	$(1.74)
Diluted	$(7.44)	$-	$(7.44)	$(1.74)	$-	$(1.74)

Fiscal 2006:
	First Quarter			Second Quarter
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated

Net revenues	$143,943	$-	$143,943	$151,239	$-	$151,239
Gross profit	$21,038	$(7,056)	$13,982	$24,783	$(6,557)	$18,226
Net income (loss)	$(1,419)	$-	$(1,419)	$2,031	$-	$2,031
Comprehensive income (loss)	$(1,419)	$-	$(1,419)	$2,027	$-	$2,027
Earnings (loss) per common share:
Basic	$(0.11)	$-	$(0.11)	$0.16	$-	$0.16
Diluted	$(0.11)	$-	$(0.11)	$0.16	$-	$0.16

	Third Quarter			Fourth Quarter
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated

Net revenues	$147,197	$-	$147,197	$150,602	$-	$150,602
Gross profit	$22,660	$(5,972)	$16,688	$23,555	$(5,909)	$17,646
Net income (loss)	$(1,012)	$-	$(1,012)	$1,543	$-	$1,543
Comprehensive income (loss)	$(1,013)	$-	$(1,013)	$1,539	$-	$1,539
Earnings (loss) per common share:
Basic	$(0.08)	$-	$(0.08)	$0.12	$-	$0.12
Diluted	$(0.08)	$-	$(0.08)	$0.12	$-	$0.12

F. 30