Form 10-K
period 2009-01-05
POMEROY IT SOLUTIONS INC
filed 2009-03-20
CIK 883979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 5, 2009

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
YES           ☐           NO           ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES           ☐           NO           ☒

The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $37.1 million as of July 3, 2008.

The number of shares of common stock outstanding as of March 5, 2009 was 9,347,773.

POMEROY IT SOLUTIONS, INC.

FORM 10-K

YEAR ENDED JANUARY 5, 2009

TABLE OF CONTENTS

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

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Pomeroy IT Solutions, Inc. (“the Company” or “Pomeroy”) is an information technology (“IT”) solutions provider with a comprehensive portfolio of hardware, software, technical staffing services, as well as infrastructure and lifecycle services. Our mission is to provide customers with increased efficiencies, decreased costs, and the ability to maximize their IT investments to achieve a competitive advantage. We are committed to the success of our customers, our employees and our shareholders through the delivery of superior service. Pomeroy is a Delaware corporation organized in 1992.

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

Pomeroy’s 126 person direct sales and sales support personnel generate the Company’s sales.  Pomeroy’s business strategy is to provide its customers with a comprehensive portfolio of product and service offerings.  The Company believes that its ability to combine competitive pricing of computer hardware, software and related products with higher margin services allows it to compete effectively against a variety of competitors, including independent dealers, superstores, mail order and direct sales by manufacturers. With many businesses seeking assistance to optimize their information technology investments, Pomeroy is using its resources to assist customers in their decision-making, project implementation and management of IT related assets.

Pomeroy has a relationship with a third party contractor sales organization. The customer transactions are billed by Pomeroy and paid to Pomeroy. Commissions are paid to the third party upon collection of the accounts receivable at a percentage of the gross profit.

OUR SERVICES

Pomeroy delivers IT services to enterprise clients, mid-size businesses, and state and local government entities. Leveraging over 25 years of strong technology services background and industry leading partnerships, Pomeroy's core services span IT Outsourcing and Out-tasking, Supply Chain Management, Systems Integration and Technical Staffing Services.

IT Outsourcing and Out-Tasking services help clients optimize the various elements of distributed computing environments.  Encompassing the complete IT lifecycle, services include desktop and mobile computing, server and network environments. Our multi-vendor services and the capabilities include: Service Desk, IT hardware management and support, software support, network support, mobile product support, consultative support, which includes Voice Over Internet Protocol, server storage, asset management, data center support and Microsoft unified communications.

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

Technical Staffing Services support clients by providing high quality, productive IT resources that complete projects on time and within budget.

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

The Pomeroy Strategic Vendor Program goals are:

•	To build strong on-going business relationships with a select group of vendors and manufacturers
•	To maintain extensive sales of, and technical proficiency, vendor product and solution sets
•	To bring the advantages of strong industry relationships to bear on individual customer projects for the benefit of the customer

The following are the manufacturers included within our Strategic Vendor Program.

American Power Conversion	Lenovo
Apple	Lexmark International, Inc.
Avaya	McAfee
Cisco Systems	Microsoft Corporation
Courion	Nortel Networks
Dell	Okidata
EMC	Samsung
Extreme	Sun Microsystems
Hitachi Data Systems	Symantec
Hewlett Packard	Toshiba
IBM	Viewsonic
Kingston Technology	VMWare
Konica Minolta	Xerox Corporation

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

OUR MARKETS

Pomeroy’s target markets include Fortune 2000 companies (“Enterprise”), medium sized businesses (“Mid-Market), state and local governmental agencies and educational institutions (“Public Sector”) and vendor alliance customers.  These customers fall into government and education, financial services, health care and other sectors.  Pomeroy’s clients are located throughout the United States, with the largest client populations being based in the Midwest, Southeast, and Northeast.  Refer to Item 1A. Risk Factors for Dependence on Major Customers.

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

Competition, in particular the pressure on pricing, has resulted in industry consolidation. In the future, Pomeroy may face fewer but larger competitors as a consequence of such consolidation. These competitors may have access to greater financial resources than Pomeroy.  In response to continuing competitive pressures, including specific price pressure from the direct telemarketing, internet and mail order distribution channels, the computer distribution channel is currently undergoing segmentation into value-added resellers who emphasize advanced systems together with service and support for business networks, as compared to computer "superstores," who offer retail purchasers a relatively low cost, low service alternative and direct-mail suppliers which offer low cost and limited service. Certain direct response and internet-based fulfillment organizations have expanded their marketing efforts to target segments of the Company's customer base, which could have a material adverse impact on Pomeroy's operations and financial results. While price is an important competitive factor in Pomeroy's business, Pomeroy believes that its sales are principally dependent upon its ability to provide comprehensive customer support services. Pomeroy's principal competitive strengths include: (i) quality assurance; (ii) service and technical expertise, reputation and experience; (iii) competitive pricing of products through alternative distribution sources; (iv) prompt delivery of products to customers; (v) third party financing alternatives; and (vi) its ability to provide prompt responsiveness to customers service needs and to build service level agreements into services contracts.

EMPLOYEES

As of January 5, 2009, Pomeroy had 2,013 full-time employees consisting of the following:
•	25 management personnel;
•	126 sales and marketing personnel;
•	246 administrative and logistic personnel;
•	314 staffing service resources personnel and;
•	1,302 infrastructure service personnel.

Pomeroy offers regular, full-time employees the option to participate in health and dental insurance, short and long term disability insurance, life insurance, 401(k) plan and an employee stock purchase plan.  Pomeroy also offers a non-benefit option for non-regular full-time employees.  Of the infrastructure service personnel, Pomeroy’s workforce consists of 839 technical personnel, which includes consultants, engineers, and technicians.  Pomeroy has no collective bargaining agreements and believes its relations with its employees are good. Pomeroy is committed to continuing to build its areas of expertise and offerings through continual hiring and training of personnel, and strategic acquisitions of companies that bring new skill sets and experiences.

OUR TECHNICAL TEAM

Pomeroy technical resources are trained in the nine functional areas of project management outlined in the standard known in the industry as the Project Management Body of Knowledge, an open standard developed by the Project Management Institute.  Additionally, the Company has adopted Six Sigma quality principles and established a robust training program with Yellow Belt certification requirements for consultants, technicians, and engineers and Green Belt requirement for management and leadership roles, adding three Black Belts in fiscal 2008.

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

The information technology needs of its customers are serviced by Pomeroy’s ISO 9001:2000 registered distribution, integration, service depot, and end of life centers located in Hebron, Kentucky.  This facility is approximately 161,000 square feet and distributes and integrates products and technologies sold by the Company as well as products supplied by its customers.  Pomeroy also operates a service depot operation within this centralized facility.

OUR FACILITIES

The Company operations are conducted from a 20 acre campus situated in northern Kentucky.  The three building campus provides the backbone for most of the Company’s operations including financial functions, product procurement, distribution center operations, product configuration and service repairs, and customer service desk operations.  The service desk operates 24 hours a day, 7 days a week, 365 days a year.  Pomeroy's distribution and integration center utilizes technology to manage the supply chain needs of our clients, which include procurement, receiving, stocking, pick, pack and ship operations and management of the Company's on-hand physical and perpetual inventories. In addition, this distribution center also performs third party logistics and assembly operations for some of our major customers. The radio-frequency based warehouse management system controls and manages the flow of physical inventory through the use of bar code logic from the earliest point of demand generation, purchase order creation, to the final step in the supply chain process of shipment processing to meet our customers' delivery and integration requirements.

Outside of northern Kentucky, the Company has 23 sales and service centers throughout the eastern half of the United States.  Several of these centers provide local client services and contain walk-in warranty repair services for leading PC manufacturers.  The number of branch offices is dependent upon local market presence and customer contractual requirements.  The number of facilities will be adjusted as business needs warrant.

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

Pricing Pressures
Pomeroy believes its prices and delivery terms are competitive, however, certain competitors may offer more aggressive pricing to their customers. The Company has experienced and expects continued pricing pressure due to industry consolidation and the efforts of manufacturers to increase market share through price reductions.  In addition, the general weakness in the U.S. economy has impacted Pomeroy’s business.  In an attempt to stimulate sales to existing and new customers, the Company believes that pricing pressures may increase in the future, which could require the Company to reduce prices, which would have an adverse impact on its operating results.  Decreasing prices of Pomeroy’s products and services offerings would require the Company to sell a greater number of products and services to achieve the same level of net sales.

Dependence on Major Customers
During fiscal 2008, approximately 40.4% of Pomeroy's total net revenues were derived from its top 10 customers, one of which, IBM Corporation, accounted for more than 10% of Pomeroy’s total net revenues with approximately $84.5 million in revenues for fiscal 2008, $65.9 million in revenues for fiscal 2007 and $74.5 million in revenues for fiscal 2006.  The revenues generated from this customer are primarily resulting from technical staffing services provided.  Pomeroy elected not to renew a technical staffing contract with this customer in June 2008 due to terms that would make the business unprofitable. As a result of the loss of this business, we expect declines of approximately $80 million in revenues and approximately $6.2 million in gross profit in fiscal 2009. We do not anticipate any customer in 2009 will account for more than 10% of Pomeroy’s net revenues. The loss of one or more significant customers in 2009 could have a material adverse impact on the Company’s operating results.

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

Dependence on Key Personnel
The success of Pomeroy is dependent on the services of Christopher C. Froman, President and Chief Executive Officer of the Company, and other key personnel. The loss of the services of key personnel could have a material adverse effect on Pomeroy's business.  Pomeroy has entered into employment agreements with certain of its key personnel, including Mr. Froman.

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

The Company had several vendors who comprised 10% or more of our purchases.  During fiscal 2008, approximately 44% of our purchases were made from three vendors. During fiscal 2007, approximately 45% of our purchases were made from three vendors. During fiscal 2006, approximately 55% of our purchases were made from four vendors. Purchases from any one vendor will vary year-to-year depending on sales.

Below are the vendors and the percentage of purchases that comprise 10% or more of purchases for fiscal 2008, 2007 and 2006:

Fiscal 2008
Tech Data Corporation	19%
Cisco Systems	14%
Hewlett Packard Inc.	11%

Fiscal 2007
Tech Data Corporation	17%
Hewlett Packard Inc.	14%
Cisco Systems	14%

Fiscal 2006
Tech Data Corporation	21%
Hewlett Packard Inc.	13%
Cisco Systems	10%
Dell	10%

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

Growth and Future Acquisitions
In the past, Pomeroy has grown both internally and through acquisitions.  Pomeroy continues to focus on customer satisfaction as well as execution of its market development and penetration strategies.  Pomeroy’s business strategy is to grow both internally and through acquisitions. In fiscal 2004, Pomeroy completed one acquisition and continues to evaluate expansion and acquisition opportunities that would complement its ongoing operations.  As part of Pomeroy’s growth strategy, it plans to continue to make investments in complementary companies, assets and technologies, although there can be no assurance that Pomeroy will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies into Pomeroy without substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will be profitable at the time of their acquisition or will achieve levels of profitability that justify the investment therein. Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on Pomeroy's reported operating results, disrupting ongoing business and distracting management and employees, incurring debt to finance acquisitions or issuing equity securities which could be dilutive to existing stockholders, dependence on retaining, hiring and training key personnel, incurring unanticipated problems or legal liabilities, difficulties with integrating the acquired business into Pomeroy’s business, and amortization of acquired intangible assets.  Some or all of these special risks, if they occur, could have a material adverse effect on Pomeroy's operations and financial results.

Credit Facility and Economic Financial Environment

Our credit facility with GE Commercial Distribution Finance contains a number of financial covenants that require us to meet certain financial ratios and tests. If we fail to comply with the obligations in the credit agreement, we would be in default under the credit agreement. If an event of default is not cured or waived, it could result in acceleration of any outstanding indebtedness under our credit agreement, which could have a material adverse effect on our business.

Additionally, our credit facility expires in June 2009.  If we are unable to extend the credit facility with GE Commercial Distribution Finance, or obtain a new credit facility with a new lender, this inability to obtain financing could have a material adverse effect on our business. The recent global financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets. There could be a number of follow-on effects from the global financial crisis and resulting economic slowdown on our business, including lower overall demand, insolvency of suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, payment delays by customers and/or customer insolvencies, more onerous credit and commercial terms from our suppliers, delays in accessing our current credit facilities or obtaining new credit facilities on terms we deem commercially reasonable or at all, and an inability of GE Commercial Distribution Finance to fulfill their funding obligations. In an extreme case of banking instability, we might not be able to access our cash accounts or money market investments. Any further deterioration of economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our operations, financials results and/or liquidity.

Material Weaknesses in Internal Control over Financial Reporting
On December 23, 2008, the Company’s Audit Committee concluded that the Company should restate its previously issued financial statements to correct classification errors related to the following:

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

After evaluating the nature of these deficiencies and the resulting restatement, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that material weaknesses existed in the Company’s internal control over financial reporting at January 5, 2008 and 2009. The specific material weaknesses identified were as follows:

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

The Company has taken steps to remediate the material weaknesses as discussed in Item 9A “Controls and Procedures.” However, these remediation actions were not completed until 2009. As a result, this material weakness still existed as of January 5, 2009.

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

Business Technology Systems
Pomeroy relies upon the accuracy, availability and proper utilization of its business technology systems to support key operational areas including financial functions, product procurement and sales, and engagement and technician management, staffing and recruiting. Pomeroy continually makes investments in its systems, processes and personnel.

Pomeroy previously announced the acquisition and scheduled deployment of enterprise planning software. Due to general market and economic conditions, the Company has decided to indefinitely suspend the implementation of this software.

There can be no assurance that Pomeroy will anticipate all of the demands which expanding operations may place on its business technology systems. The occurrence of a significant system failure or Pomeroy's failure to expand or successfully implement its systems could have a material adverse effect on Pomeroy's operations and financial results.

Trade Receivables
Pomeroy conducts business with over 10,000 customers ranging from Fortune 100 clients to government entities to small private firms. We monitor the creditworthiness of our clients on a regular basis. However, in the event of a severe economic downturn, Pomeroy could be susceptible to delayed cash receipts from clients experiencing financial difficulties. The high-volume transaction-intensive nature of Pomeroy’s hardware and service offerings could also lead to misapplication of cash receipts against the corresponding receivables, distorting the portfolio and creating aged trade credits and debits.

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

Inventory Management
Rapid product improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence characterize the information technology industry. While most of the inventory stocked by Pomeroy is for specific customer orders, inventory devaluation or obsolescence could have a material adverse effect on Pomeroy's operations and financial results. Although some manufacturers offer price protection programs intended to reduce the risk of inventory devaluation, our buying model makes us generally exempt from such programs because we do not stock product. Pomeroy currently has the option of returning inventory to certain manufacturers and distributors. The amount of inventory that can be returned to manufacturers without a restocking fee varies under Pomeroy's agreements and such return policies may provide only limited protection against excess inventory. There can be no assurance that new product developments will not have a material adverse effect on the value of the Company’s inventory or that the Company will successfully manage its existing and future inventory. In addition, Pomeroy stocks parts inventory for its services business. Parts inventory is more likely to experience a decrease in valuation as a result of technological change and obsolescence.  Manufacturers with respect to service parts do not ordinarily offer price protection.

Stock Price
Pomeroy’s stock price is affected by a number of factors, including quarterly variations in revenue, gross profit and operating income, low trading volume, general economic and market conditions, and estimates and projections by the investment community.  As a result, Pomeroy’s common stock may fluctuate in market price.

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

Pomeroy’s principal executive offices, distribution facility, training center, and service operations center comprised of approximately 58,000, 161,000, 22,000, and 69,000 square feet of space, respectively, are located in Hebron, Kentucky.  These facilities are leased from Pomeroy Investments, LLC (“Pomeroy Investments”), a Kentucky limited liability company controlled by David B. Pomeroy, II, a director of the Company, under a ten-year triple-net lease agreement, which expires in July 2015. The lease agreement provides for 2 five-year renewal options.  Pomeroy also has non-cancelable operating leases for its regional offices, expiring at various dates between 2008 and 2015. Pomeroy believes there will be no difficulty in negotiating the renewal of its real property leases as they expire or in finding other satisfactory space. In the opinion of management, the properties are in good condition and repair and are adequate for the particular operations for which they are used. Pomeroy does not own any real property.

ITEM 3. Legal Proceedings

On May 6, 2008, a purported class action complaint was filed in the Commonwealth of Kentucky Boone Circuit Court against the Company, each of its directors and two if its executive officers. The complaint, as originally filed and thereafter amended and restated by the plaintiff, alleged, among other things, that the directors and officers of the Company were in breach of their fiduciary duties to shareholders in connection with a letter that the Company received from David B. Pomeroy, II, a director of the Company and its largest shareholder, proposing to acquire, with his financial partner, all of the outstanding stock of the Company not owned by him.  The purported class action complaint was dismissed without prejudice by an order entered in the case on October 6, 2008.

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

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$6.96	$5.53	$9.25	$7.30
Second Quarter	$6.52	$4.17	$10.21	$8.95
Third Quarter	$5.30	$3.20	$10.89	$7.44
Fourth Quarter	$4.01	$2.36	$8.54	$6.06

As of February 28, 2009, there were approximately 386 holders of record of Pomeroy's common stock.

Dividends

During 2008 and 2007, the Company did not pay any cash dividends.  Pomeroy’s current credit facility restricts cash dividends and stock redemptions to $18 million for the period June 25, 2008 through June 25, 2009.

Equity Compensation Plans

The following table provides information, as of January 05, 2009, with respect to equity compensation plans under which equity securities of the Company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by the security holders and (ii) all compensation plans not previously approved by the security holders.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weight-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	1,232,900	$10.51	2,567,841

Equity compensation plans not approved by shareholders	-	-	-
Total	1,232,900	$10.51	2,567,841

Performance Graph

The following Performance Graph compares the percentage of the cumulative total stockholder return on the Company’s common shares with the cumulative total return assuming reinvestment of dividends of (i) the S&P 500 Stock Index and (ii) the NASDAQ Composite Index.

	01/05/04	01/05/05	01/05/06	01/05/07	01/05/08	01/05/09
Pomeroy	100.00	99.30	57.70	54.50	41.80	24.40
S&P 500	100.00	105.35	113.33	125.46	125.63	83.18
NASDAQ COMP	100.00	102.10	111.20	118.90	122.30	79.50

Unregistered Sales of Equity Securities and Use of Proceeds

None

Purchases of Equity Securities by Issuers

The following table provides information regarding the Company’s purchases of its common stock during the fourth quarter of 2008.

				The maximum
			Total number of	amount
	Total		shares purchased	that may yet be
	number of	Average price	as part of	purchased under
	shares	paid	publicly announced	the plan (1)
Period	purchased	per share ($)	plan (1)	($) (thousands)
October 6, 2008 - November 5, 2008	-	$-	-	$-

November 6, 2008 - December 5, 2008	2,574,489	2.9857	2,574,489	2,313

December 6, 2008 - January 5, 2009	81,666	3.0617	81,666	$2,063
	2,656,155	$2.9881	2,656,155

(1) On November 14, 2008, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock.  On November 19, 2008, the Board of Directors of the Company authorized a $5.0 million increase in its stock repurchase program, therefore authorizing the Company to purchase up to $10.0 million of its outstanding common stock under the program.  All stock repurchases are to be made through open market purchases, block purchases or privately negotiated transactions as deemed appropriate by the Company within a period of one year from the date of the first purchase under the program. The stock repurchase program will expire on November 14, 2009.  The Company has no obligation to repurchase shares under the program, and the timing, manner and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company intends to utilize available working capital to fund the stock repurchase program. The acquired shares will be held in treasury or cancelled.

On December 3, 2007, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock.  The Company suspended this stock repurchase program on June 3, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from the Company’s consolidated financial statements.

(In thousands, except per share data)
	For the Fiscal Years
	2008	2007	2006	2005	2004(1)

Consolidated Statement of Operations Data:
Net revenues	$565,830	$586,907	$592,981	$683,670	$703,419
Cost of revenues (2)	496,072	528,259	526,439	616,059	623,825
Gross profit	69,758	58,648	66,542	67,611	79,594

Operating expenses:
Selling, general and administrative (2,3,4,5,6,8,10)	74,995	66,280	54,871	61,173	56,116
Depreciation and amortization (3)	4,086	4,687	4,894	5,568	4,393
Goodwill and intangible asset impairment (7)	711	98,314	3,472	16,000	-
Total operating expenses	79,792	169,281	63,237	82,741	60,509

Income (loss) from operations	(10,034)	(110,633)	3,305	(15,130)	19,085

Other income (expense):
Interest income	231	908	582	193	310
Interest expense	(1,062)	(1,091)	(1,757)	(1,746)	(1,249)
Other expense	(166)	-	-	-	-
Ohter income (expense), net	(997)	(183)	(1,175)	(1,553)	(939)

Income (loss) before income tax	(11,031)	(110,816)	2,130	(16,683)	18,146

Income tax expense (benefit) (9)	2,125	1,417	987	(6,021)	7,213
Net income (loss)	$(13,156)	$(112,233)	$1,143	$(10,662)	$10,933

Earnings (loss) per common share (basic)	$(1.13)	$(9.10)	$0.09	$(0.85)	$0.89
Earnings (loss) per common share (diluted)	$(1.13)	$(9.10)	$0.09	$(0.85)	$0.88

Consolidated Balance Sheet Data:
Working capital	$64,220	$81,204	$90,307	$84,022	$80,959
Long-term debt, net of current maturities	-	-	-	-	250
Equity	71,878	92,767	204,980	204,486	212,722
Total assets	142,987	206,584	308,963	295,145	332,888

1)	During fiscal 2004, the Company and Pomeroy Acquisition Sub, Inc., a wholly owned subsidiary of the Company, completed a merger with Alternative Resources Corporation (“ARC”).

2)	During fiscal 2007, the Company recorded $2.4 million of contract losses for two contracts for which the Company fulfilled the obligations during fiscal 2008.

3)
During fiscal 2007, the Company initiated a project to replace its enterprise reporting system. As a result, a charge of $2.1 million was recorded to selling, general and administrative expenses to write-off certain software and the Company changed the remaining useful life of other existing software. During fiscal 2008, the aforementioned project to replace the enterprise reporting system was suspended indefinitely due to the general market and economic conditions, resulting in a charge of $2.5 million to selling, general and administrative expenses for costs associated with the project.

4)
During fiscal 2007, the Company recorded expenses of $1.2 million, primarily related to the contested Proxy solicitation.  In addition, the Company recorded $0.4 million for severance, $0.3 for non-recoverable transition costs on loss contracts, and $3.0 million for the resolution of certain outstanding lawsuits and payment of earn-out compensation.

5)	During fiscal 2008, 2007, 2006 and 2005, the Company recorded a provision for bad debts of $1.1 million, $3.5 million, $1.7 million and $2.0 million, respectively.

6)
During fiscal 2008, fiscal 2007, fiscal 2006 and fiscal 2005, the Company recorded severance charges totaling $1.7 million, $0.4 million, $0.1 million and $0.9 million, respectively, resulting primarily from a realignment of the structure of the Company’s internal organization.  Also, in fiscal 2008, the Company recorded charges for payroll tax liabilities totaling $1.7 million. Additionally, during fiscal 2005, the Company recorded restructuring charges aggregating $1.4 million due to unrecoverable assets related to the Company’s former wholly-owned subsidiary, Technology Integration Financial Services (“TIFS”).  Substantially all the assets of TIFS were sold in fiscal 2002.  During fiscal 2004, Pomeroy’s results include an after tax charge of $1.5 million ($0.12 per diluted share) related to the Company recording restructuring and severance charges totaling $2.4 million.

7)
During fiscal 2007, 2006 and 2005, Pomeroy recorded charges for goodwill impairment totaling $98.3 million, $3.5 million and $16.0 million, respectively. During fiscal 2008, the Company recorded charges for impairment of certain intangible assets of $0.7 million.

8)
During fiscal 2006, Pomeroy’s results include $1.6 million related to share based compensation due to adoption of FAS 123R in fiscal 2006.  For fiscal 2008 and fiscal 2007 the Company results included $2.1 million and $0.9 million, respectively, related to share based compensation.

9)
For fiscal 2008 and fiscal 2007, the Company recorded an increase in the non-cash tax valuation reserves of approximately $6.6 million and $15.0 million, respectively, primarily due to uncertainty of the future realization of the deferred tax assets.

10)	During fiscal 2008, the Company recorded an accrued loss of $6.3 million on an operating lease for an aircraft because the Company determined the business use of this aircraft would be discontinued.

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

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(2,4,9)	(2,4,9)	(1,2,4,5,9)	(2,3,4,8)
Net revenues	$145,169	$154,993	$145,207	$120,461
Gross profit	$15,676	$19,543	$18,297	$16,242
Net income (loss)	$(4,202)	$1,490	$1,818	$(12,262)
Comprehensive income (loss)	$(4,210)	$1,516	$1,804	$(12,273)
Earnings (loss) per common share:
Basic	$(0.35)	$0.12	$0.15	$(1.15)
Diluted	$(0.35)	$0.12	$0.15	$(1.15)

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(4)	(1,2,4)	(1,2,3,4,5)	(4,6,7)
Net revenues	$141,993	$138,261	$144,392	$162,261
Gross profit	$16,855	$15,843	$14,944	$11,006
Net income (loss)	$1,825	$(853)	$(91,794)	$(21,411)
Comprehensive income (loss)	$1,743	$(850)	$(91,791)	$(21,330)
Earnings (loss) per common share:
Basic	$0.15	$(0.07)	$(7.44)	$(1.74)
Diluted	$0.14	$(0.07)	$(7.44)	$(1.74)

1)
During fiscal 2007, the Company recorded expenses of $1.2 million, for legal consulting and settlement cost including the contested Proxy, of which $0.9 million was incurred the second quarter and $0.3 million in the third quarter.

2)
In fiscal 2008, the Company recorded expenses of $1.7 million for severance; $0.6 million, $0.3 million, $0.5 million and $0.3 million in the first, second, third and fourth quarters, respectively. Also in the fourth quarter of fiscal 2008, the Company recorded expenses for payroll tax liabilities totaling $1.7 million. In fiscal 2007, the Company recorded expenses of $0.4 million for severance, $0.3 million for non-recoverable transition costs on loss contracts and $3.0 million for the resolution of outstanding lawsuits and payments of earn-out compensation;   $0.9 million, $0.2 million and $2.6 million in the second, third and fourth quarters, respectively.

3)
During fiscal 2007, the Company initiated a project to replace its enterprise reporting system. As a result, a charge of $2.1 million was recorded in the third quarter of fiscal 2007 to write-off certain software and the remaining useful life of other existing software was changed. During fiscal 2008, the aforementioned project to replace the enterprise reporting system was suspended indefinitely due to general market and economic conditions, resulting in a charge of $2.5 million in the fourth quarter for costs associated with the project.

4)
During fiscal 2008 and 2007, Pomeroy recorded a provision for bad debts of $1.1 million and $3.5 million, respectively, of which $0.3 million was recorded during each of the first three quarters and $0.2 million in the fourth quarter of fiscal 2008 and $0.1 million, $0.5 million, $2.4 million and $0.5 million were in the first, second, third and fourth quarters of fiscal 2007.

5)
During the third quarter of fiscal 2007, Pomeroy recorded a goodwill impairment charge of $98.3 million. During the fourth quarter of fiscal 2008, Pomeroy recorded an intangible asset impairment charge of $0.7 million.

6)	During the fourth quarter of fiscal 2007, the Company recorded $2.4 million of contract losses for two contracts.

7)
During the fourth quarter fiscal 2007, the Company recorded non-cash tax valuation reserves of approximately $15.0 million, primarily due to uncertainty of the future realization of the deferred tax assets.

8)
During the fourth quarter of fiscal 2008, the Company recorded an accrued loss of $6.3 million on an operating lease for an aircraft because the Company determined the business use of this aircraft would be discontinued.

9)
The first and second quarters of fiscal 2008 reflect a reclassification of $196 thousand and $128 thousand, respectively, of interest expense on floor plan arrangements from product cost of revenues to interest expense. The first, second and third quarters of fiscal 2008 reflect a reclassification of $231 thousand, $118 thousand and $34 thousand, respectively, of accounts payable purchase discounts from operating expenses to product cost of revenues. Additionally, the first quarter of 2008 reflects a correction to the reporting of revenues for one contract which had been recorded on a net basis but for which management determined should be reported on a gross basis, and to reclassify certain expenses from service cost of revenues to operating expenses. The impact of this correction and reclassification is an increase in service revenues of $1.5 million, an increase in service cost of revenues of $1.5 million and an increase in operating expenses of $27 thousand.  The total impact of these items for the first quarter of fiscal 2008 is an increase in revenues of $1.5 million, an increase in gross profit of $0.4 million, an increase in operating expenses of $0.2 million, and an increase in interest expense of $0.2 million. The total impact of these items for the second quarter of fiscal 2008 is an increase in gross profit of $0.2 million, an increase in operating expenses of $0.1 million and an increase in interest expense of $0.1 million. There was no impact on net income (loss) for these periods.

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

Critical Accounting Policies
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well the reported amounts of revenues and expenses during the reporting period.   Management believes that it consistently applies judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented.  However, any errors in these judgments and estimates may have a material impact on the Company’s statement of operations and financial condition.  Critical accounting policies, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain.  The Company considers its critical accounting policies to be (1) revenue recognition, (2) trade and vendor receivable allowances, (3) valuation of long-lived assets, (4) income taxes, (5) contingencies and accruals and (6) stock based compensation.

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

The Company sells certain third party warranties and service agreements. As the Company is not obligated to perform these services, revenue is recognized at the time of the sale, net of the related payments to the third party service provider, pursuant to the guidelines of EITF 99-19.

When the Company provides a combination of products and services to customers, the arrangement is evaluated under EITF 00-21, which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. For substantially all products and services we provide to customers (a) the product or service has stand-alone value, (b) fair value of the undelivered item can be estimated and (c) delivery or performance of the undelivered items is considered probable and in the control of the vendor. In most instances, the quoted price for each element is equal to the fair value as the Company almost always is required to competitive  bid each component of multiple-element arrangements. Total proceeds are allocated to the multiple deliverables based on the relative fair value of each item.

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

Trade and vendor receivable allowances
Pomeroy maintains allowances for doubtful accounts on both trade and vendor receivables for estimated losses resulting from the inability of its customers or vendors to make required payments. The determination of a proper allowance for trade receivables is based on an ongoing analysis as to the credit quality and recoverability of the Company’s trade receivable portfolio. The determination of a proper allowance for vendor receivables is based on an ongoing analysis as to the recoverability of the Company’s vendor receivable portfolio based primarily on account aging.

Factors considered are account aging, historical bad debt experience, and current economic trends.  The analysis is performed on both trade and vendor receivable portfolios.  A separate allowance account is maintained based on each analysis.

Valuation of long-lived assets
Long-lived assets, including property and equipment and other intangible assets are reviewed for impairment when events or changes in facts and circumstances indicate that their carrying amount may not be recoverable.  Events or changes in facts and circumstances that Pomeroy considers as impairment indicators include the following:
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

When the Company determines that one or more impairment indicators are present for long lived assets other than goodwill, Pomeroy compares the carrying amount of the asset to the net future undiscounted cash flows that the asset is expected to generate.  If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, Pomeroy would recognize an impairment loss to the extent the carrying value of the asset exceeds its fair value.  An impairment loss, if any, would be reported in the Company’s results of operations.  During the fourth quarter of fiscal 2008, the Company recorded an intangible asset impairment charge of $0.7 million.

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

Pomeroy recorded in fiscal 2007, a $15.0 million non-cash valuation reserve to reduce the carrying amount of recorded deferred tax assets after management’s review determined that the deferred tax assets may not be recovered from future taxable income in the near future. In fiscal 2008, the valuation reserve was increased by an additional $6.6 million for deferred tax assets which management has determined may not be recovered from future taxable income in the near future. The Company considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for this valuation allowance.  The valuation allowance recorded in fiscal 2008 and 2007 increased the net loss for these fiscal years.

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

Stock based compensation plans
The Company has equity plans intended to provide an equity interest in the Company to key management personnel and thereby provide additional incentives for such persons to devote themselves to the maximum extent practicable to the businesses of the Company.  The Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123R) (“Stock Based Payment”) effective January 6, 2006.  SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the equity instruments and recognize this cost over the period during which the employee is required to provide the services.

The Company uses the simplified method to calculate the expected life of stock awards as permitted under the SEC Staff Accounting Bulletin 107 due to limited historical information available to reliably calculate expected option terms.  This method calculates an expected term based on the midpoint between the vesting date and the end of the contractual term of the stock award.  The risk free interest rate is based on the yield curve for U.S. Treasury Bill rates at the time of grant.  The dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the options.  The expected volatility is based on the historical volatility of the Company’s stock price for the expected life of the option.

For further information on the Company’s equity compensation plan see Note 15 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements –

Effective January 6, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 established a framework for measuring fair value, and expands disclosure about such fair value measurements.

The Company has only partially adopted the provisions of SFAS 157 as management has elected the deferral provisions of FASB Staff Position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The major categories of assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis include intangible assets and equipment and leasehold improvements that may be reported at fair value as a result of impairment testing, and certain assets and liabilities recognized as a result of business combinations.

There was no material impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of SFAS 157.

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable, approximates the carrying value due to the relatively short maturity of such instruments.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. SFAS 159 became effective for the Company in fiscal 2008. The Company determined there was no impact from the adoption of SFAS 159 on the consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Positions (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and other generally accepted accounting principles in the United States of America. This FSP is effective for fiscal years beginning after December 15, 2008 and, therefore, is effective for the Company in fiscal year 2009. The Company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FASB No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. This statement became effective November 15, 2008 without material impact to the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  FSP EITF 03-6-1 concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to SFAS 128, “Earnings per Share”, when computing basic and diluted EPS.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, including interim periods within those years. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of net product, and service revenues:

(in thousands)
Financial Results	For the Fiscal Years
	2008	% of Revenues	2007	% of Revenues	2006	% of Revenues
Net revenues:
Product	$340,003	60.1%	$386,605	65.9%	$373,232	62.9%
Service	225,827	39.9%	200,302	34.1%	219,749	37.1%
Total net revenues	565,830	100.0%	586,907	100.0%	592,981	100.0%

Gross profit
Product	34,561	6.1%	34,249	5.8%	30,930	5.2%
Service	35,197	6.2%	24,399	4.2%	35,612	6.0%
Total gross profit	69,758	12.3%	58,648	10.0%	66,542	11.2%

Gross profit %
Product %	10.2%		8.9%		8.3%
Service %	15.6%		12.2%		16.2%

Operating expenses:
Selling, general and administrative	74,995	13.3%	66,280	11.3%	54,871	9.2%
Depreciation and amortization	4,086	0.7%	4,687	0.8%	4,894	0.8%
Goodwill and intangible asset impairment	711	0.1%	98,314	16.7%	3,472	0.6%
Total operating expenses	79,792	14.1%	169,281	28.8%	63,237	10.6%

Income (loss) from operations	(10,034)	-1.8%	(110,633)	-18.8%	3,305	0.6%

Other income (expense):
Interest income	231	0.0%	908	0.2%	582	0.1%
Interest expense	(1,062)	-0.2%	(1,091)	-0.2%	(1,757)	-0.3%
Other expense	(166)	0.0%	-	0.0%	-	0.0%
Other income (expense), net	(997)	-0.2%	(183)	0.0%	(1,175)	-0.2%

Income (loss) before income tax	(11,031)	-2.0%	(110,816)	-18.9%	2,130	0.4%
Income tax expense	2,125	0.4%	1,417	0.2%	987	0.2%

Net income (loss)	$(13,156)	-2.4%	$(112,233)	-19.1%	$1,143	0.2%

FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007

Total Net Revenues: Total net revenues decreased $21.1 million or 3.6% in fiscal 2008, compared to fiscal 2007. For fiscal 2008 and fiscal 2007, the net revenues were $565.8 million and $586.9 million, respectively.

Product revenues were $340.0 million in fiscal 2008, a decrease of $46.6 million or 12.1% from fiscal 2007. This decrease was primarily due to continued delays in product purchases and deployments in several financial services and manufacturing industry accounts as a result of the challenging economic environment.

Service revenues were $225.8 million in fiscal 2008, an increase of $25.5 million or 12.7% from fiscal 2007. The Company groups services sales into Technical Staffing and Infrastructure services. Technical Staffing Services support clients’ project requirements, ensures regulatory and customer compliance requirements and fulfills interim and permanent staffing requirements of the staffing projects.  Infrastructure Services help clients optimize the various elements of distributed computing environments.  Encompassing the complete IT lifecycle, these services include desktop and mobile computing, server and network environments.

	(in millions)
Service Revenue	Fiscal 2008	Fiscal 2007
Technical Staffing	$106.2	$87.2
Infrastructure Services	119.6	113.1
Total Service Revenue	$225.8	$200.3

Technical Staffing revenue increased $19.0 million in fiscal 2008. This increase is due to a shift in the mix of business from vendor managed services in which our revenue is fee-based to more gross revenue for services provided by a combination of employees and subcontractors. As previously disclosed, we elected not to renew a technical services contract with a major customer in June 2008 because the proposed terms would have been unprofitable for the Company. As a result of the loss of this business, we expect a decline of approximately $80 million in technical staffing revenue in fiscal 2009. Technical Staffing revenue accounted for approximately 47.0% of total service revenues, compared to 43.5% in fiscal 2007.

Infrastructure Service revenues increased $6.5 million in fiscal 2008, primarily due to new long-term service engagements started at the beginning of 2008 offset by a decline in short-term project engagements.  Infrastructure Service revenues accounted for approximately 53.0% of total service revenues in fiscal 2008, compared to 56.5% in fiscal 2007.

Gross Profit:  Gross profit was $69.8 million in fiscal 2008, compared to $58.6 million in fiscal 2007. Gross profit margin, as a percentage of revenue, was 12.3% in fiscal 2008, compared to 10.0% in fiscal 2007.

Product gross profit was $34.6 million in fiscal 2008, compared to $34.2 million in fiscal 2007. Product gross profit margin as a percentage of product revenues increased to 10.2% in fiscal 2008, compared to 8.9% in fiscal 2007. This increase is due primarily to the improvements as a result of increased rebates from improved tracking of OEM partner promotional initiatives and targeting more profitable growth segments such as networking, server, storage and peripherals.

Service gross profit was $35.2 million in fiscal 2008, compared to $24.4 million in fiscal 2007.  Service gross profit margins were 15.6% in fiscal 2008, compared to 12.2% in fiscal 2007.

	(in millions)
Service Gross Profit	Fiscal 2008	Fiscal 2007
Technical Staffing	$11.7	$11.9
Infrastructure Services	23.5	12.5
Total Service Gross Profit	$35.2	$24.4

Gross profit from Technical Staffing Services was $11.7 million for fiscal 2008, compared to $11.9 million for fiscal 2007.  Gross profit margin decreased to 11.1% in fiscal 2008 from 13.7% in fiscal 2007.  This decrease in gross margin is primarily the result of a shift in the mix of business from vendor managed services in which our revenue is fee-based to more gross revenue for services provided by a combination of employees and subcontractors. Given the non-renewal of the technical services contract with a major customer in June 2008, we expect a decline in technical staffing gross margin of approximately $6.2 million in fiscal 2009.

Gross profit from Infrastructure Services was $23.5 million for fiscal 2008 compared to $12.5 million for fiscal 2007 due to the increase in revenue related to new service engagements started at the beginning of 2008.  Gross profit margin increased to 19.6% in fiscal 2008 from 11.0% in fiscal 2007.  This increase in gross profit margin is primarily the result of increased utilization and productivity of infrastructure services technical resources offset by unprofitable customer contracts during the first quarter of 2008 that were exited during the second quarter of 2008.

Operating Expenses:  Total operating expenses were $79.8 million in fiscal 2008, compared to $169.3 million in fiscal 2007, a decrease of $89.5 million. The decrease is primarily the result of the following:

•	In fiscal 2007, the Company recorded a goodwill impairment charge of $98.3 million.
•
In fiscal 2007, the Company recorded $3.5 million for bad debt expense compared to $1.1 million in fiscal 2008.  The bad debt allowance reflects the Company’s history of charge-offs and the current composition of its accounts receivable portfolio.

•
In fiscal 2007, the Company recorded a charge of $2.1 million to write-off certain software and to reflect a change in the remaining useful life of other existing software due to the initiation of a project to replace its enterprise reporting system.

•
In fiscal 2007, the Company recorded charges of $0.3 million for non-recoverable transition costs on loss contracts, and $3.0 million for the resolution of certain outstanding lawsuits and payments of earn-out compensation.

•	In fiscal 2007, the Company recorded costs of $1.2 million primarily related to a contested Proxy solicitation.

The decreases from fiscal 2007 operating expenses as set forth above were offset by an increase in operating expenses in fiscal 2008 of the following:

•	In fiscal 2008, the Company recorded an accrued loss of $6.3 million on an operating lease for an aircraft because the Company determined the business use of this aircraft would be discontinued.
•
In fiscal 2008, the Company recorded a charge of $2.5 million related to the purchase of an ERP software system in October 2007.  The Company began designing the ERP software system in fiscal 2007, but temporarily suspended design and development activities during the quarter ended July 5, 2008.  The project was ultimately suspended indefinitely due to the challenging economic environment as it was expected this project would require approximately $5.5 million of additional expenditures to complete.

•	In fiscal 2008, the Company recorded an accrual of $1.7 million related to payroll tax liability matters.
•	In fiscal 2008, the Company recorded severance charges of $1.7 million compared to $0.4 million in fiscal 2007.
•	In fiscal 2008, the Company recorded an intangible asset impairment charge of $0.7 million.
•
In fiscal 2008 the Company recorded a net charge of approximately $0.5 million to reserve against the collection of amounts incorrectly billed by subcontractors in our technical staffing business for years 2005 and 2006.

•
In fiscal 2008, the Company reflected increases in operating expenses primarily driven by an increase of $4.4 million in personnel-related costs, and related selling, general and administrative expenses, to support our product and service businesses and investments to improve customer, vendor and back office support functions.

Income (Loss) from Operations:  Loss from operations decreased $100.6 million, to a loss of $10.0 million in fiscal 2008 from a loss of $110.6 million in fiscal 2007. The decrease in loss from operations is the result of the increase in gross profit and decrease in operating expenses, as described above.

Other income (expense): Net other expense was $1.0 million in fiscal 2008 compared to $0.2 million during fiscal 2007. This increase in net other expense is primarily the result of a $0.7 million decrease in interest income due to reduced interest earned on cash balances in fiscal 2008,  decrease in interest income on tax refunds and fiscal 2008 foreign currency exchange losses of $0.2 million with no such losses in fiscal 2007. The foreign currency exchange losses resulted from fluctuations of the Canadian dollar compared to the U.S. dollar arising between the incurrence of expense and payment of liability for foreign-denominated payables by the Company’s Canadian subsidiary.  In addition the Company had amounts outstanding under its credit facility due to the timing of payments of accounts payables and payroll and collections of receivables.

Income Taxes:  Income tax expense was $2.1 million in fiscal 2008, compared to $1.4 million for fiscal 2007.  Income tax expense was principally due to permanent differences associated with goodwill impairment charges during fiscal 2007, and $6.6 million and $15.0 million increases in the non-cash tax valuation reserves in fiscal 2008 and fiscal 2007, respectively, due to the uncertainty of future utilization of the deferred tax assets.

Net Income (Loss):  Net loss was $13.2 million in fiscal 2008, compared to $112.2 million in fiscal 2007.  The decrease in net loss is a result of the factors described above.

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

Operating Expenses:  Total operating expenses were $169.3 million in fiscal 2007, compared to $63.2 million in fiscal 2006, an increase of $106.1 million. The increase is the result of the following:

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

Other income (expense): Fiscal 2007 had net interest expense of $0.2 million compared to net interest expense of $1.2 million during fiscal 2006. This decrease in net interest expense was a result of decreased borrowings under the Company’s credit facility and an increase in interest earned due to cash on hand.

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

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash from operations, cash on hand and the credit facility described below. Cash provided by operating activities was $44.3 million in fiscal 2008. Cash used in investing activities was $2.7 million which was primarily for capital expenditures.  Cash used in financing activities was $24.1 million, which included a $14.2 million decrease in floor plan financings and $10.2 million for the purchase of treasury stock, partially offset by $0.3 million proceeds from the employee stock purchase plan.

The amount of cash derived from or used by operating activities will vary based on a number of business factors which may change from time to time, including terms of available financing from vendors, up or down turns in the Company’s business and or up or down turns in the businesses of the Company’s customers.  However, a growth or decline in services revenue in conjunction with a change in the proportion of services revenue to total revenue is an underlying driver of operating cash flow during a period of growth because a majority of the Company’s service revenue is generated based upon the billings of the Company’s technicians.  The cash outlay for these labor/payroll costs is incurred bi-weekly with each pay period.  The invoicing for the service is generated on various billing cycles as dictated by the customers, and the respective cash inflow typically follows within 30 to 60 days of invoice date, which may be as long as 60 to 120 days from the time the services are performed.  Product revenue has a shorter cash outlay period, as the time difference between paying vendors for products purchased and receiving cash from customers is typically 0 to 60 days. The Company anticipates a decline in fiscal 2009 services revenue due to the non-renewal of a major staffing contract and a consequent decline in the proportion of service revenue to total revenue. If this decline does not occur, the Company may experience a decrease in cash flows from operating activities in fiscal 2009.  In addition, certain services, primarily outsourcing contracts for the Company’s Life Cycle Services, require that the Company maintain a specific parts inventory for servicing the customer; thus, an increase or decrease in the type of services provided can impact inventory levels and operating cash flows.

Cash provided by operating activities in fiscal 2008 was $44.3 million, compared to cash used in operations of $5.1 million in fiscal 2007.  The increase in net cash provided by operating activities in fiscal 2008 as compared to fiscal 2007 resulted primarily from a decrease in accounts receivable of $61.2 million in fiscal 2008 compared to a net increase of $4.1 million in fiscal 2007, partially offset by a decrease in accounts payable trade of $26.6 million in fiscal 2008 compared to $0.7 million in fiscal 2007. The decreases in accounts receivable and accounts payable are primarily due to the expiration of a technical staffing services contract with a major customer announced by the Company in June 2008 and significant collection of aged vendor receivables.  The Company elected not to renew the technical staffing services contract because the terms were not profitable for the Company.

Cash used in operating activities in fiscal 2007 was $5.1 million, compared to cash provided by operations of $27.6 million in fiscal 2006.  The decrease in net cash provided by operating activities in fiscal 2007 as compared to fiscal 2006 resulted primarily from a $7.6 million increase in trade, vendor and other receivables due primarily to the timing of payments from customers and vendors, and the timing of payments for accounts payable; fiscal 2007 accounts payable decreased $0.7 million compared to a $25.3 million increase in fiscal 2006.

Cash flows used in investing activities totaled $2.7 million in fiscal 2008, $3.6 million in fiscal 2007 and $0.7 million in fiscal 2006.  Capital expenditures were $2.7 million in fiscal 2008, $3.6 million in fiscal 2007 and $2.3 million in fiscal 2006. In fiscal 2007, the Company’s purchases of certificates of deposit totaling $2.2 million were offset by redemptions of $2.2 million, In fiscal 2006, purchases of certificates of deposit totaled $0.1 million while redemptions totaled $2.7 million. During fiscal 2006, the Company also made payments related to acquisitions and a covenant not to compete of $0.7 million and $0.3 million, respectively.

Cash flows used in financing activities total $24.1 million in fiscal 2008, compared to cash flows provided by financing activities of $8.4 million in fiscal 2007 and cash flows used in financing activities of $14.8 million in fiscal 2006. Repurchases of treasury stock totaled $10.2 million in fiscal 2008, $1.4 million in fiscal 2007 and $2.5 million in fiscal 2006. In fiscal 2008, floor plan financing liability increased $14.2 million compared to net decreases of $9.4 million and $2.5 million in fiscal 2007 and fiscal 2006, respectively. In fiscal 2006, the Company also made payments on short-term borrowings of $15.3 million. Proceeds from the issuance of common shares for the employee stock purchase plan were $0.3 million for each fiscal year.

A significant part of the Company’s inventories are financed by floor plan arrangements with third parties. At January 5, 2009, these lines of credit totaled $88.0 million, including $80.0 million with GE Commercial Distribution Finance (“GECDF”) and $8.0 million with IBM Credit Corporation (“ICC”). Borrowings under the GECDF floor plan arrangements are made on 30 day notes. Borrowings under the ICC floor plan arrangement are made on 15 day notes. All such borrowings are secured by the related inventory. The Company classifies amounts outstanding under the floor plan arrangements as floor plan financing liability which is a current liability in the consolidated balance sheets. Payments made under floor plan arrangements are classified as financing activities in the consolidated statements of cash flows. Outstanding amounts under the floor plan financing arrangements totaled $11.7 million at January 5, 2009 and $25.9 million at January 5, 2008. Financing on substantially all the advances made under either of these floor plan arrangements is interest free. Interest was imputed on these borrowings at a rate of 6.0% per annum for the years ended January 5, 2009, 2008 and 2007. Related interest expense totaled $608,000 in fiscal 2008, $634,000 in fiscal 2007 and $608,000 in fiscal 2006.

The Company has a Syndicated Credit Facility Agreement with GE Commercial Distribution Finance (“GECDF”), which became effective June 25, 2004 (the “Credit Facility”) and was scheduled to expire on June 25, 2008. The Credit Facility, which has been the subject of subsequent modifications, was originally comprised of seven participating lenders, with GECDF designated as the “agent” for the lenders. The Credit Facility provides for a floor plan loan facility and a revolving loan commitment, both of which are collateralized primarily by the Company’s accounts receivable. The Credit Facility also provides for a letter of credit facility. The funds available for borrowing by the Company under the Credit Facility are reduced by an amount equal to outstanding advances made to the Company to finance inventory under the floor plan loan facility and the aggregate amount of letters of credit outstanding at any given time.

Effective April 15, 2008, the Credit Facility was amended. The primary changes made to the Credit Facility by this amendment were as follows:  (i)  decrease in the total Credit Facility from $100 million to $68.7 million with a maximum of $68.7 million (previously $80.0 million) available under the floor plan loan facility and the revolving loan, both of which were collateralized primarily by the Company’s accounts receivable up to a maximum of $68.7 million (previously $80.0 million); (ii) memorialize the departure of certain lenders from the Credit Facility and the assignment of their respective commitments under the Credit Facility to the remaining lenders, GECDF and National City Bank, and (iii) revise the tangible net worth covenant to be no less than $70 million (previously $85.4 million) on the last day of each fiscal quarter. The Credit Facility allows for either the Company or GECDF, in its capacity as agent for the lenders, to require participating lenders to assign their respective commitments under the Credit Facility to either GECDF or another participating lender. In accordance with the amendment to the Credit Facility, GECDF extended 72.78% of the credit to the Company and National City Bank extended 27.22% of the credit to the Company.

Effective June 25, 2008, the Credit Facility was further amended. The primary provisions of this amendment are as follows: (i) to extend the termination date under the revolving loan commitment from June 25, 2008 to June 25, 2009; (ii) to increase the total Credit Facility back to $80.0 million from $68.7 million, with a maximum of $80.0 million for inventory financing and the revolving loan, and to revise the participating lenders so that GECDF is the sole lender and, therefore, will extend 100% of the credit; (iii) to revise the tangible net worth covenant on the last day of each fiscal quarter to be no less than $65 million for the quarters ending July 5, 2008 and October 5, 2008 (previously $70 million) and no less than $70 million for the quarter ending January 5, 2009; (iv) to specify a minimum fixed charge coverage ratio (as defined in the agreement) of 2.75 to 1.00 for the quarters ending October 5, 2008, January 5, 2009 and April 5, 2009, and (vi) to provide for a termination fee of up to $250 thousand to be paid by the Company in the event the Company terminates the agreement prior to the maturity date of the revolving loan commitment.

Effective November 14, 2008, the Credit Facility was further amended. The primary provisions of this amendment are as follows: (i) to permit distributions up to a maximum of $18 million for the period June 25, 2008 through June 25, 2009 only if specified criteria are met; (ii) to revise the minimum tangible net worth requirement to $60 million (previously $70 million) for the quarter ending January 5, 2009 and to specify a minimum tangible net worth requirement of $60 million for the quarter ending April 5, 2009; and (iii) to specify a minimum fixed charge coverage ratio (as defined in the agreement) of 0.5 to 1.00 for the four fiscal quarter periods ending January 5, 2009 and April 5, 2009. The term distribution is defined in the Credit Facility and includes dividends, acquisitions of outstanding stock, reinvestment of debt securities and compensation to a shareholder in excess of normal compensation including performance bonuses.

As of January 5, 2009 and 2008, there was no balance outstanding under the Credit Facility other than the floor plan financing liability.  At January 5, 2009 and January 5, 2008, the amounts available under the Credit Facility were $50.2 million and $56.6 million, respectively. Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid.  As of January 5, 2009, the adjusted LIBOR rate was 2.96%.  The credit facility is collateralized by substantially all the assets of Pomeroy, except those assets that collateralize certain other financing arrangements.  Under the terms of the credit facility, the Company is subject to various financial covenants. As of January 5, 2009 Pomeroy was in compliance with these financial covenants.

At January 5, 2008 and 2007, the Company had several outstanding letters of credit issued to insurance providers and the lessor for the aircraft lease totaling $3.0 million and $1.4 million, respectively, that have various expiration dates through December 2009.  The outstanding letters of credit reduce the amount available under the credit facility.

Pomeroy believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy Pomeroy's capital requirements for the next 12 months. The Company's credit facility expires June 25, 2009. The Company intends to negotiate a new credit facility with terms sufficient for its financing needs and does not anticipate any problems securing a new credit facility before June 25, 2009. However, if the Company is unable to negotiate a new credit facility, it could adversely affect the Company's ability to operate.

On November 14, 2008, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock.  On November 19, 2008, the Board of Directors of the Company authorized a $5.0 million increase in its stock repurchase program, therefore authorizing the Company to purchase up to $10.0 million of its outstanding common stock under the program.  All stock repurchases are to be made through open market purchases, block purchases or privately negotiated transactions as deemed appropriate by the Company within a period of one year from the date of the first purchase under the program.  The Company has no obligation to repurchase shares under the program, and the timing, manner and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company intends to utilize available working capital to fund the stock repurchase program. The acquired shares will be held in treasury or cancelled.  During fiscal 2008, the Company purchased 2,656,155 shares at a total cost of $7.9 million under this program.

On December 3, 2007, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock.  The Company suspended this stock repurchase program on June 3, 2008. Prior to the suspension, a total of 497,572 shares of the Company’s common stock, with an aggregate cost of $3.2 million, had been repurchased under this program. The acquired shares will be held in treasury or cancelled. This stock redemption program was initially approved to remain in place through the later of December 5, 2008 or the date on which $5 million in repurchases was completed, whichever came first. In addition, the Board adopted a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock pursuant to the stock repurchase program. Rule 10b5-1 allowed the Company to purchase its shares at times when the Company would not ordinarily be in the market because of the Company’s trading policies or the possession of material non-public information. Under this repurchase plan, the Company purchased 352,306 shares at a total cost of $2.2 million in fiscal 2008 and 145,266 shares at a total cost of $1.0 million in fiscal 2007.  In addition, during fiscal 2008 the Company purchased 8,416 shares withheld at the election of certain holders of restricted stock from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stock holders.

During fiscal 2007 and 2006, the Company repurchased 47,400 shares and 320,415 shares, respectively of common stock at a total cost of $0.4 million and $2.5 million, respectively, under its share repurchase program that expired October 31, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

Aggregated information about the Company’s contractual obligations as of January 5, 2009 is presented in the following table:

Contractual Obligations:	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$15,440	$4,930	$3,859	$3,679	$2,972
Restructuring payments	1,149	1,149	-	-	-
Floor plan arrangements	11,709	11,709	-	-	-

Total contractual cash obligations	$28,298	$17,788	$3,859	$3,679	$2,972

With the exception of a $6.3 million accrued loss on an operating lease for an aircraft, the operating leases, shown above, are not recorded on the consolidated balance sheet.  Operating leases are utilized in the normal course of business.  The expected timing or payment of obligations discussed above is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on changes to agreed-upon amounts for some obligations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of Pomeroy IT Solutions, Inc (the “Company”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in the evaluation. Based on the evaluation, management concluded that as of the end of the period covered by this report, due to the material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules. Despite the control weaknesses described below, management has taken subsequent actions to ensure that the financial statements reported in this Form 10-K for the fiscal year ended January 5, 2009, fairly present, in all material respects, the consolidated financial condition and results of operations of the Company for the fiscal years presented.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 5, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

On December 23, 2008, the Company’s Audit Committee concluded that the Company should restate its previously issued financial statements to correct classification errors related to the following:

•
The Company previously classified cash flows for floor plan financing arrangements with a third party lender that is not a supplier as operating cash flows instead of financing cash flows.  In addition, as a result of this change in classification, a portion of amounts paid under the floor plan should be reclassified from cost of revenues to interest expense on the consolidated statements of operations. In connection with reviewing the accounting treatment for the floor plan financing, the Company determined that a portion of the floor plan liability was previously included in accounts payable on the Company’s balance sheet. As a result, the Company corrected the reported balance of the floor plan liability.

•
Certain payroll related expenses for personnel providing services to customers, which had been included in operating expenses rather than cost of revenues.  The correction of the classification of these expenses had no impact on the total reported net income (loss), or earnings (loss) per share.  However, it did change the reported gross profit.

•
Certain OEM partner promotional incentives were previously recorded as a reduction to service cost of revenues.  As these incentives represent a reduction in the cost of product sold, we reclassified these incentives as a reduction of product cost of revenues.

After evaluating the nature of the above errors and the resulting restatement, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the material weaknesses discussed below existed in the Company’s internal controls over financial reporting at January 5, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the Company’s evaluation, the Company has concluded that its internal control over financial reporting is not effective as a result of the material weaknesses discussed below.

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

Pomeroy management will take action during the first quarter of fiscal 2009 to remediate the material weaknesses noted above, including:

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

Pomeroy management will assign the highest priority to Pomeroy’s remediation efforts, with the goal of remediating the material weaknesses by the end of 2009.  However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the revised controls, no assurance can be given as to the timing for completion of the remediation.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of fiscal 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On March 17, 2009, the Company entered into an agreement to sell the aircraft that is discussed above in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, to an unrelated third party.  As stated in the Notes to Company's Consolidated Financial Statements, under the lease agreement for the aircraft, the Company provides the lessor with a residual value guarantee on the aircraft.  The lease agreement also provides the Company with the right and option to terminate the lease prior to the end of its term and purchase the aircraft from lessor.  Therefore, the Company will terminate the lease agreement and exercise its right and option to purchase the aircraft from lessor in order to facilitate the sale of the aircraft, as contemplated under the Aircraft Purchase Agreement, dated March 17, 2009.  The Aircraft Purchase Agreement states that the closing on the transaction must occur on or before April 30, 2009, subject to the satisfaction of certain standard and customary contingencies.

As of July 3, 2008 (the last business day of the second quarter), the Company calculated its public float in accordance with SEC Rule 12b-2 and determined that, beginning with the Company’s annual report on Form 10-K for the fiscal year ended January 5, 2009, the Company has changed from an accelerated filer to a non-accelerated filer.  In addition, the Company reporting status has changed to a smaller reporting company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

Information required by Part III is omitted from this report because we intend to file a definitive Proxy Statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report, and certain information to be filed therein is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

2008 Form
10-K Page
1.	Financial Statements:

	Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets,
	January 5, 2009 and January 5, 2008	F-2 to F-3

For each of the three fiscal years in
the period ended January 5, 2009:

	Consolidated Statements of Operations	F-4

	Consolidated Statements of Equity	F-5

	Consolidated Statements of Cash Flow	F-6

	Notes to Consolidated Financial Statements	F-7 to F-24

2.	Financial Statement Schedule None

Filed Herewith
or
Incorporated
3.	Exhibits		by Reference to:

	3(i)(a)1	Certificate of Incorporation of Pomeroy Computer Resources, dated February, 1992	Exhibit 3(i)(a)(1) of Company’s Form 10-Q filed August 11, 2000

	3(i)(a)2	Certificate of Amendment to Certificate of Incorporation, dated July 1997	Exhibit 3(i)(a)(2) of Company’s Form 10-Q filed August 11, 2000

	3(i)(a)3	Certificate of Designations of Series A Junior Participating Preferred Stock of Pomeroy Computer Resources, Inc. February 1998	Exhibit 3(i)(a)(3) of Company’s Form 10-Q filed August 11, 2000

	3(i)(a)4	Certificate of Amendment to Certificate of Incorporation, dated August 2000	Exhibit 3(i)(a)(4) of Company’s Form 10-Q filed August 11, 2000

3(i)(a)5	Certificate of Amendment to Certificate of Incorporation for Pomeroy Computer Resources, Inc., dated June 19, 2003	Exhibit 3(I)(a)5 of Company’s Form 10-Q filed August 19, 2003

(3)(i)(a)6	Certificate of Amendment to Certificate of Incorporation for Pomeroy Computer Resources Sales Company, Inc., dated June 19, 2003	Exhibit 3(I)(a)6 of Company’s Form 10-Q filed August 19, 2003

3(ii)	Bylaws of the Company as amended on January 24, 2008	Exhibit 3(ii) of Company’s Form 10-Q filed on May 15, 2008

10(i)	Material Agreements

(a)	Agreement for Wholesale Financing (Security Agreement) between IBM Credit Corporation and the Company dated April 2, 1992	Exhibit 10(i)(b)(1) of Company's Form 10-K filed April 7, 1994

(b)	Addendum to Agreement for Wholesale Financing between IBM Credit Corporation and the Company dated July 7, 1993	Exhibit 10(i)(b)(2) of Company's Form 10-K filed April 7, 1994

(c)	IBM Agreement for authorized Dealers and Industry Remarketers with the Company, dated September 3, 1991	Company's Form S-1 filed February 14, 1992

(d)	Schedule of Substantially	Exhibit 10(i)(e)(2) of
	Identical IBM Agreements for Authorized Dealers And Industry Remarketers	Company's Form S-1 filed February 14, 1992

(e)	Asset purchase agreement by, between and among Pomeroy Select Integration Solutions, Inc. and Verity Solutions, LLC and John R. Blackburn, dated August 30, 2002	Exhibit 10(I)(mm)(10) of Company’s Form 10-Q filed November 14, 2002

(f)	Covenant not to compete agreement between John R. Blackburn and Pomeroy Select Integration Solutions, Inc.	Exhibit 10(I)(mm)(11) of the Company’s Form 10-Q filed November 14, 2002

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
Filed as Exhibit 99.1 to the Company’s 8-K filed July 13, 2007

(i)	Stock purchase agreement by, between and among James Hollander, trustee, Raymond Hays, trustee, David Yoka, trustee and Matthew Cussigh and Pomeroy Computer Resources, Inc.	Exhibit (nn)(1) of the Company’s Form 10-Q filed May 20, 2003

(j)	Asset purchase agreement by, between and among Pomeroy IT Solutions, Inc., Pomeroy Select Integration Solutions, Inc., eServe Solutions Group, LLC, Tim Baldwin and Pat Sherman.	Exhibit (nn)(2) of the Company’s Form 10-K filed March 19, 2004

(k)	Agreement and plan of merger by and between Pomeroy Acquisition Sub, Inc., a wholly owned subsidiary of Pomeroy, and Alternative Resources Corporation, dated May 11, 2004	Exhibit 10 (I) of the Company’s Form 10-Q filed May 17, 2004

(l)
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
Exhibit 10 (ii) of the Company’s Form 10-Q filed May 17, 2004

10(ii)	Material ordinary course of business contracts that require filing

(a)	Lease Agreement by and between Pomeroy Investments, LLC and Pomeroy Select Integration Solutions, Inc. , dated September 12, 2005	Exhibit 10(ii)(D)(1) of Form 10K Filed April 14, 2006

(b)	Aircraft Lease Agreement by and between Suntrust Leasing Corporation and Pomeroy IT Solutions Sales Company, Inc and Pomeroy Select Integration Solutions, Inc., dated December 28, 2005	Exhibit 10(ii)(D)(2) of Form 10K Filed April 14, 2006

(c)	Third Amendment to Lease Agreement by and between Pomeroy Investment, LLC and Pomeroy IT Solutions, Inc.	Exhibit 10(ii)(D)(3) of Form 10K Filed April 14, 2006

(d)	Consulting Agreement by and between Pomeroy IT Solutions, Inc. and David B. Pomeroy, effective January 5, 2005	Exhibit 10 (ii) (A) of the Company’s Form 8-K filed February 3, 2005

(e)	Amendment No. 4 to Amended and Restated Credit Facilities Agreement between the Company and GE Commercial Distribution Finance Corporation	Filed as Exhibit 99.1 to the Company’s 8-K filed June 29, 2007

(f)	Amendment No. 5 to Amended and Restated Credit Facilities Agreement between the Company and GE Commercial Distribution Finance Corporation	Filed as Exhibit 99.1 to the Company’s 8-K filed April 17, 2008

(g)	Amendment No. 6 to Amended and Restated Credit Facilities Agreement between the Company and GE Commercial Distribution Finance Corporation	Filed as Exhibit 99.1 to the Company’s 8-K filed June 26, 2008

(h)	Amendment No. 7 to Amended and Restated Credit Facilities Agreement between the Company and GE Commercial Distribution Finance Corporation	Filed as Exhibit 99.1 to the Company’s 8-K filed November 11, 2008

(i)	Aircraft Purchase Agreement, dated March 17, 2009

10 (iii)	Material Employee Benefit and Other Agreements

(a)	The Company Savings 401(k) Plan,	Exhibit 10(iii)(d) of
	effective July 1, 1991	Company’s Form S-1 filed February 14, 1992

(b)	The Company’s 2002 Amended and Restated Stock Incentive Plan	Exhibit B to the Company’s Definitive Proxy Statement filed May 4, 2004

(c)	The Company's 2002 Amended and Restated Outside Directors Stock Option Plan	Exhibit C to the Company's Definitive Proxy Statement filed May 5, 2006

(d)	Employment Agreement of Kevin G. Gregory	Exhibit 10(iii)(o)(1) of Company’s Form 10K filed April 14, 2006

(e)	Employment Agreement of Keith Blachowiak	Exhibit 10.1 of the Company’s Form 8-K filed April 30, 2008

(f)	Employment Agreement of Keith R. Coogan	Exhibit 10.1 of the Form 8-K filed October 19, 2007

(g)	Amended and Restated Employment Agreement of Christopher C. Froman	Filed as Exhibit 10.1 of the Form 8-K filed December 23, 2008

(h)	Special Change in Control Bonus Agreement by and between Pomeroy IT Solutions, Inc. and Christopher C. Froman, effective December 10, 2007	Filed as Exhibit 10.2 of the Form 8-K filed December 11, 2007

(i)	Amended and Restated Employment Agreement of Peter J. Thelen	Filed as Exhibit 10.1 to the Company’s 8-K filed on January 8, 2009

(j)	Amended and Restated Special Change in Control Bonus Agreement of Peter J. Thelen	Filed as Exhibit 10.1 to the Company’s 8-K filed on January 8, 2009

(k)	Amended and Restated Employment Agreement of Craig J. Propst	Filed as Exhibit 10.1 to the Company’s 8-K filed on December 29, 2008

(l)	First Amendment to Employment Agreement of Luther K. Kearns	Filed as Exhibit 10.1 to the Company’s 8-k filed February 24, 2009.

(m)	Special Change in Control Bonus Agreement by and between Pomeroy IT Solutions, Inc. and Kevin G. Gregory, effective December 11, 2007	Filed as Exhibit 10.1 to the Company’s 8-K report on December 14, 2007

(n)	Special Change in Control Bonus Agreement by and between Pomeroy IT Solutions, Inc. and Keith Blachowiak, effective December 11, 2007	Filed as Exhibit 10.4 to the Company’s 8-K report on December 14, 2007

(o)	Special Change in Control Bonus Agreement by and between Pomeroy IT Solutions, Inc. and Luther K. Kearns, effective March 17, 2008	Filed as Exhibit 10.1 to the Company’s 8-K report on March 20, 2008

11	Computation of Per Share Earnings	See Note 1 of Notes to Consolidated Financial Statements

14	Code of Ethics	Filed as Exhibit 14 of Company’s Form 10-K filed on March 26, 2008
21	Subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP

31.1	Section 302 CEO Certification
31.2	Section 302 CFO Certification
32.1	Section 906 CEO Certification

32.2	Section 906 CFO Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pomeroy IT Solutions, Inc.

By: /s/ Craig J. Propst
Craig J. Propst
Senior Vice President, Treasurer and Chief Financial
Officer

Dated: March 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

By: /s/ Richard S. Press	March 20, 2009
Richard S. Press, Chairman, Director

By: /s/ Christopher C. Froman	March 20, 2009
Christopher C. Froman, President and Chief Executive Officer

By: /s/ David G. Boucher	March 20, 2009
David G. Boucher, Director

By: /s/ Ronald E. Krieg	March 20, 2009
Ronald E. Krieg, Director

By: /s/ David B. Pomeroy II	March 20, 2009
David B. Pomeroy II, Director

By: /s/ Keith R. Coogan	March 20, 2009
Keith R. Coogan, Director

By: /s/ Michael A. Ruffolo	March 20, 2009
Michael A. Ruffolo, Director

By: /s/ Jonathan Starr	March 20, 2009
Jonathan Starr, Director

By: /s/ Debra E. Tibey	March 20, 2009
Debra E. Tibey, Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pomeroy IT Solutions, Inc.
Hebron, Kentucky

We have audited the accompanying consolidated balance sheets of Pomeroy IT Solutions, Inc. as of January 5, 2009 and 2008 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended January 5, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pomeroy IT Solutions, Inc. at January 5, 2009 and 2008 and the results of its operations and its cash flows for the three years in the period ended January 5, 2009, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in note 1 to the consolidated financial statements, effective January 6, 2007 the company changed its method of accounting for uncertain tax position to conform to FIN 48, “accounting for Uncertainty in Income Taxes.”

/s/ BDO Seidman, LLP

Chicago, Illinois
March 20, 2009

F. 1

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	January 5,	January 5,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$30,787	$13,282
Certificates of deposit	1,142	1,113

Accounts receivable:
Trade, less allowance of $3,233 and $3,522, respectively	89,654	140,167
Vendor, less allowance of $293 and $562, respectively	1,299	11,352
Net investment in leases	74	756
Other	622	1,288
Total receivables	91,649	153,563

Inventories	7,890	15,811
Other	3,861	10,196
Total current assets	135,329	193,965

Equipment and leasehold improvements:
Furniture, fixtures and equipment	14,040	15,180
Leasehold Improvements	5,055	7,262
Total	19,095	22,442

Less accumulated depreciation	12,748	12,645
Net equipment and leasehold improvements	6,347	9,797

Intangible assets, net	752	2,017
Other assets	559	805
Total assets	$142,987	$206,584

See accompanying notes to consolidated financial statements.

F. 2

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	January 5,	January 5,
	2009	2008
LIABILITIES AND EQUITY

Current Liabilities:
Floor plan financing	$11,709	$25,949
Accounts payable - trade	30,774	57,395
Deferred revenue	1,557	1,949
Employee compensation and benefits	7,081	10,248
Accrued facility closing cost and severance	1,149	1,678
Other current liabilities	18,839	15,542
Total current liabilities	71,109	112,761

Accrued facility closing cost and severance, net of current portion	-	1,056

Equity:
Preferred stock, $.01 par value; authorized 2,000 shares, (no shares issued or outstanding)	-	-
Common stock, $.01 par value; authorized 20,000 shares, (13,693 and 13,513 shares issued, respectively)	142	140
Paid in capital	93,858	91,399
Accumulated other comprehensive income	13	20
Retained earnings	1,044	14,200
	95,057	105,759

Less treasury stock, at cost (4,340 and 1,323 shares, respectively)	23,179	12,992
Total equity	71,878	92,767
Total liabilities and equity	$142,987	$206,584

See accompanying notes to consolidated financial statements.

F. 3

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	Fiscal Years Ended
	January 5,	January 5,	January 5,
	2009	2008	2007

Net revenues:
Product	$340,003	$386,605	$373,232
Service	225,827	200,302	219,749
Total net revenues	565,830	586,907	592,981

Cost of revenues:
Product	305,442	352,356	342,302
Service	190,630	175,903	184,137
Total cost of revenues	496,072	528,259	526,439

Gross profit	69,758	58,648	66,542

Operating expenses:
Selling, general and administrative	74,995	66,280	54,871
Depreciation and amortization	4,086	4,687	4,894
Goodwill and intangible asset impairment	711	98,314	3,472
Total operating expenses	79,792	169,281	63,237

Income (loss) from operations	(10,034)	(110,633)	3,305

Other income (expense):
Interest income	231	908	582
Interest expense	(1,062)	(1,091)	(1,757)
Other	(166)	-	-
Other income (expense), net	(997)	(183)	(1,175)

Income (loss) before income tax	(11,031)	(110,816)	2,130
Income tax expense	2,125	1,417	987
Net income (loss)	$(13,156)	$(112,233)	$1,143

Weighted average shares outstanding:
Basic	11,680	12,331	12,570
Diluted (1)	11,680	12,331	12,659

Earnings (loss) per common share:
Basic	$(1.13)	$(9.10)	$0.09
Diluted (1)	$(1.13)	$(9.10)	$0.09

(1) Dilutive loss per common share for the years ended January 5, 2009 and January 5, 2008 would have been anti-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options and unearned restricted shares.

See accompanying notes to consolidated financial statements.

F. 4

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)						Accumulated
						Other
	Common	Paid-in	Unearned	Retained	Treasury	Comprehensive	Total	Comprehensive
	Stock	Capital	Compensation	Earnings	Stock	Income (Loss)	Equity	Income (Loss)

Balances at January 5, 2006	$135	$89,126	$(1,198)	$125,521	$(9,122)	$24	$204,486
Net income				1,143			1,143	1,143
Cumulative translation adjustment						(9)	(9)	(9)
Treasury stock purchased					(2,475)		(2,475)
Reclassification of unearned compensation		(1,198)	1,198				-
Restricted stock issued	1	(1)					-
Stock options exercised and related tax benefit	1	190					191
46,100 common shares issued for employee stock purchase plan		304					304
Equity compensation expense		1,571					1,571
Comprehensive income								$1,134

Balances at January 5, 2007 as reported	137	89,992	-	126,664	(11,597)	15	205,211
Adjustment to initially apply FIN 48, Accounting for Uncertainty in Income Taxes				(231)			(231)
Adjusted balance at January 6, 2007	137	89,992	-	126,433	(11,597)	15	204,980
Net loss				(112,233)			(112,233)	(112,233)
Cumulative translation adjustment						5	5	5
Treasury stock purchased					(1,395)		(1,395)
Restricted stock issued	2	(2)					-
Stock options exercised and related tax benefit		109					109
48,949 common shares issued for employee stock purchase plan	1	312					313
Equity compensation expense		988					988
Comprehensive loss								$(112,228)

Balances at January 5, 2008	140	91,399	-	14,200	(12,992)	20	92,767
Net loss				(13,156)			(13,156)	(13,156)
Cumulative translation adjustment						(7)	(7)	(7)
Treasury stock purchased					(10,187)		(10,187)
Restricted stock issued	1	(1)					-
67,149 common shares issued for employee stock purchase plan	1	313					314
Equity compensation expense		2,147					2,147
Comprehensive loss								$(13,163)

Balances at January 5, 2009	$142	$93,858	$-	$1,044	$(23,179)	$13	$71,878

See accompanying notes to consolidated financial statements.

F. 5

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Fiscal Years Ended January 5
	2009	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(13,156)	$(112,233)	$1,143
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation and amortization	4,180	5,018	4,926
Stock option, restricted stock compensation and employee purchase plan expense	2,147	988	1,571
Goodwill and intangible asset impairment	711	98,314	3,472
Provision for doubtful accounts	1,150	3,528	1,690
Amortization of unearned income	(6)	(34)	(66)
Deferred income taxes	2,013	1,256	153
Loss on disposal of fixed assets	-	128	287
Impairment related to abandonment of software	2,506	1,825	-
Changes in working capital accounts:
Accounts receivable	60,083	(7,647)	(8,215)
Inventories	7,921	463	(2,609)
Other current assets	4,323	1,269	1,818
Net investment in leases	688	908	1,417
Accounts payable trade	(26,621)	(735)	25,260
Deferred revenue	(391)	(655)	(840)
Other, net	(1,205)	2,548	(2,383)
Net operating activities	44,343	(5,059)	27,624
Cash Flows used in Investing Activities:
Capital expenditures	(2,716)	(3,572)	(2,261)
Proceeds from sale of fixed assets	-	2	-
Proceeds from redemption of certificate of deposits	-	2,164	2,682
Purchases of certificate of deposits	-	(2,201)	(129)
Payment for covenant not-to-compete	-	-	(285)
Acquisitions of businesses	-	-	(738)
Net investing activities	(2,716)	(3,607)	(731)
Cash Flows from (used in) Financing Activities:
Net increase (reduction) in floor plan financing	(14,240)	9,353	2,477
Net payments of short-term borrowings	-	-	(15,304)
Proceeds from exercise of stock options	-	96	174
Excess tax benefit related to exercise of stock options	-	13	16
Purchase of treasury stock	(10,187)	(1,395)	(2,475)
Proceeds from issuance of common shares for employee stock purchase plan	313	313	304
Net financing activities	(24,114)	8,380	(14,808)
Effect of exchange rate changes on cash and cash equivalents	(8)	6	(9)
(Decrease) increase in cash and cash equivalents	17,505	(280)	12,076
Cash and cash equivalents:
Beginning of year	13,282	13,562	1,486
End of year	$30,787	$13,282	$13,562

See accompanying notes to consolidated financial statements.

F. 6

POMEROY IT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JANUARY 5, 2009, JANUARY 5, 2008 AND JANUARY 5, 2007

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

Fiscal Year - The Company’s fiscal year is a 12 month period ending January 5. References to fiscal 2008, 2007 and 2006 are for the fiscal years ended January 5, 2009, January 5, 2008 and January 5, 2007, respectively.

Cash and Cash Equivalents – Cash and cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less.

Intangible Assets – The Company’s intangible assets consist only of intangibles with definitive lives that are being amortized using straight-line and accelerated methods over periods up to fifteen years.  Intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  Impairment indicators include consistent underperformance of operating results, significant adverse economic and industry trends, and significant changes to the asset since acquisition, including the extent that the Company may use the asset.  When the Company determines that one or more impairment indicators are present, Pomeroy compares the carrying amount of the asset to the net future undiscounted cash flows that the asset is expected to generate.  If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, Pomeroy would recognize an impairment loss to the extent the carrying value of the asset exceeds its fair value.  An impairment loss, if required, would be reported in the Company’s results of operations. In fiscal 2008, the Company determined that certain intangible assets were impaired. A corresponding impairment charge of $711 thousand has been recorded in the consolidated statement of operations for fiscal 2008.

Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost. Depreciation on equipment is computed using the straight-line method over estimated useful lives ranging from three to seven years. Depreciation on leasehold improvements is computed using the straight-line method over estimated useful lives or the term of the lease, whichever is less, ranging from two to ten years.  Depreciation expense associated with equipment and leasehold improvements is classified under operating expenses.   Depreciation expense associated with operating leases is classified under cost of revenues.  Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized.  Expenditures related to the acquisition or development of computer software to be utilized by the Company are capitalized or expensed in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  The Company reviews equipment and leasehold improvements for potential impairment in accordance with SFAS 144.  Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations. The Company leases various property, plant and equipment.  In fiscal 2007, the Company initiated a project to replace its enterprise reporting system and as a result recorded an impairment of certain software in the amount of $1.8 million for the year ended January 5, 2008 as use of this software was discontinued. In addition, the remaining useful life of certain existing software was reduced due to the anticipated future replacement of this software, resulting in additional depreciation of approximately $255,000 for the year ended January 5, 2008. During fiscal 2008, the aforementioned project to replace the enterprise reporting system was suspended indefinitely due to the general market and economic conditions, resulting in a charge of $2.5 million for costs associated with the project.

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

F. 7

Vendor Rebates - Vendor rebate programs are offered by OEMs to allow them to modify product pricing on a case-by-case basis (generally determined by individual customers) to maintain their competitive edge in specific transactions.  When pricing an opportunity, Pomeroy contacts the OEM to request a rebate for a specific transaction, and if approved, the OEM provides Pomeroy with a document authorizing a rebate to be paid to Pomeroy.  Based upon the OEM and supplier of the product, the rebate will be paid either upon the purchase of the product in the form of a lower purchase price, referred to as a “front end” rebate, or at a later date, after the customer is invoiced, when a claim is filed with the OEM, referred to as a “back end” rebate.  In either case, upon shipment of the product, Pomeroy records the sale and the cost of the sale is reduced by the amount of the rebate.  If the rebate is to be paid after the order is invoiced, i.e. a “back end” rebate, it is recorded as a vendor receivable. Rebate programs involve complex sets of rules varying by manufacturer.  As a result of the rules and complexity of applying the rules to each item sold, claims are often rejected and require multiple submissions before credit is given. Pomeroy maintains an allowance for doubtful accounts on vendor receivables for estimated losses resulting from the inability of its vendors to make required payments. The determination of a proper allowance for vendor receivables is based on an ongoing analysis as to the recoverability of the Company’s vendor receivable portfolio based primarily on account aging.  Primary reasons for claims being disallowed and corresponding re-files include serial number issues (such as, missing, incomplete, transposed, data base match-up discrepancies), pricing issues (dispute in calculation of rebate amounts) and other missing or incomplete documentation (such as, bid letters or customer information). Historically, vendor rebates paid after the sale represented the majority of the rebates, thus, Pomeroy incurred a higher risk of realizing the rebate.  In 2008, Pomeroy’s largest OEM rebate program shifted from “back end” rebates to “front end” rebates and are now realized at the time the product is procured. The Company also receives various vendor program incentives, some of which are volume based. These incentives are typically in the form of rebates and are also recorded as a reduction of cost of revenues.

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

Inventories - Inventories are stated at the lower of cost or market and consists primarily of purchased equipment and service parts.  Cost is determined by the average cost method.  The inventory reserve is determined by management based on the Company’s aged inventory and specific identification.  Periodically, management reviews inventory and adjusts the reserve based on current circumstances. The following table summarizes the activity in the inventory reserve account for fiscal years 2008, 2007 and 2006:

(in thousands)	Inventory Reserve

Balance January 6, 2006	$321
Activity	81
Balance January 5, 2007	402
Activity	(181)
Balance January 5, 2008	221
Activity	461
Balance January 5, 2009	$682

Translation of Foreign Currencies – Assets and liabilities of the Company’s Canadian operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the weighted average rates of exchange prevailing during the period.  The related foreign currency translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses on certain assets and liabilities are included in other income and expense in the accompanying consolidated statements of earnings. Foreign currency transaction losses totaled $166,000 in fiscal 2008. No such gains or losses were recorded in fiscal 2007 or fiscal 2006.

F. 8

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

The Company sells certain third party warranties and service agreements. As the Company is not obligated to perform these services, revenue is recognized at the time of the sale, net of the related payments to the third party service provider, pursuant to the guidelines of EITF 99-19.

When the Company provides a combination of products and services to customers, the arrangement is evaluated under EITF 00-21, which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. For substantially all products and services we provide to customers (a) the product or service has stand-alone value, (b) fair value of the undelivered item can be estimated and (c) delivery or performance of the undelivered items is considered probable and in our  control. In most instances, the quoted price for each element approximates the fair value as the Company almost always is required to competitively bid each component of multiple-element arrangements. Total proceeds are allocated to the multiple deliverables based on the relative fair value of each item.

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

In accordance with FASB Technical Bulletin No. 90-1 (as amended) “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”, the Company recognizes a loss on a contract and records a liability when the loss is known and certain. The loss is calculated by using the estimated contract revenues less estimated direct employee and product costs over the remaining term of the contract or until an established contract exit date. During the fourth quarter of fiscal 2007, the Company recorded a $2.4 million loss for two of the Company’s contracts received in fiscal 2007.

Stock-Based Compensation - The Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123R) (“Stock Based Payment”) effective January 6, 2006.  SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the equity instruments and recognize this cost over the period during which the employee is required to provide the services.

Earnings (Loss) per Common Share - The computation of basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common stock equivalents, primarily from stock options and unearned restricted stock.

The following is a reconciliation of the number of common shares used in the basic and diluted EPS computations:

F. 9

	Fiscal Years
	2008		2007		2006
		Per Share		Per Share			Per Share
	Shares	Amount	Shares	Amount	Shares		Amount
Basic EPS	11,680	$(1.13)	12,331	$(9.10)	12,570		$0.09
Effect of dilutive stock options and unvested restricted shares	-	- *	-	- *	89	*	-
Diluted EPS	11,680	$(1.13)	12,331	$(9.10)	12,659		$0.09

*For fiscal 2008 and 2007, common stock equivalents of 1,621 and 323, respectively, have been excluded from the calculation of diluted EPS as the impact would be anti-dilutive.

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

Comprehensive Income (Loss) – For fiscal 2008, 2007 and 2006, the only component of comprehensive income (loss) other than net income (loss) is foreign currency translation adjustments.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements –

Effective January 6, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 established a framework for measuring fair value, and expands disclosure about such fair value measurements.

The Company has only partially adopted the provisions of SFAS 157 as management has elected the deferral provisions of FASB Staff Position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The major categories of assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis include intangible assets and equipment and leasehold improvements that may be reported at fair value as a result of impairment testing, and certain assets and liabilities recognized as a result of business combinations.

There was no material impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of SFAS 157.

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable, approximates the carrying value due to the relatively short maturity of such instruments.

Financial instruments carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets and liabilities

F. 10

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3 – Unobservable inputs that are not corroborated by market data

The Company’s financial instruments consist primarily of cash and cash equivalents, certificates of deposit, and accounts receivable, as well as obligations under accounts payable, floor plan financing arrangements and the Company’s credit facility. The estimated fair values of the Company’s short-term financial instruments, including cash and cash equivalents, certificates of deposit, receivables, payables and floor plan financing arrangements arising in the ordinary course of business approximate their carrying amounts due to the relatively short period of time between origination and realization. The carrying amount of outstanding borrowings under the credit facility approximates fair value because the interest rates fluctuate with market interest rates.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. SFAS 159 became effective for the Company in fiscal 2008. The Company determined there was no impact from the adoption of SFAS 159 on the consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Positions (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and other generally accepted accounting principles in the United States of America. This FSP is effective for fiscal years beginning after December 15, 2008 and, therefore, is effective for the Company in fiscal year 2009. The Company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FASB No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. This statement became effective November 15, 2008 without material impact to the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  FSP EITF 03-6-1 concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to SFAS 128, “Earnings per Share”, when computing basic and diluted EPS.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, including interim periods within those years. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As a result of the implementation of FIN 48, the Company recognized a $231,000 increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to retained earnings in accordance with the provisions of this statement in fiscal 2006.  For further information on the Company’s income taxes see Note 7 of Notes to Consolidated Financial Statements.

2.	Accounts Receivable

Trade accounts receivable represent amounts billed or billable to customers.  Past due receivables are determined based on contractual terms.  The Company generally does not charge interest on its trade receivables.  The allowance for doubtful receivables is determined by management based on the Company’s historical losses, specific customer circumstances and general economic conditions.  Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.  The following table summarizes the activity in the allowance for doubtful accounts for fiscal years 2008, 2007 and 2006:

F. 11

(in thousands)	Trade	Vendor and Other

Balance January 5, 2006	$4,355	$100
Provision	1,635	55
Accounts written-off	(1,640)	-
Recoveries	40	-
Balance January 5, 2007	4,390	155
Provision	3,153	375
Accounts written-off	(4,059)	-
Recoveries	38	32
Balance January 5, 2008	3,522	562
Provision	1,150	-
Accounts written-off	(1,537)	(269)
Recoveries	98	-
Balance January 5, 2009	$3,233	$293

3.	Net Investment in Leases

The Company’s net investment in leases principally includes sales-type and operating leases. Leases consist principally of notebook and desktop personal computers, communication products and high-powered servers with terms generally from one to three years.  Unearned income is amortized under the effective interest method.  The following table summarizes the components of the net investment in sales-type leases as of end of fiscal years 2008, 2007 and 2006:

(in thousands)	2008	2007	2006
Minimum lease payments receivable	$31	$380	$1,169
Estimated residual value	43	382	489
Unearned income	-	(6)	(29)
Total	$74	$756	$1,629

4.	Goodwill and Other Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful lives.  The following table provides a summary of the Company’s intangible assets with definite lives as of January 5, 2009 and January 5, 2008:

Intangible assets consist of the following:

(in thousands)	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	1/5/2009	1/5/2009	1/5/2009	1/5/2008	1/5/2008	1/5/2008
Amortized intangible assets:
Covenants not-to-compete	$225	$213	$12	$2,309	$2,082	$227
Customer lists	2,200	1,460	740	2,877	1,735	1,142
Other intangibles	-	-	-	1,268	620	648
Total amortized intangibles	$2,425	$1,673	$752	$6,454	$4,437	$2,017

Covenants not-to-compete will be fully amortized in fiscal 2009.  Customer lists are being amortized utilizing the sum-of-the-year digits method over 7 years. For the years ended January 5, 2009, 2008 and 2007, amortization expense related to intangible assets was $554 thousand, $617 thousand and $688 thousand, respectively.  For the year ended January 5, 2009, impairment losses related to intangible assets totaled $711 thousand, consisting of customer lists of $127 thousand, covenants not-to-compete of $125 thousand, and a personnel database of $459 thousand. The majority of this impairment was due to the Company ceasing use of a personnel database due to the replacement of this database.

F. 12

Projected future amortization expenses related to intangible assets with definite lives is as follows:

(in thousands)
Fiscal years:
2009	235
2010	183
2011	143
2012	103
2013	64
2014	24
Total	$752

The changes in the net carrying amount of goodwill for the years ended January 5, 2009, 2008 and 2007 are as follows:

(in thousands)
Net carrying amount as of 1/5/06	$101,048
Goodwill recorded during fiscal 2006	738
Goodwill impairment	(3,472)
Net carrying amount as of 1/5/07	98,314
Goodwill impairment	(98,314)
Net carrying amount as of 1/5/08	$-

Net carrying amount as of 1/5/09	$-

The Company’s declining stock price and lower than expected earnings were considered an impairment indicator and as a result the Company performed its goodwill impairment analysis in the third quarter of fiscal 2007.  As a result, the Company utilized a combination of valuation methods, including market value, discounted cash flow method, guideline company method, and transaction method to determine the fair value of the reporting unit.  As a result of this impairment analysis, the Company recorded an impairment charge of $98.3 million during the third quarter of fiscal 2007. The impairment is due to the Company failing to meet operating performance due in part to lower than expected revenue and utilization rates.

For the year ended January 5, 2007, the goodwill impairment analysis indicated there was no goodwill impairment as the fair value of the reporting unit exceeded the carrying value of the reporting unit by approximately 5%.  However, during the third quarter of fiscal 2006, the Company completed the second step of its fiscal 2005 impairment test indicating a goodwill impairment of approximately $19.5 million.  The Company had recognized a charge of $16 million as an estimated impairment loss in its fiscal 2005 financial statements; therefore, an additional impairment of approximately $3.5 million was recorded during the third quarter of fiscal 2006.

During fiscal 2006, the Company recorded $0.7 million of goodwill associated primarily with earn-out payments made in conjunction with prior acquisitions.

5.	Borrowing Arrangements

The Company has a Syndicated Credit Facility Agreement with GE Commercial Distribution Finance (“GECDF”), which became effective June 25, 2004 (the “Credit Facility”) and was scheduled to expire on June 25, 2008. The Credit Facility, which has been the subject of subsequent modifications, was originally comprised of seven participating lenders, with GECDF designated as the “agent” for the lenders. The Credit Facility provides for a floor plan loan facility and a revolving loan commitment, both of which are collateralized primarily by the Company’s accounts receivable. The Credit Facility also provides for a letter of credit facility. The funds available for borrowing by the Company under the Credit Facility are reduced by an amount equal to outstanding advances made to the Company to finance inventory under the floor plan loan facility and the aggregate amount of letters of credit outstanding at any given time.

Effective April 15, 2008, the Credit Facility was amended. The primary changes made to the Credit Facility by this amendment were as follows:  (i)  decrease in the total Credit Facility from $100 million to $68.7 million with a maximum of $68.7 million (previously $80.0 million) available under the floor plan loan facility and the revolving loan, both of which were collateralized primarily by the Company’s accounts receivable up to a maximum of $68.7 million (previously $80.0 million); (ii) memorialize the departure of certain lenders from the Credit Facility and the assignment of their respective commitments under the Credit Facility to the remaining lenders, GECDF and National City Bank, and (iii) revise the tangible net worth covenant to be no less than $70 million (previously $85.4 million) on the last day of each fiscal quarter. The Credit Facility allows for either the Company or GECDF, in its capacity as agent for the lenders, to require participating lenders to assign their respective commitments under the Credit Facility to either GECDF or another participating lender. In accordance with the amendment to the Credit Facility, GECDF extended 72.78% of the credit to the Company and National City Bank extended 27.22% of the credit to the Company.

F. 13

Effective June 25, 2008, the Credit Facility was further amended. The primary provisions of this amendment are as follows: (i) to extend the termination date under the revolving loan commitment from June 25, 2008 to June 25, 2009; (ii) to increase the total Credit Facility back to $80.0 million from $68.7 million, with a maximum of $80.0 million for inventory financing and the revolving loan, and to revise the participating lenders so that GECDF is the sole lender and, therefore, will extend 100% of the credit; (iii) to revise the tangible net worth covenant on the last day of each fiscal quarter to be no less than $65 million for the quarters ending July 5, 2008 and October 5, 2008 (previously $70 million) and no less than $70 million for the quarter ending January 5, 2009; (iv) to specify a minimum fixed charge coverage ratio (as defined in the agreement) of 2.75 to 1.00 for the quarters ending October 5, 2008, January 5, 2009 and April 5, 2009, and (vi) to provide for a termination fee of up to $250 thousand to be paid by the Company in the event the Company terminates the agreement prior to the maturity date of the revolving loan commitment.

Effective November 14, 2008, the Credit Facility was further amended. The primary provisions of this amendment are as follows: (i) to permit distributions up to a maximum of $18 million for the period June 25, 2008 through June 25, 2009 only if specified criteria are met; (ii) to revise the minimum tangible net worth requirement to $60 million (previously $70 million) for the quarter ending January 5, 2009 and to specify a minimum tangible net worth requirement of $60 million for the quarter ending April 5, 2009; and (iii) to specify a minimum fixed charge coverage ratio (as defined in the agreement) of 0.5 to 1.00 for the four fiscal quarter periods ending January 5, 2009 and April 5, 2009. The term distribution is defined in the Credit Facility and includes dividends, acquisitions of outstanding stock, reinvestment of debt securities and compensation to a shareholder in excess of normal compensation including performance bonuses.

As of January 5, 2009 and 2008, there was no balance outstanding under the Credit Facility other than the floor plan financing liability.  At January 5, 2009 and January 5, 2008, the amounts available under the Credit Facility were $50.2 million and $56.6 million, respectively. Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid.  As of January 5, 2009, the adjusted LIBOR rate was 2.96%.  The credit facility is collateralized by substantially all the assets of Pomeroy, except those assets that collateralize certain other financing arrangements.  Under the terms of the credit facility, the Company is subject to various financial covenants. As of January 5, 2009 Pomeroy was in compliance with these financial covenants.

A significant part of the Company’s inventories are financed by floor plan arrangements with third parties. At January 5, 2009, these lines of credit totaled $88.0 million, including $80.0 million with GE Commercial Distribution Finance (“GECDF”) and $8.0 million with IBM Credit Corporation (“ICC”). Borrowings under the GECDF floor plan arrangements are made on 30 day notes. Borrowings under the ICC floor plan arrangement are made on 15 day notes. All such borrowings are secured by the related inventory. The Company classifies amounts outstanding under the floor plan arrangements as floor plan financing liability which is a current liability in the consolidated balance sheets. Payments made under floor plan arrangements are classified as financing activities in the consolidated statements of cash flows. Outstanding amounts under the floor plan financing arrangements totaled $11.7 million at January 5, 2009 and $25.9 million at January 5, 2008. Financing on substantially all the advances made under either of these floor plan arrangements is interest free. Interest was imputed on these borrowings at a rate of 6.0% per annum for the years ended January 5, 2009, 2008 and 2007. Related interest expense totaled $608,000 in fiscal 2008, $634,000 in fiscal 2007 and $608,000 in fiscal 2006.

At January 5, 2008 and 2007, the Company had several outstanding letters of credit issued to insurance providers and to the lessor of its aircraft lease totaling $3.0 million and $1.4 million, respectively, that have various expiration dates through December 2009.  The outstanding letters of credit reduce the amount available under the credit facility.

6.	Restructuring and Severance Charges

In fiscal 2008, 2007 and 2006 the Company recorded a charge of $1.7 million, $0.4 million and $0.1 million, respectively, for severance and facilities charges related to the realignment of the Company’s operations. As of January 5, 2009, the remaining balance for severance payments is $77 thousand which will be paid out in fiscal 2009.

In fiscal 2008, the Company recorded a charge of $65 thousand for facilities reduction. The entire balance was outstanding as of January 5, 2009 and will be paid out in fiscal 2009.

In fiscal 2004, the Company recorded a restructuring charge liability in connection with the ARC acquisition to eliminate certain duplicative activities and reduced facility requirements.  As a result, approximately $6.4 million of costs were recorded as part of the liabilities assumed in the ARC acquisition in October 2004. The restructuring charge consisted of costs of vacating duplicative leased facilities of ARC and severance costs associated with exiting activities.  These costs are accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire ARC. As of January 5, 2009 and 2008, the remaining balance of the restructuring liability is $1.0 million and $2.3 million, respectively.

F. 14

The expenses associated with restructuring and severance charges are recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations.

As of January 5, 2009, the restructuring and severance charge accrual, consisted of the following:

(in thousands)
	Severance	Facilities	Total
Accrual balance at January 5, 2006	$901	$4,890	$5,791
Charges accrued	-	133	133
Cash payments and write offs	(727)	(1,598)	(2,325)
Accrual balance at January 5, 2007	174	3,425	3,599
Charges accrued	355	-	355
Cash payments and write offs	(71)	(1,149)	(1,220)
Accrual balance at January 5, 2008	458	2,276	2,734
Charges accrued	1,626	65	1,691
Cash payments	(2,006)	(1,270)	(3,276)
Accrual balance at January 5, 2009	$78	$1,071	$1,149

7.	Income Taxes

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and an interpretation of FASB Statement No. 109 (“FIN 48”) on January 6, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. During fiscal 2007, as a result of the implementation of FIN 48, the Company recognized a $231 thousand increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to retained earnings as of January 6, 2007 in accordance with the provisions of this statement.

The Company includes interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.  As of January 5, 2009 and January 5, 2008, the Company had accrued $351 thousand and $270 thousand, respectively, for payment of such interest.

The Company’s total unrecognized tax benefits as of January 5, 2009 and January 5, 2008 totaled approximately $1.4 million and $1.4 million, respectively. The unrecognized benefits that, if recognized, would affect the effective tax rate totaled approximately $1.4 million and $1.4 million as of January 5, 2009 and January 5, 2008, respectively.  The liability for unrecognized tax benefits is included in other current liabilities.

The following table summarizes the activity for unrecognized tax benefits:

(in thousands)
Unrecognized tax benefits at January 6, 2007	$652
Adjustments for tax positions taken in prior years	40
Increase for fiscal 2007 tax positions	1,037
Settlements with taxing authorities	-
Reduction due to statutes of limitations - lapse	(54)
Unrecognized tax benefits at January 5, 2008	1,675
Increase for fiscal 2008 tax positions	123
Reduction due to statutes of limitations - lapse	(90)
Unrecognized tax benefits at January 5, 2009	$1,708

The Company does not expect a significant increase or decrease in unrecognized tax benefits within the next 12 months. The Company and its subsidiaries file income tax returns in various tax jurisdictions, including the United States and several U.S. states. The Company has substantially concluded all U.S. Federal and State income tax matters for years up to and including 2004.

F. 15

The provision for income taxes consists of the following:

(in thousands)	Fiscal Years
	2008	2007	2006
Current:
Federal	$(76)	$131	$709
State	188	30	125
Total current	112	161	834

Deferred:
Federal	2,005	1,121	130
State	8	135	23
Total deferred	2,013	1,256	153

Total income tax provision	$2,125	$1,417	$987

The approximate tax effect of the temporary differences giving rise to the Company’s deferred income tax assets (liabilities) are:

(in thousands)	Fiscal Years
	2008	2007

Deferred Tax Assets:
Receivables allowances	$1,358	$1,573
Deferred compensation	82	177
Intangibles	7,302	8,227
Non-compete agreements	470	457
Restructuring charges	442	1,053
Federal and state net operating losses	9,453	8,927
Accrued expenses	4,267	319
Other	1,910	1,348
Total deferred tax assets	25,284	22,081

Deferred Tax Liabilities:
Depreciation	(2,009)	(3,298)
Other	(121)	(257)
Total deferred tax liabilities	(2,130)	(3,555)

Net deferred tax assets before Valuation Reserve	23,154	18,526

Valuation reserve	(21,614)	(14,973)

Net deferred tax assets	$1,540	$3,553

As of January 5, 2009 and 2008, the Company’s net current deferred tax assets of $1.5 million and $3.6 million, respectively, are included in other current assets on the balance sheet.

The Company has $4.1 million of net deferred tax assets, primarily related to the tax effect of federal and state net operating loss carryforwards and restructuring charges, in connection with the acquisition of ARC in July 2004.  The Company’s ability to use the federal and state net operating loss carryforwards of ARC to reduce its future taxable income is subject to limitations under Section 382 of the Internal Revenue Code associated with acquired federal and state net operating loss carryforwards.  The federal net operating loss carryforwards of ARC aggregate to $11 million as of January 5, 2009, $7 million which will expire in 2023, and $4 million which will expire in 2024.  In addition, the Company has net operating losses of approximately $13 million that were generated by tax losses in 2007 and 2008, which are not subject to any limitations and will expire in 2028.

The Company has recorded a valuation allowance of $21.6 million and $15.0 million as of January 5, 2009 and 2008, respectively, due to the uncertainty of future utilization of the deferred tax assets.

F. 16

The Company's effective income tax rate differs from the federal statutory rate as follows:

	Fiscal Years
	2008		2007		2006
Tax (benefit) at federal statutory rate	(34.0	) %	(34.0	) %	34.0%
State taxes, net of federal effect	(4.4	) %	(1.5	) %	4.9%
Permanent tax differences and other:
Goodwill	-%		22.3%		-%
Meals and other	(2.5	) %	1.0%		7.4%
Total Other	(2.5	) %	23.3%		7.4%

Change in valuation reserve	60.2%		13.5%		-%

Effective tax rate	19.3%		1.3%		46.3%

8.	Operating Leases and Commitments

The Company leases office and warehouse space, vehicles, and certain office equipment from various parties including a related party.  See Note 12 of Notes to Consolidated Financial Statements for information regarding related parties.  Lease terms vary in duration and include various option periods. The leases include certain provisions for rent escalation, renewals and purchase options, and the Company is generally responsible for taxes, insurance, repairs and maintenance.  Rent expense is recognized on a straight-line basis over the term of the lease.

The Company’s aircraft lease agreement, which was made effective on December 29, 2005, for an initial term of three (3) years, provides the Company with the option to renew the lease for up to a maximum of  four (4) consecutive one-year renewal terms.  The lease, which was scheduled to terminate on December 29, 2008, at the end of the initial three-year term, was renewed for an additional one-year term that commenced on December 30, 2008, and is scheduled to end on December 30, 2009.  The Company has the option to renew the lease for three (3) additional, consecutive one-year renewal terms.  The lease provides for monthly rental payments of $125 thousand over the initial term of the lease and any renewal term thereafter and is treated as an operating lease for financial reporting purposes.   Under the lease, the Company provides the lessor with a residual value guarantee on the aircraft.

In the fourth quarter of fiscal 2008, the Company made a decision to cease utilization of the aircraft. In accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company accrued $6.2 million for the net present value of the remaining anticipated cash flows, net of expected sub-lease income.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year as of January 5, 2009, including the lease with the related party, are as follows:

(in thousands)
Fiscal Years:	Amounts*	Related Party
2009	$4,930	$1,656
2010	2,014	1,689
2011	1,845	1,722
2012	1,822	1,757
2013	1,857	1,792
Thereafter	2,972	2,906
Total minimum lease payments	$15,440	$11,522

*Includes related party

Rental expense was $3.0 million, $3.1 million and $3.6 million for fiscal 2008, 2007 and 2006, respectively.

The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits.  The agreements also provide for severance payments under certain circumstances.

9.	Employee Benefit Plans

The Company has a retirement savings plan that qualifies under sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company.  The Company makes contributions to the plan based on a participant’s contribution.  Contributions made by the Company for fiscal 2008, 2007 and 2006 were approximately $974 thousand, $952 thousand and $188 thousand, respectively.   Company contributions have been suspended in fiscal 2009.

F. 17

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

During fiscal 2008, 2007 and 2006, the Company recognized approximately $98 thousand, $82 thousand and $70 thousand respectively, in expense related to the stock purchase plan.

10.	As of January 5, 2009 and 2008, the other current liabilities consisted of the following:

(in thousands)
Other current liabilities	Fiscal 2008	Fiscal 2007

Deferred revenue	$1,404	$2,491
Due subcontractors	$793	$3,631
Loss contracts accrual	$-	$2,093
Legal fees accrual	$179	$1,437
Accrued loss on operating lease	$6,217	$-
SUTA taxes	$1,700	$-
FIN 48 liability	$1,708	$1,675
Other accruals	$6,838	$4,216
Total other current liabilities	$18,839	$15,542

11.	Concentrations

During fiscal 2008, 2007, and 2006 approximately 40.4%, 39.7%, and 38.5%, respectively, of the Company’s total net revenues were derived from its top 10 customers.

During fiscal 2008, 2007 and 2006, one customer, IBM Corporation, accounted for more than 10% of the Company’s total net revenues with approximately $84.5 million, $65.9 million and $74.5 million in revenues, respectively.  The revenues generated from IBM Corporation are primarily resulting from services provided.  The loss of one or more significant customers could have a material adverse impact on the Company’s operating results.  In June 2008, the Company announced it did not renew its contract with IBM Corporation as the proposed terms would not have been profitable for the Company.

The Company had several vendors who comprised 10% or more of our purchases.  During fiscal 2008, approximately 44% of our purchases were made from three vendors. During fiscal 2007, approximately 45%, of our purchases were made from three vendors. During fiscal 2006, approximately 55% of our purchases were made from four vendors. Purchases from any one vendor will vary year-to-year depending on sales.

Below are the vendors and the percentage of purchases that are 10% or more for fiscal 2008, 2007 and 2006:

F. 18

Fiscal 2008
Tech Data Corporation	19%
Cisco Systems	14%
Hewlett Packard Inc.	11%

Fiscal 2007
Tech Data Corporation	17%
Hewlett Packard Inc.	14%
Cisco Systems	14%

Fiscal 2006
Tech Data Corporation	21%
Hewlett Packard Inc.	13%
Cisco Systems	10%
Dell	10%

We maintain cash balances which at times exceed FDIC limits.

12.	Related Party Transactions

Leases- Pomeroy’s principal executive offices, distribution facility, training center, and service operations center comprised of approximately 58,000, 161,000, 22,000, and 69,000 square feet of space, respectively, are located in Hebron, Kentucky.  These facilities are leased from Pomeroy Investments, LLC (“Pomeroy Investments”), a Kentucky limited liability company controlled by David B. Pomeroy, II, a director of the Company, under a ten-year triple-net lease agreement, which expires in July 2015. The lease agreement provides for 2 five-year renewal options.  Base rental payments for fiscal 2008, 2007 and 2006 were approximately $1.7 million, $1.7 million and $1.4 million, respectively.  The annual rentals for these properties were determined on the basis of a fair market value rental opinion provided by an independent real estate company, which was updated in 2005.  In addition, the Company pays for the business use of other real estate that is owned by Mr. David B Pomeroy, II, for fiscal 2008, 2007 and 2006; the Company paid $25 thousand during each of the fiscal years.

During fiscal 2008, 2007, and 2006, the Company sold equipment and related support services to National City Commercial Capital Corporation (formerly ILC), for lease to National City's customers, in amounts of $11.1 million, $15.0 million and $17.7 million, respectively. In April 2002, the Company signed an exclusive seven-year vendor agreement whereby the Company was appointed as an agent for remarketing and reselling of the leased equipment sold.  Under the agreement, which is scheduled to terminate in April 2009, the Company is paid a commission on lease transactions referred to and accepted by National City and acts as the remarketing and reselling agent for such leased equipment. The CEO of National City Commercial Capital Corporation (formerly ILC) served as a director of the Company from June 1999 through May 2008.

13.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)	Fiscal Years
	2008	2007	2006

Interest paid	$977	$1,091	$1,757

Income taxes paid (refunded), net	$(3,251)	$40	$33

14.	Treasury Stock

On November 14, 2008, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock.  On November 19, 2008, the Board of Directors of the Company authorized a $5.0 million increase in its stock repurchase program, therefore authorizing the Company to purchase up to $10.0 million of its outstanding common stock under the program.  All stock repurchases are to be made through open market purchases, block purchases or privately negotiated transactions as deemed appropriate by the Company within a period of one year from the date of the first purchase under the program.  The Company has no obligation to repurchase shares under the program, and the timing, manner and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company intends to utilize available working capital to fund the stock repurchase program. The acquired shares will be held in treasury or cancelled.  During fiscal 2008, the Company purchased 2,656,155 shares at a total cost of $7.9 million under this program.

F. 19

On December 3, 2007, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock.  The Company suspended this stock repurchase program on June 3, 2008. Prior to the suspension, a total of 497,572 shares of the Company’s common stock, with an aggregate cost of $3.2 million, had been repurchased under this program. The acquired shares will be held in treasury or cancelled. This stock redemption program was initially approved to remain in place through the later of December 5, 2008 or the date on which $5 million in repurchases was completed, whichever came first. In addition, the Board adopted a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock pursuant to the stock repurchase program. Rule 10b5-1 allowed the Company to purchase its shares at times when the Company would not ordinarily be in the market because of the Company’s trading policies or the possession of material non-public information. Under this repurchase plan, the Company purchased 352,306 shares at a total cost of $2.2 million in fiscal 2008 and 145,266 shares at a total cost of $1.0 million in fiscal 2007.  In addition, during fiscal 2008 the Company purchased 8,416 shares withheld at the election of certain holders of restricted stock from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stock holders.

During fiscal 2007 and 2006, the Company repurchased 47,400 shares and 320,415 shares, respectively of common stock at a total cost of $0.4 million and $2.5 million, respectively, under its share repurchase program that expired October 31, 2007.

15.	Stockholders’ Equity and Stock Option Plans

On January 5, 2009, the Company has two share-based compensation plans which are described below and an employee stock purchase plan which is described in note 9 to the consolidated financial statements.

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

On March 27, 2002, the Company adopted the 2002 Outside Directors’ Stock Option Plan and it was approved by the shareholders on June 13, 2002.  The plan was amended on March 11, 2004 and approved by the Company’s shareholders on June 10, 2004.  The Company's 2002 Outside Directors' Stock Option Plan, as amended, provides outside directors of the Company with options to purchase common stock of the Company at an exercise price equal to the market value of the shares at the date of grant.  The maximum aggregate number of shares which may be optioned and sold under the plan is 281,356. The plan will terminate on March 26, 2012.  Pursuant to the plan, an option to purchase 10,000 shares of common stock will automatically be granted, on the first day of the initial term of a director.  An additional option to purchase 10,000 shares of common stock will automatically be granted to each eligible director upon the first day of each consecutive year of service on the board.  Options are fully vested as of the date of grant and must be exercised within two years of the date of grant, subject to earlier termination in the event of termination of the director’s service on the Board. The plan was amended again on April 11, 2006; the Board of Directors approved certain amendments to the Directors’ Plan, which were approved by the shareholders in June 2006.  The primary purpose of the amendments was  to  (1)  add  restricted  stock  as a type of award that may be granted under  the  Directors' Plan and provide that the restriction period for restricted  stock  awards  shall  be not less than 4 years, (2) provide that the annual  award  of  common stock to a Director will be a restricted stock grant (unless the Board determines otherwise) but that the number of shares subject to the annual award is decreased from 10,000 shares to 3,300 shares, and (3) decrease the total  shares reserved under the Directors Plan by 28,856 shares. On November 1, 2007, the Board of Directors approved amendments to the Plan, which were approved by the stockholders in June 2008. The primary purpose of the amendments was to (1) revise the annual retainer for each such director’s service on the Board and any regular committees to include a stock component of $40,000 payable in the form of shares of restricted stock and granted annually on the day of the annual meeting of the stockholders to each independent director elected at the annual meeting, (2) subject the shares of restricted stock to 4-year cliff vesting except for acceleration in special circumstances as determined by the Nominating and Corporate Governance Committee.

F. 20

Restricted Common Stock Awards

During fiscal 2008, fiscal 2007 and fiscal 2006, the Company awarded 147,071, 334,053 and 60,258 shares of restricted common stock, respectively. For the shares awarded in fiscal 2007, 80,000 shares vest over a 3-year period. The remaining shares awarded in fiscal 2008, fiscal 2007 and fiscal 2006 vest over a 4-year period.  Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of the grant, and the total value of the award is recognized as expense ratably over the vesting period.  Total compensation expense recognized in fiscal 2008, fiscal 2007 and fiscal 2006 for unvested shares was $1.3 million, $281 thousand and $276 thousand, respectively.

As of January 5, 2009, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $2.4 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

		Weighted average
	Shares	fair value at grant date
Restricted common stock outstanding January 5, 2006	123,261	$10.27
Granted	60,258	7.81
Forfeitures	(6,795)	9.76
Restricted common stock outstanding January 5, 2007	176,724	9.45
Granted	334,053	7.97
Forfeitures	(172,163)	9.21
Restricted common stock outstanding January 5, 2008	338,614	8.11
Granted	147,071	5.82
Vested	(97,838)	8.15
Forfeitures	(39,450)	8.17
Restricted common stock outstanding January 5, 2009	348,397	$7.13

Stock Option Awards

The Company estimates the fair value of each option on the date of grant using the Black-Scholes option pricing model.  The Company uses the simplified method to calculate the expected life of stock awards as permitted under the SEC Staff Accounting Bulletin 107 due to limited historical information available to reliably calculate expected option terms. We have had limited option exercises in recent years and a declining stock price which are primary factors for relying on the utilization of the simplified method to calculate the expected life of stock awards. This method calculates an expected term based on the midpoint between the vesting date and the end of the contractual term of the stock award.  The risk free interest rate is based on the yield curve for U.S. Treasury Bill rates at the time of grant.  The dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the options.  The expected volatility is based on the historical volatility of the Company’s stock price for the expected life of the option.  The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Expected term (years)	3.5	5.0	3.7
Risk free interest rate	2.1%	2.9%	4.7%
Volatility	50%	52%	52%
Dividend yield	0%	0%	0%

During fiscal 2008, the Company’s compensation expense for stock options was $758 thousand, net of an estimated forfeiture rate of 10.1%. During fiscal 2007, the Company’s compensation expense for stock options was $626 thousand net of an estimated forfeiture rate of 22.8%.  During fiscal 2006, the Company recorded compensation expense for stock options of $1.25 million, net of an estimated forfeiture rate of 18.5%. The Company does not capitalize stock-based compensation into inventory or fixed assets.  The approximate unamortized stock option compensation as of January 5, 2009, which will be recorded as expense in future periods, is $483 thousand. The weighted average time over which this expense will be recorded is approximately 2.1 years.  The weighted average fair value at date of grant for options granted during fiscal 2008, 2007 and 2006 was $2.27, $2.68 and $3.26, respectively.

No intrinsic value existed for outstanding and exercisable stock options as of January 5, 2009 as the Company’s stock price was lower than the exercise price of exercisable and outstanding stock options.  For the years ended January 5, 2008 and 2007, cash received from stock options exercised was $96 thousand and $0.2 million, respectively.  No stock options were exercised during the year ended January 5, 2009.

F. 21

The following summarizes stock options activity under the plans for the three fiscal years ended January 5, 2009:

	Shares	Weight-Average Exercise Price	Weight-Average Remaining Contractual Term
Outstanding at January 5, 2006	2,926,503	$13.31
Granted	321,250	9.00
Forfeitures/Cancellations	(1,018,653)	13.51
Exercised	(29,167)	5.98
Outstanding at January 5, 2007	2,199,933	12.69
Granted	365,000	7.64
Forfeitures/Cancellations	(1,144,437)	13.21
Exercised	(13,667)	7.03
Outstanding at January 5, 2008	1,406,829	11.01
Granted	242,500	5.90
Forfeitures/Cancellations	(416,429)	9.53
Exercised	-	-
Outstanding at January 5, 2009	1,232,900	$10.51	3.05 years

Exercisable at January 5, 2009	956,776	$11.67	2.35 years

A summary of the status of unvested stock options as of January 5, 2009, and changes during the year ended January 5, 2009, is presented below:

	Shares	Weight-Average Grant Date Fair Value	Weight-Average Remaining Contractual Term
Outstanding unvested stock options at January 5, 2008	377,790	$3.16
Granted	242,500	$2.27
Vested	(198,135)	$3.17
Forfeitures	(146,031)	$3.01
Outstanding unvested stock options at January 5, 2009	276,124	$2.45	5.46 years

Preferred Stock

The unissued preferred stock carries certain voting rights and has preferences with respect to dividends and liquidation proceeds.

16.	Contingencies

On May 6, 2008, a purported class action complaint was filed in the Commonwealth of Kentucky Boone Circuit Court against the Company, each of its directors and two of its executive officers. The complaint, as originally filed and thereafter amended and restated by the plaintiff, alleged, among other things, that the directors and officers of the Company were in breach of their fiduciary duties to shareholders in connection with a letter that the Company received from David B. Pomeroy, II, a director of the Company and its largest shareholder, proposing to acquire, with his financial partner, all of the outstanding stock of the Company not owned by him.  The purported class action complaint was dismissed without prejudice by an order entered in the case on October 6, 2008.

The Company is party to various negotiations, customer bankruptcies and legal proceedings in the normal course of business.  Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

During the fourth quarter of fiscal 2008, the Company identified certain errors in past payroll tax filings which the Company is currently remediating. The anticipated cost of remediation effort of approximately $1.7 million has been accrued at January 5, 2009.

F. 22

17.	Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.  The Company is aligned into functional lines: Sales, Service Operations, Finance and Administrative.  Management and the board of directors review operating results on a consolidated basis.  As a result the Company has one operating segment and the Company reports one reportable segment.  The following is a summary of the two major components of service revenue and related gross profit, as viewed by the chief decision makers of the Company.  The Company did not determine gross profit by these components in periods prior to fiscal 2007.

		(in millions)
Service Revenue:	Fiscal 2008	Fiscal 2007	Fiscal 2006
Technical Staffing	$106.2	$87.2	$87.0
Infrastructure Services	119.6	113.1	132.7
Total Service Revenue	$225.8	$200.3	$219.7

		(in millions)
Service Cost of Revenues	Fiscal 2008	Fiscal 2007
Technical Staffing	$94.5	$75.3
Infrastructure Services	96.1	100.6
Total Service Cost of Revenues	$190.6	$175.9

		(in millions)
Service Gross Profit:	Fiscal 2008	Fiscal 2007
Technical Staffing	$11.7	$11.9
Infrastructure Services	23.5	12.5
Total Service Gross Profit	$35.2	$24.4

18.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for fiscal 2008 and 2007 is as follows:

Fiscal 2008:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$145,169	$154,993	$145,207	$120,461
Gross profit	$15,676	$19,543	$18,297	$16,242
Net income (loss)	$(4,202)	$1,490	$1,818	$(12,262)
Comprehensive income (loss)	$(4,210)	$1,516	$1,804	$(12,273)
Earnings (loss) per common share:
Basic	$(0.35)	$0.12	$0.15	$(1.15)
Diluted	$(0.35)	$0.12	$0.15	$(1.15)

Fiscal 2007:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$141,993	$138,261	$144,392	$162,261
Gross profit	$16,855	$15,843	$14,944	$11,006
Net income (loss)	$1,825	$(853)	$(91,794)	$(21,411)
Comprehensive income (loss)	$1,743	$(850)	$(91,791)	$(21,329)
Earnings (loss) per common share:
Basic	$0.15	$0.07	$(7.44)	$(1.74)
Diluted	$0.14	$0.07	$(7.44)	$(1.74)

F. 23

The first and second quarters of fiscal 2008 reflect a reclassification of $196 thousand and $128 thousand, respectively, of interest expense on floor plan arrangements from product cost of revenues to interest expense. The first, second and third quarters of fiscal 2008 reflect a reclassification of $231 thousand, $118 thousand and $34 thousand, respectively, of accounts payable purchase discounts from operating expenses to product cost of revenues. Additionally, the first quarter of 2008 reflects a correction to the reporting of revenues for one contract which had been recorded on a net basis but for which management determined should be reported on a gross basis, and to reclassify certain expenses from service cost of revenues to operating expenses. The impact of this correction and reclassification is an increase in service revenues of $1.5 million, an increase in service cost of revenues of $1.5 million and an increase in operating expenses of $27 thousand. The total impact of these items for the first quarter of fiscal 2008 is an increase in revenues of $1.5 million, an increase in gross profit of $0.4 million, an increase in operating expenses of $0.2 million, and an increase in interest expense of $0.2 million. The total impact of these items for the second quarter of fiscal 2008 is an increase in gross profit of $0.2 million, an increase in operating expenses of $0.1 million and an increase in interest expense of $0.1 million. There was no impact on net income (loss) for these periods.

During the fourth quarter of fiscal 2008, the Company recorded the following charges:
-	accrued loss of $6.3 million on an operating lease for an aircraft because the Company determined the business use of this aircraft would be discontinued,
-	intangible asset impairment charge of $0.7 million,
-	charges related to payroll tax liabilities totaling $1.7 million, and
-	charges totaling $2.5 million associated with the indefinite postponement of the project to replace the Company’s enterprise reporting system due to general market and economic conditions.

F. 24