Form 10-Q
period 2009-04-05
POMEROY IT SOLUTIONS INC
filed 2009-05-18
CIK 883979

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2009
OR

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T of this Chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐  NO  ☐ (not yet applicable to registrant)

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

YES ☐  NO ☒

The number of shares of common stock outstanding as of May 8, 2009 was 9,324,247.

POMEROY IT SOLUTIONS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANACIAL STATEMENTS

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands)
	April 5,	January 5,
	2009	2009
ASSETS

Current Assets:
Cash and cash equivalents	$39,161	$30,787
Certificates of deposit	1,152	1,142

Accounts receivable:
Trade, less allowance of $3,335 and $3,233, respectively	60,767	89,654
Vendor, less allowance of $293 and $293, respectively	1,432	1,299
Net investment in leases	55	74
Other	531	622
Total receivables	62,785	91,649

Inventories	6,380	7,890
Other	4,134	3,861
Total current assets	113,612	135,329

Equipment and leasehold improvements:
Furniture, fixtures and equipment	13,971	14,040
Leasehold Improvements	5,293	5,055
Total	19,264	19,095

Less accumulated depreciation	13,390	12,748
Net equipment and leasehold improvements	5,874	6,347

Intangible assets, net	680	752
Other assets	462	559
Total assets	$120,628	$142,987

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands)
	April 5,	January 5,
	2009	2009
LIABILITIES AND EQUITY

Current Liabilities:
Floor plan financing	$7,412	$11,709
Accounts payable - trade	16,582	30,774
Deferred revenue	1,713	1,557
Employee compensation and benefits	5,054	7,081
Accrued facility closing cost and severance	762	1,149
Other current liabilities	17,550	18,839
Total current liabilities	49,073	71,109

Equity:
Preferred stock, $.01 par value; authorized 2,000 shares,
(no shares issued or outstanding)	-	-
Common stock, $.01 par value; authorized 20,000 shares,
(13,724 and 13,693 shares issued, respectively)	144	142
Paid in capital	94,304	93,858
Accumulated other comprehensive income	18	13
Retained earnings	453	1,044
	94,919	95,057
Less treasury stock, at cost (4,395 and 4,340 shares, respectively)	23,364	23,179
Total equity	71,555	71,878
Total liabilities and equity	$120,628	$142,987

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share data)	Three Months Ended
	April 5,	April 5,
	2009	2008

Net revenues:
Product	$53,161	$81,477
Service	36,299	63,692
Total net revenues	89,460	145,169

Cost of revenues:
Product	47,644	73,071
Service	28,856	56,422
Total cost of revenues	76,500	129,493

Gross profit	12,960	15,676

Operating expenses:
Selling, general and administrative	12,771	18,396
Depreciation and amortization	703	1,216
Total operating expenses	13,474	19,612

Loss from operations	(514)	(3,936)

Other income (expense):
Interest income	86	85
Interest expense	(160)	(351)
Other	(4)	-
Other income (expense), net	(78)	(266)

Loss before income tax	(592)	(4,202)
Income tax expense (benefit)	-	-
Net loss	$(592)	$(4,202)

Weighted average shares outstanding:
Basic	9,354	12,061
Diluted (1)	9,354	12,061

Earnings (loss) per common share:
Basic	$(0.06)	$(0.35)
Diluted (1)	$(0.06)	$(0.35)

(1) Dilutive loss per common share for the 3 months ended April 5, 2009 and 2008 would have been anti-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options and unearned restricted shares.

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(in thousands)
	Three Months Ended
	April 5,	April 5,
	2009	2008

Net loss	$(592)	$(4,202)

Other comprehensive income (loss):
Foreign currency translation adjustment	5	(8)

Comprehensive income (loss)	$(587)	$(4,210)

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Three Months Ended
Cash Flows from (used in) Operating Activities:	April 5, 2009	April 5, 2008
Net loss	(592)	(4,202)
Adjustments to reconcile net loss to
net cash flows from (used in) operating activities:
Depreciation and amortization	715	1,250
Stock option, restricted stock compensation and employee
purchase plan expense	364	755
Provision for doubtful accounts	66	300
Amortization of unearned income	-	(2)
(Gain) loss on disposal of fixed assets	-	(2)
Changes in working capital accounts:
Accounts receivable	28,778	18,775
Inventories	1,510	259
Other current assets	(273)	(390)
Net investment in leases	19	336
Accounts payable trade	(14,192)	(15,163)
Deferred revenue	155	144
Employee compensation and benefits	(2,026)	(3,811)
Other, net	(1,585)	(2,539)
Net operating activities	12,939	(4,290)
Cash Flows used in Investing Activities:
Capital expenditures	(172)	(1,244)
Net investing activities	(172)	(1,244)
Cash Flows from (used in) Financing Activities:
Increase in short-term debt, net	-	6,919
Net reduction in floor plan financing	(4,297)	(11,760)
Purchase of treasury stock	(185)	(1,413)
Proceeds from issuance of common shares for employee
stock purchase plan	84	172
Net financing activities	(4,398)	(6,082)
Effect of exchange rate changes on cash and cash equivalents	5	(8)
Increase (decrease) in cash and cash equivalents	8,374	(11,624)
Cash and cash equivalents:
Beginning of period	30,787	13,282
End of period	$39,161	$1,658

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements of Pomeroy IT Solutions, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.   Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The results of operations for the three month period ended April 5, 2009 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2010.

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

2.	Recent Accounting Pronouncements

During fiscal 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  The Company had only partially applied the provisions of SFAS 157 as management had elected the deferral provisions of FASB Staff Position (“FSP”) 157-2 which delayed the effective date of SFAS157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until January 6, 2009 for the Company.   The major categories of assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis include intangible assets and equipment and leasehold improvements that may be reported at fair value as a result of impairment testing, and certain assets and liabilities recognized as a result of business combinations. There was no impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of SFAS 157 for non-financial assets and liabilities.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is to be used for all business combinations and that an acquirer is identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will implement SFAS No. 141(R) for any business combinations occurring subsequent to January 5, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. This FSP became effective for the Company in fiscal year 2009.  The adoption of this FSP had no impact on the consolidated financial statements.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  FSP EITF 03-6-1 concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to SFAS 128, “Earnings per Share”, when computing basic and diluted EPS. The Company adopted FSP EITF 03-6-1 effective January 6, 2009. Upon adoption, the Company is required to adjust all prior period EPS data on a retrospective basis to conform with the provisions of this FSP. Due to net losses incurred for the quarter ended April 5, 2008, for the six month period ended July 5, 2008, for the nine month period ended October 5, 2008 and for the years ended January 5, 2009 and 2008, the Company’s previously-reported basic and diluted weighted average shares outstanding, and earnings (loss) per share, for these periods are not affected by the adoption of this Statement.  For the three month period ended July 5, 2008, basic weighted average shares outstanding is adjusted from 11,946 to 12,343 with no impact on previously-reported basic earnings per share. No adjustment is necessary for diluted weighted average shares outstanding and diluted earnings per share for the three month period ended July 5, 2008. For the three month period ended October 5, 2008, basic and diluted weighted average shares outstanding are adjusted from 11,994 and 12,217, respectively, to 12,370 and 12,370, respectively, with no impact on previously-reported basic and diluted earnings per share. See additional discussion in Note 5 to the consolidated financial statements.

3.	Borrowing Arrangements

The Company has a Syndicated Credit Facility Agreement with GE Commercial Distribution Finance (“GECDF”), which became effective June 25, 2004 (the “Credit Facility”). The Credit Facility, which has been the subject of subsequent modifications, provides for a floor plan loan facility and a revolving loan commitment, both of which are collateralized primarily by the Company’s accounts receivable. The Credit Facility also provides for a letter of credit facility. The funds available for borrowing by the Company under the Credit Facility are reduced by an amount equal to outstanding advances made to the Company to finance inventory under the floor plan loan facility and the aggregate amount of letters of credit outstanding at any given time.

The maximum available borrowings under the Credit Facility total $80.0 million for inventory financing and the revolving loan. The Credit Facility permits distributions up to a maximum of $18 million for the period June 25, 2008 through June 25, 2009 only if specified criteria are met.  The term distribution is defined in the Credit Facility and includes dividends, acquisitions of outstanding stock, reinvestment of debt securities and compensation to a shareholder in excess of normal compensation including performance bonuses. The agreement provides for a termination fee of up to $250 thousand to be paid by the Company in the event the Company terminates the agreement prior to the maturity date of the revolving loan commitment.  The Credit Facility expires on June 25, 2009. The Company intends to negotiate a new credit facility with terms sufficient for its financing needs and does not anticipate any problems securing a new credit facility before June 25, 2009. However, if the Company is unable to negotiate a new credit facility, it could adversely affect the Company’s ability to operate.

A significant part of the Company’s inventories are financed by floor plan arrangements with third parties. At April 5, 2009 and January 5, 2009, these lines of credit totaled $88.0 million, including $80.0 million with GE Commercial Distribution Finance (“GECDF”) and $8.0 million with IBM Credit Corporation (“ICC”). Borrowings under the GECDF floor plan arrangements are made on 30 day notes. Borrowings under the ICC floor plan arrangement are made on 15 day notes. All such borrowings are secured by the related inventory. The Company classifies amounts outstanding under the floor plan arrangements as floor plan financing liability which is a current liability in the consolidated balance sheets. Payments made under floor plan arrangements are classified as financing activities in the consolidated statements of cash flows. Outstanding amounts under the floor plan financing arrangements totaled $7.4 million at April 5, 2009 and $11.7 million at January 5, 2009. Interest was imputed on these borrowings at a rate of 6.0% per annum for the three month periods ended April 5, 2009 and 2008. Related interest expense totaled $101 thousand and $196 thousand for the three month periods ended April 5, 2009 and 2008, respectively.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of April 5, 2009 and January 5, 2009, there was no balance outstanding under the Credit Facility other than the floor plan financing liability.  At April 5, 2009 and January 5, 2009, the amounts available under the Credit Facility were $29.9 million and $50.2 million, respectively. Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid.  As of April 5, 2009, the adjusted LIBOR rate was 3.01%.  The credit facility is collateralized by substantially all the assets of Pomeroy, except those assets that collateralize certain other financing arrangements.  Under the terms of the credit facility, the Company is subject to various financial covenants. As of April 5, 2009, Pomeroy was in compliance with these financial covenants.

4.	Stock-Based Compensation

Restricted Common Stock Awards

During the three months ended April 5, 2009, the Company awarded 158,404 shares of restricted common stock, which vest over a 4-year period.  Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of the grant, and the total value of the award is recognized as expense ratably over the vesting period. Total compensation expense recognized for unvested shares was $135 thousand and $492 thousand for the three months ended April 5, 2009 and 2008, respectively.  As of April 5, 2009, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $2.8 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

		Weighted average
	Shares	fair value at grant date
Restricted common stock outstanding January 5, 2009	348,397	$7.13
Granted	158,404	3.55
Vested	-	-
Forfeitures	(80,000)	7.61
Restricted common stock outstanding April 5, 2009	426,801	$5.57

Stock Option Awards

For the three months ended April 5, 2009, the Company granted 293,072 stock option awards to employees.  The fair values range from $1.64 to $1.65, based upon the following assumptions:  underlying price of stock ranging from $3.50 to $3.61; expected life ranging from 3.5 to 4.5 years; volatility ranging from 58.92% to 61.38%; risk-free interest rates ranging from 1.12% to 1.41%; and dividend yield of 0.00%.

For the three months ended April 5, 2009 and 2008, the Company recognized approximately $209 thousand and $232 thousand, respectively, in expense related to stock options.  The approximate unamortized stock option compensation as of April 5, 2009, which will be recorded as expense in future periods, is $725 thousand. The weighted average time over which this expense will be recorded is approximately 2.3 years.

Employee Stock Purchase Plan

For the three months ended April 5, 2009 and 2008, the Company recognized approximately $20 thousand and $31 thousand, respectively, in expense related to the employee stock purchase plan being compensatory under FAS 123R.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Earnings per Common Share

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended April 5,
	2009			2008
			Per Share			Per Share
	Shares		Amount	Shares		Amount
Basic EPS	9,354		$(0.06)	12,061		$(0.35)
Effect of dilutive stock options and unvested restricted shares	-	*	- *	-	*	- *
Diluted EPS	9,354		$(0.06)	12,061		$(0.35)

*Not presented herein since effect on loss per common share is anti-dilutive for the three months ended April 5, 2009 and 2008.

Effective January 6, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  As a result of the adoption of FSP EITF 03-6-1, non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to SFAS 128, “Earnings per Share”, when computing basic and diluted EPS.  Losses are only allocable to participating securities if the holder has a contractual obligation to share in the losses of the Company as further defined in EITF 03-6-1, “Participating Securities and the Two-Class Method under FASB Statement No. 128.”  The Company’s restricted stock awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in losses of the Company.  Accordingly, during periods of net income unvested restricted shares are included in the determination of both basic and diluted earnings per share.  During periods of net loss, these shares excluded from both basic and diluted earnings per share.

For the three month periods ended April 5, 2009 and 2008, a total of 426,801 and 365,351 unvested restricted share awards, respectively, were excluded from the basic and diluted EPS calculation due to net losses incurred for these periods.  For the three month periods ended April 5, 2009 and 2008, 1,360,172 and 1,463,986 stock options, respectively, were excluded from the diluted EPS calculations as their effect would have been anti-dilutive.

6.	Treasury Stock

On November 14, 2008, the Company announced that the Board of Directors of the Company had authorized a program to repurchase up to $5.0 million of its outstanding common stock.  On November 19, 2008, the Board of Directors of the Company authorized a $5.0 million increase in its stock repurchase program, therefore authorizing the Company to purchase up to $10.0 million of its outstanding common stock under the program.  All stock repurchases are to be made through open market purchases, block purchases or privately negotiated transactions as deemed appropriate by the Company within a period of one year from the date of the first purchase under the program.  The Company has no obligation to repurchase shares under the program, and the timing, manner and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company intends to utilize available working capital to fund the stock repurchase program. The acquired shares will be held in treasury or cancelled.  During fiscal 2008, the Company purchased 2,656,155 shares at a total cost of $7.9 million under this program.  During the three month period ended April 5, 2009, the Company purchased an additional 55,804 shares at a total cost of $185 thousand under this program.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)
	Three Months Ended April 5,
	2009	2008

Interest paid	$149	$351

Income taxes paid	$23	$9

8.	Contingencies

The Company is party to various negotiations, customer bankruptcies and legal proceedings in the normal course of business.  Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

Recent competitor pronouncements and industry trends suggest that state governments are increasing audit activity to identify unclaimed property that might not have been remitted to the states under unclaimed property laws. The Company is currently in the process of reviewing historical practices related to unclaimed property. The Company may have a potential liability for unclaimed property. However, at this time it is premature for the Company to estimate any such potential liability.

9.	Restructuring and Severance Charges

During the three month periods ended April 5, 2009 and 2008, the Company recorded charges of $101 thousand and $581 thousand, respectively, for severance related to the realignment of the Company’s operations. As of April 5, 2009, accrued severance charges totaled $88 thousand, which will be paid out in fiscal 2009.

As of April 5, 2009, facility-related restructuring liabilities totaled $674 thousand, consisting primarily of the remaining liability recorded in fiscal 2004 in connection with the ARC acquisition for certain duplicative leased facilities. The outstanding balance as of April 5, 2009 will be paid out in fiscal 2009.

The expenses associated with restructuring and severance charges are recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations.

As of April 5, 2009, the restructuring and severance charge accrual, consisted of the following:

(in thousands)
	Severance	Facilities	Total
Liability balance at January 5, 2009	$78	$1,071	$1,149
Cash payments	(91)	(397)	(488)
Charges accrued	101	-	101
Liability balance at April 5, 2009	$88	$674	$762

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Income Taxes

For the three months ended April 5, 2009 and 2008, the Company had no income tax expense or income tax benefit. For the three months ended April 5, 2009 and 2008, the Company increased its tax valuation allowance by $200 thousand and $1.6 million, respectively. The tax valuation allowance totaled $21.8 million at April 5, 2009. The tax valuation allowance is due to the future uncertainty of the Company’s ability to utilize its deferred tax assets.  For the three months ended April 5, 2009 and 2008, these adjustments to the tax valuation allowance offset what would have been an income tax benefit.  The effective income tax rate would have been 33.9% and 37.5% for the three month periods ended April 5, 2009 and 2008, respectively, prior to the recording of the tax valuation reserves.

As of April 5, 2009 there have been no material changes in the Company’s uncertain tax positions disclosures as provided in note 7 of the 2008 Annual Report on Form 10-K.

The Company includes interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.  As of April 5, 2009, the Company had accrued $351 thousand for payment of such interest.

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

(in millions)

Service Revenue:	For the Three Months Ended April 5,
	2009	2008
Technical Staffing Services	$7.6	$32.5
Infrastructure Services	28.7	31.2
Total Service Revenue	$36.3	$63.7

Service Cost of Revenues:	For the Three Months Ended April 5,
	2009	2008
Technical Staffing Services	$6.4	$29.9
Infrastructure Services	22.5	26.5
Total Service Cost of Revenues	$28.9	$56.4

Service Gross Profit:	For the Three Months Ended April 5,
	2009	2008
Technical Staffing Services	$1.2	$2.6
Infrastructure Services	6.2	4.7
Total Service Gross Profit	$7.4	$7.3

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Subsequent Event

The Company previously reported in its Form 10-K for the year ended January 5, 2009 that the Company had entered into an Aircraft Purchase Agreement, dated March 17, 2009, to sell the Company’s aircraft to an unrelated third party (the “Agreement”). The Company’s sale of the aircraft was completed on April 21, 2009, in accordance with the Agreement.

The Company’s aircraft was leased under an agreement for which the Company provided the lessor with a residual value guarantee on the aircraft. The lease also provided the Company with the right and option to terminate the lease prior to the end of its term and purchase the aircraft from the lessor. Therefore, the Company effectively terminated the lease agreement on April 21, 2009, and exercised its right and option to purchase the aircraft from the lessor in order to simultaneously close on the sale of the aircraft on April 21, 2009, as contemplated under the Agreement.

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

Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of net product and service revenues:

(in thousands)
	For the Three Months Ended April 5,
	2009	% of Revenues	2008	% of Revenues

Net revenues:
Product	$53,161	59.4%	$81,477	56.1%
Service	36,299	40.6%	63,692	43.9%
Total net revenues	89,460	100.0%	145,169	100.0%

Gross profit
Product	5,517	6.2%	8,406	5.8%
Service	7,443	8.3%	7,270	5.0%
Total gross profit	12,960	14.5%	15,676	10.8%

Gross profit %
Product %	10.4%		10.3%
Service %	20.5%		11.4%

Operating expenses:
Selling, general and administrative	12,771	14.3%	18,396	12.7%
Depreciation and amortization	703	0.8%	1,216	0.8%
Total operating expenses	13,474	15.1%	19,612	13.5%

Loss from operations	(514)	-0.6%	(3,936)	-2.7%

Other income (expense):
Interest income	86	0.1%	85	0.1%
Interest expense	(160)	-0.2%	(351)	-0.2%
Other	(4)	0.0%	-	0.0%
Other income (expense), net	(78)	-0.1%	(266)	-0.1%

Loss before income tax	(592)	-0.7%	(4,202)	-2.8%
Income tax expense (benefit)	-	0.0%	-	0.0%

Net loss	$(592)	-0.7%	$(4,202)	-2.8%

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2009 versus First Quarter 2008

Total Net Revenues:  Total net revenues decreased $55.7 million or 38.4% in the first quarter of fiscal 2009, compared to the first quarter of fiscal 2008. For the first quarters of fiscal 2009 and fiscal 2008, the net revenues were $89.5 million and $145.2 million, respectively.

Product revenues were $53.2 million in the first quarter of fiscal 2009, a decrease of $28.3 million or 34.8% from the first quarter of fiscal 2008. The decrease in revenue was primarily generated by a reduction in capital expenditures of large customers within the Financial, Manufacturing and Retail markets.  These expenditures were previously approved in the current year budgets but were delayed due to ongoing economic uncertainty.

Service revenues were $36.3 million in the first quarter of fiscal 2009, a decrease of $27.4 million or 43.0% from the first quarter of fiscal 2008. The Company groups services sales into Technical Staffing and Infrastructure Services. Technical Staffing Services support clients’ project requirements, ensures regulatory and customer compliance requirements and fulfills interim and permanent staffing requirements of the staffing projects.  Infrastructure Services help clients optimize the various elements of distributed computing environments.  Encompassing the complete IT lifecycle, these services include desktop and mobile computing, server and network environments.

	(in millions)
	Quarter ended April 5,
Service Revenue	2009	2008
Technical Staffing	$7.6	$32.5
Infrastructure Services	28.7	31.2
Total Service Revenue	$36.3	$63.7

Technical Staffing revenue decreased $24.9 million, or 76.6%, in the first quarter of fiscal 2009. In June 2008, the Company elected not to renew a technical services contract with a major customer because the proposed terms would have been unprofitable for the Company. As a result of the loss of this business, we expect a decline of approximately $80 million in technical staffing revenue for the full year in fiscal 2009. Technical Staffing revenue accounted for approximately 21.0% of total service revenues in the first quarter of fiscal 2009 compared to 51.0% in the first quarter of fiscal 2008.

Infrastructure Service revenues decreased $2.5 million, or 8.0%, in the first quarter of fiscal 2009, primarily due to a decline in short-term project engagements and a loss contract which was exited at the end of the second quarter of fiscal 2008.  Infrastructure Service revenues accounted for approximately 79.0% of total service revenues in the first quarter of fiscal 2009 compared to 49.0% in the first quarter of fiscal 2008.

Gross Profit:  Gross profit was $13.0 million in the first quarter of fiscal 2009, compared to $15.7 million in the first quarter of fiscal 2008. Gross profit margin, as a percentage of revenue, was 14.5% in the first quarter of fiscal 2009, compared to 10.8% in the first quarter of fiscal 2008.

Product gross profit was $5.5 million in the first quarter of fiscal 2009, compared to $8.4 million in the first quarter of fiscal 2008. Product gross profit margin as a percentage of product revenues increased slightly to 10.4% in the first quarter of fiscal 2009, compared to 10.3% in the first quarter of fiscal 2008.

Service gross profit was $7.4 million in the first quarter of fiscal 2009, compared to $7.3 million in the first quarter of fiscal 2008.  Service gross profit margins were 20.5% in the first quarter of fiscal 2009, compared to 11.4% in the first quarter of fiscal 2008.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	(in millions)
	Quarter ended April 5,
Service Gross Profit	2009	2008
Technical Staffing	$1.2	$2.6
Infrastructure Services	6.2	4.7
Total Service Gross Profit	$7.4	$7.3

Gross profit from Technical Staffing Services was $1.2 million for the first quarter of fiscal 2009, compared to $2.6 million for the first quarter of fiscal 2008.  Gross profit margin increased to 16.1% in the first quarter of fiscal 2009 from 8.0% in the first quarter of fiscal 2008.  The decrease in gross profit dollars and increase in gross margin is primarily the result of the non-renewal of the technical services contract with a major customer in June 2008 which would have been unprofitable for the Company. We expect a decline in technical staffing gross profit of approximately $6.2 million for the full year in fiscal 2009.

Gross profit from Infrastructure Services was $6.2 million for the first quarter of fiscal 2009 compared to $4.7 million for the first quarter of fiscal 2008.  Gross profit margin increased to 21.7% in the first quarter of fiscal 2009 from 15.0% in the first quarter of fiscal 2008.  The increase in gross profit margin is the result of engagements during the first quarter of fiscal 2008 that generated revenue of approximately $1.4 million at zero gross profit and cost reductions in the second and third quarters of fiscal 2008 resulting in improved utilization and productivity of the technical resources.

Operating Expenses:  Total operating expenses were $13.5 million in the first quarter of fiscal 2009, compared to $19.6 million in the first quarter of fiscal 2008, a decrease of $6.1 million or 31.3%. The decrease is primarily the result of the following:

•
In the first quarter of fiscal 2008, the Company recorded a $1.0 million charge to reserve against the collection of Technical Staffing Services revenues that were overbilled by subcontractors in 2005 and 2006. During the first quarter of fiscal 2009, the Company reversed $0.2 million of this charge after reevaluating the amounts overbilled.

•	Severance charges for the first quarter of fiscal 2009 totaled $0.1 million compared to severance charges of $0.5 million for the first quarter of fiscal 2008.
•	The provision for bad debts decreased from $0.3 million in the first quarter of fiscal 2008 to $0.1 million in the first quarter of fiscal 2009.
•	Selling expenses were reduced by $0.9 million in the first quarter of fiscal 2009 as a result of decreased revenues.
•	During the first quarter of fiscal 2008, the Company recorded accruals for loss contracts of $0.3 million, as well as a $0.3 million start-up penalty for a new contract.
•
Payroll and payroll related expenses decreased approximately $3.2 million in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 due to reductions in staffing support resources which were made as a result of the non-renewal of the Technical Services contract with a major customer in June 2008. In addition the Company made changes in order to right-size the business as a result of the overall decline in revenues.

The decreases in operating expenses described above were partially offset by a $0.4 million charge in the first quarter of fiscal 2009 associated with the Company’s leased aircraft.

Loss from Operations:  Loss from operations decreased $3.4 million, to a loss of $0.5 million in the first quarter of fiscal 2009 from a loss of $3.9 million in the first quarter of fiscal 2008. The decrease in loss from operations is the result of the decrease in operating expenses offset by the decrease in revenues, as described above.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income (expense):  Net other expense was $0.1 million in the first quarter of fiscal 2009 compared to $0.3 million during the first quarter of fiscal 2008. Although the Company has significant cash balances, the Company’s interest expense exceeds its interest income due primarily to outstanding balances under its floor plan and credit facilities at rates that exceed those rates earned on the Company’s cash and cash equivalents. The decrease in net other expense is primarily the result of a $0.2 million decrease in interest expense for outstanding borrowings under the Company’s credit facility during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 resulting from the timing of payments of accounts payable and payroll, as well as a lower outstanding floor plan liability during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.

Income Taxes:  For the first quarters of fiscal 2009 and fiscal 2008, the Company had no income tax expense or benefit.  During the first quarters of fiscal 2009 and 2008, the Company increased its tax valuation allowance by $200 thousand and $1.6 million, respectively, due to the future uncertainty of the Company’s ability to utilize its deferred tax assets.

Net Loss:  Net loss was $0.6 million in the first quarter of fiscal 2009, compared to $4.2 million in the first quarter of fiscal 2008.  The decrease in net loss is a result of the factors described above.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operating activities was $12.9 million for the first quarter of fiscal 2009. Cash used in investing activities was $0.2 million, consisting solely of capital expenditures.  Cash used in financing activities was $4.4 million, which includes a $4.3 million net reduction in floor plan financing liability, $0.2 million for the purchase of treasury stock, offset by $0.1 million for the issuance of common shares.

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

Cash flows generated by operating activities in the first quarter of fiscal 2009 was $12.9 million, compared to cash flows used by operating activities of $4.3 million, for the same period of fiscal 2008.  A reduction in accounts receivable and inventories generated $28.8 million and $1.5 million, respectively, in operating cash flows during the first quarter of fiscal 2009 compared to $18.8 million and $0.3 million, respectively, for the first quarter of fiscal 2008.  Reductions in accounts payable, liabilities for employee compensation and benefits and other assets and liabilities utilized cash of $14.2 million, $2.0 million and $1.6 million, respectively, during the first quarter of fiscal 2009 compared to $15.2 million, $3.8 million and $2.5 million, respectively, in the first quarter of fiscal 2008.  The reduction in receivables is associated with the decline in revenues during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, and the reduction in inventories is due to timing of shipments.

The Company has a Syndicated Credit Facility Agreement with GE Commercial Distribution Finance (“GECDF”), which became effective June 25, 2004 (the “Credit Facility”). The Credit Facility, which has been the subject of subsequent modifications, provides for a floor plan loan facility and a revolving loan commitment. The Credit Facility also provides for a letter of credit facility. The funds available for borrowing by the Company under the Credit Facility are reduced by an amount equal to outstanding advances made to the Company to finance inventory under the floor plan loan facility and the aggregate amount of letters of credit outstanding at any given time.

The maximum available borrowings under the Credit Facility total $80.0 million for inventory financing and the revolving loan. The Credit Facility permits distributions up to a maximum of $18 million for the period June 25, 2008 through June 25, 2009 only if specified criteria are met.  The term distribution is defined in the Credit Facility and includes dividends, acquisitions of outstanding stock, reinvestment of debt securities and compensation to a shareholder in excess of normal compensation including performance bonuses. The agreement provides for a termination fee of up to $250 thousand to be paid by the Company in the event the Company terminates the agreement prior to the maturity date of the revolving loan commitment.  The Credit Facility expires on June 25, 2009.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

A significant part of the Company’s inventories are financed by floor plan arrangements with third parties. At April 5, 2009 and January 5, 2009, these lines of credit totaled $88.0 million, including $80.0 million with GE Commercial Distribution Finance (“GECDF”) and $8.0 million with IBM Credit Corporation (“ICC”). Borrowings under the GECDF floor plan arrangements are made on 30 day notes. Borrowings under the ICC floor plan arrangement are made on 15 day notes. All such borrowings are secured by the related inventory. The Company classifies amounts outstanding under the floor plan arrangements as floor plan financing liability which is a current liability in the consolidated balance sheets. Payments made under floor plan arrangements are classified as financing activities in the consolidated statements of cash flows. Outstanding amounts under the floor plan financing arrangements totaled $7.4 million at April 5, 2009 and $11.7 million at January 5, 2009. Interest was imputed on these borrowings at a rate of 6.0% per annum for the three month periods ended April 5, 2009 and 2008. Related interest expense totaled $101 thousand and $196 thousand for the three month periods ended April 5, 2009 and 2008, respectively.

As of April 5, 2009 and January 5, 2009, there was no balance outstanding under the Credit Facility other than the floor plan financing liability.  At April 5, 2009 and January 5, 2009, the amounts available under the Credit Facility were $29.9 million and $50.2 million, respectively. Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid.  As of April 5, 2009, the adjusted LIBOR rate was 3.01%.  The credit facility is collateralized by substantially all the assets of Pomeroy, except those assets that collateralize certain other financing arrangements.  Under the terms of the credit facility, the Company is subject to various financial covenants. As of April 5, 2009, Pomeroy was in compliance with these financial covenants.

The Company previously reported in its Form 10-K for the year ended January 5, 2009 that the Company had entered into an Aircraft Purchase Agreement, dated March 17, 2009, to sell the Company’s aircraft to an unrelated third party (the “Agreement”). The Company’s sale of the aircraft was completed on April 21, 2009, in accordance with the Agreement.

The Company’s aircraft was leased under an agreement for which the Company provided the lessor with a residual value guarantee on the aircraft. The lease also provided the Company with the right and option to terminate the lease prior to the end of its term and purchase the aircraft from the lessor. Therefore, the Company effectively terminated the lease agreement on April 21, 2009, and exercised its right and option to purchase the aircraft from the lessor in order to simultaneously close on the sale of the aircraft on April 21, 2009, as contemplated under the Agreement.  The net cash outflow from this transaction is $6.4 million which will be reflected in the Company’s cash flows during second quarter of fiscal 2009.

The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company’s capital requirements for the next twelve months. The Company’s credit facility expires June 25, 2009. The Company intends to negotiate a new credit facility with terms sufficient for its financing needs and does not anticipate any problems securing a new credit facility before June 25, 2009. However, if the Company is unable to negotiate a new credit facility, it could adversely affect the Company’s ability to operate.

As stated in the Contingencies section of the Notes to the Consolidated Financial Statements, the Company may have a potential liability for unclaimed property.  If a liability is determined, it would require a cash outflow from the Company to the applicable state or a combination of states, customers or vendors.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On November 14, 2008, the Board of Directors of the Company authorized a program to repurchase up to $5.0 million of its outstanding common stock.  On November 19, 2008, the Board of Directors of the Company authorized a $5.0 million increase in its stock repurchase program, therefore authorizing the Company to purchase up to $10.0 million of its outstanding common stock under the program.  All stock repurchases are to be made through open market purchases, block purchases or privately negotiated transactions as deemed appropriate by the Company within a period of one year from the date of the first purchase under the program.  The Company has no obligation to repurchase shares under the program, and the timing, manner and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company intends to utilize available working capital to fund the stock repurchase program. The acquired shares will be held in treasury or cancelled.  During fiscal 2008, the Company purchased 2,656,155 shares at a total cost of $7.9 million under this program.  During the three month period ended April 5, 2009, the Company purchased an additional 55,804 shares at a total cost of $185 thousand under this program.

Item 3-Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risk primarily through its credit facility with GECDF.  The Company did not experience a material impact from interest rate risk for the first three months of fiscal 2009.

Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

The recent global financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets. There could be a number of follow-on effects from the global financial crisis and resulting economic slowdown on our business, including lower overall demand, insolvency of suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our projects, payment delays by customers and/or customer insolvencies, more onerous credit and commercial terms from our suppliers, delays in accessing our current credit facilities or obtaining new credit facilities on terms we deem commercially reasonable or at all and an inability of GECDF to fulfill their funding obligations. In an extreme case of banking instability, we might not be able to access our cash accounts or money market investments. Any further deterioration of economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our operations, financial results and/or liquidity.

Item 4-Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures over financial reporting designed to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that such disclosure controls and procedures were effective, as of April 5, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer previously concluded in the Company’s Annual Report on Form 10-K filed on March 20, 2009 that material weaknesses existed in the Company’s internal control over financial reporting at January 5, 2009. The specific material weaknesses identified were as follows:

1.
The Company did not maintain effective internal control over the financial reporting and close function to appropriately apply generally accepted accounting principles ensuring the adequacy of amounts and completeness of disclosures in the consolidated financial statements, resulting in the previous misclassification of cash flows from floor plan financing.

2.
The Company did not maintain effective internal control over financial reporting to ensure that all costs such as payroll costs and vendor incentive payments are appropriately classified in the proper financial statement category. As a result, certain cost of revenues were previously classified improperly in the financial statements.

In the first quarter of fiscal 2009, the following steps were taken, which remediated these material weaknesses:

1.
All finance agreements including floor plan arrangements are reviewed by the finance group upon execution of such agreements and on a quarterly basis to ensure activity under these agreements is being properly recorded and reported in the consolidated financial statements.

2.
The Company has implemented a more detailed budgeting process and has carefully reviewed the financial statement classification of all significant costs as part of this process.  The Company now performs more detailed budget to actual comparisons on a quarterly basis as an added control to ensure that costs are classified in the appropriate financial statement categories. In addition, any changes to general ledger account classification within the financial statements will be documented, reviewed and approved by qualified accounting personnel on a quarterly basis.

PART II - OTHER INFORMATION

Item 1-Legal Proceedings

The Company is party to various negotiations, customer bankruptcies and legal proceedings in the normal course of business.  Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 1A-Risk Factors

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended January 5, 2009.

Item 2-Unregistered Sales of Equity Securities and Use of Proceeds

a.	None

b.	None

c.	Repurchase of Securities

On November 14, 2008, the Company announced that the Board of Directors of the Company had authorized a program to repurchase up to $5.0 million of its outstanding common stock.  On November 19, 2008, the Board of Directors of the Company authorized a $5.0 million increase in its stock repurchase program, therefore authorizing the Company to purchase up to $10.0 million of its outstanding common stock under the program.  All stock repurchases are to be made through open market purchases, block purchases or privately negotiated transactions as deemed appropriate by the Company within a period of one year from the date of the first purchase under the program.  The Company has no obligation to repurchase shares under the program, and the timing, manner and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company intends to utilize available working capital to fund the stock repurchase program. The acquired shares will be held in treasury or cancelled.  During fiscal 2008, the Company purchased 2,656,155 shares at a total cost of $7.9 million under this program.  During the three month period ended April 5, 2009, the Company purchased an additional 55,804 shares at a total cost of $185 thousand under this program. The following table contains information for shares repurchased under this program:

				The maximum
			Total number of	amount
	Total		shares purchased	that may yet be
	number of	Average price	as part of	purchased under
	shares	paid	publicly announced	the plan (1)
Period	purchased	per share ($)	plan (1)	($) (thousands)

January 6, 2009 - February 5, 2009	27,032	$3.21	27,032	$1,976

February 6, 2009 - March 5, 2009	9,936	$3.43	9,936	$1,942

March 6, 2009 - April 5, 2009	18,836	$3.42	18,836	$1,878

	2,711,959	$2.99	2,711,959	$1,878

Item 3-Defaults Upon Senior Securities

None

PART II - OTHER INFORMATION

Item 4-Submission of Matters to a Vote of Security Holders

None.

Item 5-Other Information

(a)	Information Required to be Disclosed on Form 8-K that has not been reported.

None.

(b)	Material Changes to the Procedures by Which Shareholders May Recommend Nominees to the Board of Directors.

None.

(c)	Other Information

None.

PART II - OTHER INFORMATION

Item 6-Exhibits

(a)	Exhibits

3(i)(a)1	Certification of Incorporation of Pomeroy Computer Resources, dated February, 1992 (incorporated by reference to Exhibit 3(i)(a)1 of the Company’s Form 10-Q filed August 11, 2000)

3(i)(a)2	Certificate of Amendment to Certificate of Incorporation, dated July 1997 (incorporated by reference to Exhibit 3(i)(a)2 of the Company’s Form 10-Q filed August 11, 2000)

3(i)(a)4	Certificate of Amendment to Certificate of Incorporation, dated August 2000 (incorporated by reference to Exhibit 3(i)(a)4 of the Company’s Form 10-Q filed August 11, 2000)

3(i)(a)5
Certificate of Amendment to Certificate of Incorporation for Pomeroy Computer Resources, Inc., dated June 19, 2003 (incorporated by reference to Exhibit 3(i)(a)5 of the Company’s Form 10-Q filed August 19, 2003)

3(i)(a)6
Certificate of Amendment to Certificate of Incorporation for Pomeroy Computer Resources Sales Company, Inc., dated June 19, 2003 (incorporated by reference to Exhibit 3(i)(a)6 of the Company’s Form 10-Q filed August 19, 2003)

3(ii)	Bylaws of the Company as amended on January 24, 2008 (incorporated by reference to Exhibit 3(ii) of the Company’s Form 10-Q filed on May 15, 2008)

11.1	Statement regarding computation of per share earnings (See Note 1 of Notes to Consolidated Financial Statements in the Company’s Form 10K for fiscal 2008, filed on March 20, 2009).

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Section 906 CEO Certification

32.2	Section 906 CFO Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POMEROY IT SOLUTIONS, INC.
(Registrant)

Date: May 18, 2009	By: /s/ Craig J. Propst
Craig J. Propst
Senior Vice President, Treasurer and Chief
Financial Officer