Form 10-K/A
period 2009-01-05
POMEROY IT SOLUTIONS INC
filed 2009-08-24
CIK 883979

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 20, 2009 (the “Original Filing”) to reflect the restatement of our consolidated financial statements for the years ended January 5, 2009, 2008 and 2007. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

As previously discussed in a Form 8-K, filed on August 6, 2009, on July 31, 2009, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s financial statements and related audit reports thereon in the Company’s most recently filed Annual Report on Form 10-K for the year ended  January 5, 2009 and the interim financial statements in the Quarterly Report on Form 10-Q for the quarter ended April 5, 2009 should no longer be relied upon.

Following an internal review, we identified errors in the Company’s historical accounting treatment since 1991 of certain aged trade credits created in the ordinary course of business. The errors relate primarily to the recognition in the Company’s income statement of certain aged trade credits affecting accounts receivable, accounts payable and selling, general and administrative expenses.

The aggregate liability recorded to the Company’s consolidated balance sheets, with a corresponding reduction to stockholders’ equity, as a result of this restatement approximates $5.0 million as of January 5, 2009 and 2008, and $3.0 million in the consolidated balance sheets for prior periods presented within this Annual Report on Form 10-K/A.  For the year ended January 5, 2008, the aggregate effect on both pre-tax income (loss) and net income (loss) was a $2.1 million increase to the previously-reported net loss. Basic and diluted loss per common share increased from $(9.10) to $(9.27) for the year ended January 5, 2008. The impact on the Company’s earnings for all other periods presented within this Annual Report on Form 10-K/A was not material and, therefore, the Company’s consolidated statements of operations and consolidated statements of cash flows have not been restated for any of these periods except for the year ended January 5, 2008.

The $5.0 million liability equates to less than seven one-hundredths of one percent of the Company’s total revenue for the 1994 to 2007 period when these liabilities were primarily incurred. Generally, the liability consists of high volumes of small transactions. The Company estimates that over 98% of the total liability was recognized in the Company’s consolidated income statements for periods prior to the fourth quarter of fiscal year ended January 5, 2008.

The Company expects that the final settlement of this liability may take several months or possibly years as the Company remediates these credits with customers and vendors. The Company anticipates that the liability may ultimately be settled for less than $5.0 million. However, the Company cannot provide any assurance that the final settlement will be materially lower. The Company has established new processes and procedures to avoid significant future liabilities from aged trade credits.

See Note 1 to the Company’s audited consolidated financial statements for additional discussion.

For the convenience of the reader, we have included all of Parts I and II of the Original Filing; however, only the following Items and sections of this Form 10-K/A have been amended to reflect the restatement:

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K/A Into Which Portions
Document	of Documents are Incorporated

Definitive Proxy Statement for 2009	Part III
Annual Meeting of Stockholders to be filed with the Securities
And Exchange Commission on or before May 5, 2009

POMEROY IT SOLUTIONS, INC.

FORM 10-K/A

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

Pomeroy’s technical personnel maintain some of the highest credentials.  Maintaining a knowledgeable and resourceful technical staff is an objective that Pomeroy cultivates through career development programs that promote education and skills training.  These certifications include:

3Com :	Certified IP Telephony NBX Expert
Altiris:	Certified Professional (ACP)
BICSI:	Installer Level 1 and 2, Technician, and Registered Communications Distribution Designer (RCDD ® ) .
Cisco:	CCIE, CCNA, CCNP, CCDP, CCDA, CCSP, CCVP, INFOSEC Professional, and Cisco Specialist certifications (CQS) in IP Communications, Advanced Wireless LAN, and Advanced Security

Citrix:	Certified Administrator (CCA)
CompTIA:	A+ Certified Technicians, Network+, IT Project+, Linux+, Server+, i-Net+ and Security+
EMC:	Implementation Engineer –Expert, Technology Architect-Expert,
NAS Associate and Legato EmailXtender and EmailXaminer Administrator
F5 Networks:	Product Specialist
Help Desk Institute:	Support Specialists, Helpdesk Manager, Helpdesk Analyst and Support Center Manager
Hewlett Packard:
HP Certified Professionals (NT, NetWare, Alpha/Unix, and StorageWorks), HP Accredited Integration Specialist, HP Certified System Engineers (HP-UX) and Master Accredited Systems Engineers - SAN Architect Data Availability Solutions

IBM:	xSeries Certified System Engineer, eServer Certified Specialist, IBM Technical Specialist RS 6000 SP, and IBM Advanced Technical Expert RS 6000, Tivoli Storage Manager Technical Sales
(ISC) [2]	Certified Information Systems Security Professional (CISSP)
ITIL:	IT Service Management Certifications - Foundations, Practitioner and
Managers
LeftHand Networks:	LeftHand Certified System Engineer
Microsoft:	MCP, MCSA, MCSA Security Specialization, MCSE Messaging Specialization, MCSE, MCSE+1, MCDST, MOS, MCDBA, CRM Professional and Office Specialists and Experts
Nortel:	Nortel Support & Design Specialists, Nortel Support & Design Experts, Technical Specialist and Experts
Novell:	CNE, MCNE, CNA, and Certified GroupWise Engineer
Oracle:	Oracle Certified Professional (OCP)
Peregrine:	Asset Center certified
PMI:	Project Management Associates and Professionals (PMP)
SUN:	Storage Engineers, Solaris System and Network Administrator
Symantec/Veritas:	Certified Specialists and Professionals
VMware:	VMware Certified Professional
Warranty Certified	Apple, Brother, Dell, Epson, Gateway, HP, Lenovo, IBM, Kyocera,
to Service:	Lexmark, Okidata, Sony, Toshiba, and Xerox

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

INFORMATION

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through its internet website at www.pomeroy.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.  The public also may read and copy any of these filings at the SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet site that contains the Company’s filings; the address of that site is http://www.sec.gov .

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

In addition, on July 31, 2009, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s financial statements and related audit reports thereon in the Company’s most recently filed Annual Report on Form 10-K for the year ended  January 5, 2009 and the interim financial statements in the Quarterly Report on Form 10-Q for the quarter ended April 5, 2009 should no longer be relied upon.

Following an internal review, we identified errors in the Company’s historical accounting treatment since 1991 of certain aged trade credits created in the ordinary course of business. The errors relate primarily to the recognition in the Company’s income statement of certain aged trade credits affecting accounts receivable, accounts payable and selling, general and administrative expenses.

The aggregate liability recorded to the Company’s consolidated balance sheets, with a corresponding reduction to stockholders’ equity, as a result of this restatement approximates $5.0 million as of January 5, 2009 and 2008, and $3.0 million in the consolidated balance sheets for prior periods presented within this Annual Report on Form 10-K/A.  For the year ended January 5, 2008, the aggregate effect on both pre-tax income (loss) and net income (loss) was a $2.1 million increase to the previously-reported net loss. Basic and diluted loss per common share increased from $(9.10) to $(9.27) for the year ended January 5, 2008. The impact on the Company’s earnings for all other periods presented within this Annual Report on Form 10-K/A was not material and, therefore, the Company’s consolidated statements of operations and consolidated statements of cash flows have not been restated for any of these periods except for the year ended January 5, 2008.

As noted above, management had previously concluded that internal controls over financial reporting were ineffective as of January 5, 2009.  After evaluating the nature of the above error and the resulting restatement, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that an additional material weakness as discussed below existed in the Company’s internal controls over financial reporting at January 5, 2009.

The identified material weakness in our internal control over financial reporting related to the proper disposition, reconciliation, monitoring and consequent accounting of aged trade credits, specifically as follows:

1.	The Company did not have an adequate understanding of its unclaimed property obligations and utilized unsupported assumptions regarding trade credits.
2.	Policies and procedures were not adequate to timely determine the proper disposition of all overpayments and duplicate payments received from clients.
3.
Policies and procedures were not adequate to timely reconcile and determine the proper disposition of credit memos issued to clients in exchange for returned products, billing errors and other customer service reasons.

4.	Policies and procedures were not adequate to timely determine the proper disposition of outstanding un-cashed client and personnel disbursements.

Pomeroy management has taken action to remediate this material weakness described above, including identification of the following remediation plan:

1.
Discontinuing the practice of taking certain aged trade credits into the income statement unless the Company is released from its obligation or it is determined that there is an error (such that no credit or other obligation in fact exists).

2.	Policies and procedures have been implemented to research and properly dispose of client credit balances or un-cashed disbursements.
3.	System enhancements will be identified and implemented to strengthen control procedures including the automation of issuance of credit memos and statements to clients.
4.	A comprehensive unclaimed property reporting methodology will be implemented to timely and accurately comply with applicable state laws.

Pomeroy management will assign the highest priority to the Company’s remediation efforts, with the goal of remediating the material weakness by the end of 2009. However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the implemented controls, no assurance can be given as to the timing of achievement of remediation.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from the Company’s consolidated financial statements and have been restated to reflect the correction of errors in the Company’s historical accounting treatment since 1991 of certain aged trade credits created in the ordinary course of business. The correction of these errors to the original Form 10-K are further discussed in “Explanatory Note” in the forepart of this Form 10-K/A, in Note 1 to the Consolidated Financial Statements under “Restatement of Financial Statements”, and in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A. These restatements have no impact on total reported Net income (loss) or earnings (loss) per share for any period presented herein, except for the fiscal year ended January 5, 2008.

(In thousands, except per share data)
	For the Fiscal Years
	2008	2007	2006	2005	2004(1)
		(As Restated)
Consolidated Statement of Operations Data:
Net revenues	$565,830	$586,907	$592,981	$683,670	$703,419
Cost of revenues (2)	496,072	528,259	526,439	616,059	623,825
Gross profit	69,758	58,648	66,542	67,611	79,594

Operating expenses:
Selling, general and administrative (2,3,4,5,6,8,10)	74,995	68,362	54,871	61,173	56,116
Depreciation and amortization (3)	4,086	4,687	4,894	5,568	4,393
Goodwill and intangible asset impairment (7)	711	98,314	3,472	16,000	-
Total operating expenses	79,792	171,363	63,237	82,741	60,509

Income (loss) from operations	(10,034)	(112,715)	3,305	(15,130)	19,085

Other income (expense):
Interest income	231	908	582	193	310
Interest expense	(1,062)	(1,091)	(1,757)	(1,746)	(1,249)
Other expense	(166)	-	-	-	-
Ohter income (expense), net	(997)	(183)	(1,175)	(1,553)	(939)

Income (loss) before income tax	(11,031)	(112,898)	2,130	(16,683)	18,146

Income tax expense (benefit) (9)	2,125	1,417	987	(6,021)	7,213
Net income (loss)	$(13,156)	$(114,315)	$1,143	$(10,662)	$10,933

Earnings (loss) per common share (basic)	$(1.13)	$(9.27)	$0.09	$(0.85)	$0.89
Earnings (loss) per common share (diluted)	$(1.13)	$(9.27)	$0.09	$(0.85)	$0.88

Consolidated Balance Sheet Data:
Working capital (as restated) (11)	$59,287	$76,271	$87,456	$81,171	$78,108
Long-term debt, net of current maturities	-	-	-	-	250
Equity (as restated) (11)	66,945	87,834	202,129	201,635	209,871
Total assets	142,987	206,584	308,963	295,145	332,888

1)	During fiscal 2004, the Company and Pomeroy Acquisition Sub, Inc., a wholly owned subsidiary of the Company, completed a merger with Alternative Resources Corporation (“ARC”).

2)	During fiscal 2007, the Company recorded $2.4 million of contract losses for two contracts for which the Company fulfilled the obligations during fiscal 2008.

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

4)
During fiscal 2007, the Company recorded expenses of $1.2 million, primarily related to the contested Proxy solicitation.  In addition, the Company recorded $0.4 million for severance, $0.3 million for non-recoverable transition costs on loss contracts, and $3.0 million for the resolution of certain outstanding lawsuits and payment of earn-out compensation.

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

9)
For fiscal 2008 and fiscal 2007, the Company recorded an increase in the non-cash tax valuation reserves of approximately $6.6 million and $15.8 million, respectively, primarily due to uncertainty of the future realization of the deferred tax assets.

10)	During fiscal 2008, the Company recorded an accrued loss of $6.3 million on an operating lease for an aircraft because the Company determined the business use of this aircraft would be discontinued.

11)
The Company restated its consolidated balance sheets to reverse certain aged trade credits originally taken into the income statement prior to discharge of liability under applicable laws.  The restatement resulted in an increase to other current liabilities and an associated decrease to retained earnings as follows: $4,933 as of January 5, 2008 and 2007 and $2,851 as of January 5, 2006, 2005 and 2004.

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

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(2,4,9)	(2,4,9)	(1,2,4,5,9)	(2,3,4,8)
Net revenues	$145,169	$154,993	$145,207	$120,461
Gross profit	$15,676	$19,543	$18,297	$16,242
Net income (loss)	$(4,202)	$1,490	$1,818	$(12,262)
Comprehensive income (loss)	$(4,210)	$1,516	$1,804	$(12,273)
Earnings (loss) per common share:
Basic	$(0.35)	$0.12	$0.15	$(1.15)
Diluted	$(0.35)	$0.12	$0.15	$(1.15)

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(4)	(1,2,4,10)	(1,2,3,4,5,10)	(4,6,7)
Net revenues	$141,993	$138,261	$144,392	$162,261
Gross profit	$16,855	$15,843	$14,944	$11,006
Net income (loss)	$1,831	$(1,506)	$(93,191)	$(21,449)
Comprehensive income (loss)	$1,749	$(1,503)	$(93,188)	$(21,368)
Earnings (loss) per common share:
Basic	$0.15	$(0.12)	$(7.56)	$(1.74)
Diluted	$0.15	$(0.12)	$(7.56)	$(1.74)

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

7)
During the fourth quarter fiscal 2007, the Company recorded non-cash tax valuation reserves of approximately $15.8 million, primarily due to uncertainty of the future realization of the deferred tax assets.

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

10)
The Company restated its fiscal 2007 results to reverse certain aged trade credits originally taken into the income statement prior to the legal discharge of liability under applicable laws as follows: $0.7 million in the second quarter and $1.2 million in the third quarter. The impact was not material for the first and fourth quarters..

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

Restatement of Financial Statements
This Form 10-K/A amends our previously filed Form 10-K for the year ended January 5, 2009 to correct errors in the consolidated financial statements as of and for the years ended January 5, 2009, 2008 and 2007 related to the Company’s historical accounting treatment since 1991 of certain aged trade credits created in the ordinary course of business. The errors relate primarily to the recognition in the Company’s income statement of certain aged trade credits affecting accounts receivable, accounts payable and selling, general and administrative expenses.

Following an internal review, we identified errors in the Company’s historical accounting treatment since 1991 of certain aged trade credits created in the ordinary course of business. The errors relate primarily to the recognition in the Company’s income statement of certain aged trade credits affecting accounts receivable, accounts payable and selling, general and administrative expenses.

The aggregate liability recorded to the Company’s consolidated balance sheets, with a corresponding reduction to stockholders’ equity, as a result of this restatement approximates $5.0 million as of January 5, 2009 and 2008, and $3.0 million in the consolidated balance sheets for prior periods presented within this Annual Report on Form 10-K/A.  For the year ended January 5, 2008, the aggregate effect on both pre-tax income (loss) and net income (loss) was a $2.1 million increase to the previously-reported net loss. Basic and diluted loss per common share increased from $(9.10) to $(9.27) for the year ended January 5, 2008. The impact on the Company’s earnings for all other periods presented within this Annual Report on Form 10-K/A was not material and, therefore, the Company’s consolidated statements of operations and consolidated statements of cash flows have not been restated for any of these periods except for the year ended January 5, 2008.

The $5.0 million liability equates to less than seven one-hundredths of one percent of the Company’s total revenue for the 1994 to 2007 period when these liabilities were primarily incurred. Generally, the liability consists of high volumes of small transactions. The Company estimates that over 98% of the total liability was recognized in the Company’s consolidated income statements for periods prior to the fourth quarter of fiscal year ended January 5, 2008.

The Company expects that the final settlement of this liability may take several months or possibly years as the Company remediates these credits with customers and vendors. The Company anticipates that the liability may ultimately be settled for less than $5.0 million. However, the Company cannot provide any assurance that the final settlement will be materially lower. The Company has established new processes and procedures to avoid significant future liabilities from aged trade credits.

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

Pomeroy recorded in fiscal 2007, a $15.8 million non-cash valuation reserve to reduce the carrying amount of recorded deferred tax assets after management’s review determined that the deferred tax assets may not be recovered from future taxable income in the near future. In fiscal 2008, the valuation reserve was increased by an additional $6.6 million for deferred tax assets which management has determined may not be recovered from future taxable income in the near future. The Company considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for this valuation allowance.  The valuation allowance recorded in fiscal 2008 and 2007 increased the net loss for these fiscal years.

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

RESULTS OF OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of net product, and service revenues:

(in thousands)
Financial Results	For the Fiscal Years
	2008	% of Revenues	2007	% of Revenues	2006	% of Revenues
			(As Restated)
Net revenues:
Product	$340,003	60.1%	$386,605	65.9%	$373,232	62.9%
Service	225,827	39.9%	200,302	34.1%	219,749	37.1%
Total net revenues	565,830	100.0%	586,907	100.0%	592,981	100.0%

Gross profit
Product	34,561	6.1%	34,249	5.8%	30,930	5.2%
Service	35,197	6.2%	24,399	4.2%	35,612	6.0%
Total gross profit	69,758	12.3%	58,648	10.0%	66,542	11.2%

Gross profit %
Product %	10.2%		8.9%		8.3%
Service %	15.6%		12.2%		16.2%

Operating expenses:
Selling, general and administrative	74,995	13.3%	68,362	11.6%	54,871	9.2%
Depreciation and amortization	4,086	0.7%	4,687	0.8%	4,894	0.8%
Goodwill and intangible asset impairment	711	0.1%	98,314	16.7%	3,472	0.6%
Total operating expenses	79,792	14.1%	171,363	29.2%	63,237	10.6%

Income (loss) from operations	(10,034)	-1.8%	(112,715)	-19.2%	3,305	0.6%

Other income (expense):
Interest income	231	0.0%	908	0.2%	582	0.1%
Interest expense	(1,062)	-0.2%	(1,091)	-0.2%	(1,757)	-0.3%
Other expense	(166)	0.0%	-	0.0%	-	0.0%
Other income (expense), net	(997)	-0.2%	(183)	0.0%	(1,175)	-0.2%

Income (loss) before income tax	(11,031)	-2.0%	(112,898)	-19.2%	2,130	0.4%
Income tax expense	2,125	0.4%	1,417	0.2%	987	0.2%

Net income (loss)	$(13,156)	-2.4%	$(114,315)	-19.5%	$1,143	0.2%

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

Gross Profit :  Gross profit was $69.8 million in fiscal 2008, compared to $58.6 million in fiscal 2007. Gross profit margin, as a percentage of revenue, was 12.3% in fiscal 2008, compared to 10.0% in fiscal 2007.

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

Operating Expenses:   Total operating expenses were $79.8 million in fiscal 2008, compared to $171.4 million in fiscal 2007, a decrease of $91.6 million. The decrease is primarily the result of the following:

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

Income (Loss) from Operations:   Loss from operations decreased $102.7 million, to a loss of $10.0 million in fiscal 2008 from a loss of $112.7 million in fiscal 2007. The decrease in loss from operations is the result of the increase in gross profit and decrease in operating expenses, as described above.

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

Income Taxes:   Income tax expense was $2.1 million in fiscal 2008, compared to $1.4 million for fiscal 2007.  Income tax expense was principally due to permanent differences associated with goodwill impairment charges during fiscal 2007, and $6.6 million and $15.8 million increases in the non-cash tax valuation reserves in fiscal 2008 and fiscal 2007, respectively, due to the uncertainty of future utilization of the deferred tax assets.

Net Income (Loss):   Net loss was $13.2 million in fiscal 2008, compared to $114.3 million in fiscal 2007.  The decrease in net loss is a result of the factors described above.

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

Gross Profit :  Gross profit was $58.6 million in fiscal 2007, compared to $66.5 million in fiscal 2006. Gross profit, as a percentage of revenue, was 10.0% in fiscal 2007, compared to 11.2% in fiscal 2006.

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

Operating Expenses:   Total operating expenses were $171.4 million in fiscal 2007, compared to $63.2 million in fiscal 2006, an increase of $108.2 million. The increase is the result of the following:

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

Income (Loss) from Operations:   Income from operations decreased $116.0 million, to a loss of $112.7 million in fiscal 2007 from income of $3.3 million in fiscal 2006. The decrease in income from operations was primarily the result of increase in operating expenses for fiscal 2007, as described above.

Other income (expense):   Fiscal 2007 had net interest expense of $0.2 million compared to net interest expense of $1.2 million during fiscal 2006. This decrease in net interest expense was a result of decreased borrowings under the Company’s credit facility and an increase in interest earned due to cash on hand.

Income Taxes:   Income tax was $1.4 million in fiscal 2007, compared to $1.0 million for fiscal 2006.  The Company’s effective income tax rate in fiscal 2007 was 1.3%.  For fiscal 2006, the effective income tax rate was 46.3%. This fluctuation was principally related to permanent differences associated with goodwill impairment charges discussed above and $15.8 million of non-cash tax valuation reserves established in the fourth quarter of fiscal 2007, due to the uncertainty of future utilization of the deferred tax assets.

Net Income (Loss):   Net loss was $114.3 million in fiscal 2007, compared to net income of $1.1 million in fiscal 2006.  The change was a result of the factors described above.

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

As of January 5, 2009 and 2008, there was no balance outstanding under the Credit Facility other than the floor plan financing liability.  At January 5, 2009 and January 5, 2008, the amounts available under the Credit Facility were $50.2 million and $56.6 million, respectively. Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid.  As of January 5, 2009, the adjusted LIBOR rate was 2.96%.  The credit facility is collateralized by substantially all the assets of Pomeroy, except those assets that collateralize certain other financing arrangements.  Under the terms of the credit facility, the Company is subject to various financial covenants. As of January 5, 2009 Pomeroy was not in compliance with these financial covenants due to the $5.0 million current liability for aged trade credits. Pomeroy has obtained a waiver from GECDF.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of Pomeroy IT Solutions, Inc (the “Company”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Our management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in the evaluation. Based on the evaluation, management concluded that as of the end of the period covered by this report, due to the material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules. Despite the control weaknesses described below, management has taken subsequent actions to ensure that the financial statements reported in this Form 10-K/A for the fiscal year ended January 5, 2009, fairly present, in all material respects, the consolidated financial condition and results of operations of the Company for the fiscal years presented.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 5, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework .

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

In addition, on July 31, 2009, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s financial statements and related audit reports thereon in the Company’s most recently filed Annual Report on Form 10-K for the year ended  January 5, 2009 and the interim financial statements in the Quarterly Report on Form 10-Q for the quarter ended April 5, 2009 should no longer be relied upon.

Following an internal review, we identified errors in the Company’s historical accounting treatment since 1991 of certain aged trade credits created in the ordinary course of business. The errors relate primarily to the recognition in the Company’s income statement of certain aged trade credits affecting accounts receivable, accounts payable and selling, general and administrative expenses.

The aggregate liability recorded to the Company’s consolidated balance sheets, with a corresponding reduction to stockholders’ equity, as a result of this restatement approximates $5.0 million as of January 5, 2009 and 2008, and $3.0 million in the consolidated balance sheets for prior periods presented within this Annual Report on Form 10-K/A.  For the year ended January 5, 2008, the aggregate effect on both pre-tax income (loss) and net income (loss) was a $2.1 million increase to the previously-reported net loss. Basic and diluted loss per common share increased from $(9.10) to $(9.27) for the year ended January 5, 2008. The impact on the Company’s earnings for all other periods presented within this Annual Report on Form 10-K/A was not material and, therefore, the Company’s consolidated statements of operations and consolidated statements of cash flows have not been restated for any of these periods except for the year ended January 5, 2008.

As noted above, management had previously concluded that internal controls over financial reporting were ineffective as of January 5, 2009.  After evaluating the nature of the above error and the resulting restatement, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that an additional material weakness as discussed below existed in the Company’s internal controls over financial reporting at January 5, 2009.

The identified material weakness in our internal control over financial reporting related to the proper disposition, reconciliation, monitoring and consequent accounting of aged trade credits, specifically as follows:

1.	The Company did not have an adequate understanding of its unclaimed property obligations and utilized unsupported assumptions regarding trade credits.
2.	Policies and procedures were not adequate to timely determine the proper disposition of all overpayments and duplicate payments received from clients.
3.
Policies and procedures were not adequate to timely reconcile and determine the proper disposition of credit memos issued to clients in exchange for returned products, billing errors and other customer service reasons.

4.	Policies and procedures were not adequate to timely determine the proper disposition of outstanding un-cashed client and personnel disbursements.

Pomeroy management has taken action to remediate this material weakness described above, including identification of the following remediation plan:

1.
Discontinuing the practice of taking certain aged trade credits into the income statement unless the Company is released from its obligation or it is determined that there is an error (such that no credit or other obligation in fact exists).

2.	Policies and procedures have been implemented to research and properly dispose of client credit balances or un-cashed disbursements.
3.	System enhancements will be identified and implemented to strengthen control procedures including the automation of issuance of credit memos and statements to clients.
4.	A comprehensive unclaimed property reporting methodology will be implemented to timely and accurately comply with applicable state laws.

Pomeroy management will assign the highest priority to the Company’s remediation efforts, with the goal of remediating the material weaknesses by the end of 2009. However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the implemented controls, no assurance can be given as to the timing of achievement of remediation.

As of January 5, 2009, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to include, and the annual report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting in this Annual Report on Form 10-K/A.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

2008 Form
10-K/A Page
1.	Financial Statements:

	Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets,
	January 5, 2009 and January 5, 2008	F-2 to F-3

For each of the three fiscal years in
the period ended January 5, 2009:

	Consolidated Statements of Operations	F-4

	Consolidated Statements of Equity	F-5

	Consolidated Statements of Cash Flow	F-6

	Notes to Consolidated Financial Statements	F-7 to F-26

2.	Financial Statement Schedule None

Filed Herewith
or
Incorporated
3.	Exhibits		by Reference to:

	3(i)(a)1	Certificate of Incorporation of Pomeroy Computer Resources, dated February, 1992	Exhibit 3(i)(a)(1) of Company’s Form 10-Q filed August 11, 2000

	3(i)(a)2	Certificate of Amendment to Certificate of Incorporation, dated July 1997	Exhibit 3(i)(a)(2) of Company’s Form 10-Q filed August 11, 2000

	3(i)(a)3	Certificate of Designations of Series A Junior Participating Preferred Stock of Pomeroy Computer Resources, Inc. February 1998	Exhibit 3(i)(a)(3) of Company’s Form 10-Q filed August 11, 2000

	3(i)(a)4	Certificate of Amendment to Certificate of Incorporation, dated August 2000	Exhibit 3(i)(a)(4) of Company’s Form 10-Q filed August 11, 2000

3(i)(a)5	Certificate of Amendment to Certificate of Incorporation for Pomeroy Computer Resources, Inc., dated June 19, 2003	Exhibit 3(I)(a)5 of Company’s Form 10-Q filed August 19, 2003

(3)(i)(a)6	Certificate of Amendment to Certificate of Incorporation for Pomeroy Computer Resources Sales Company, Inc., dated June 19, 2003	Exhibit 3(I)(a)6 of Company’s Form 10-Q filed August 19, 2003

3(ii)	Bylaws of the Company as amended on January 24, 2008	Exhibit 3(ii) of Company’s Form 10-Q filed on May 15, 2008

10(i)	Material Agreements

(a)	Agreement for Wholesale Financing (Security Agreement) between IBM Credit Corporation and the Company dated April 2, 1992	Exhibit 10(i)(b)(1) of Company's Form 10-K filed April 7, 1994

(b)	Addendum to Agreement for Wholesale Financing between IBM Credit Corporation and the Company dated July 7, 1993	Exhibit 10(i)(b)(2) of Company's Form 10-K filed April 7, 1994

(c)	IBM Agreement for authorized Dealers and Industry Remarketers with the Company, dated September 3, 1991	Company's Form S-1 filed February 14, 1992

(d)	Schedule of Substantially	Exhibit 10(i)(e)(2) of
	Identical IBM Agreements for Authorized Dealers And Industry Remarketers	Company's Form S-1 filed February 14, 1992

(e)	Asset purchase agreement by, between and among Pomeroy Select Integration Solutions, Inc. and Verity Solutions, LLC and John R. Blackburn, dated August 30, 2002	Exhibit 10(I)(mm)(10) of Company’s Form 10-Q filed November 14, 2002

(f)	Covenant not to compete agreement between John R. Blackburn and Pomeroy Select Integration Solutions, Inc.	Exhibit 10(I)(mm)(11) of the Company’s Form 10-Q filed November 14, 2002

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

Dated: August 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

By: /s/ Richard S. Press	August 24, 2009
Richard S. Press, Chairman, Director

By: /s/ Christopher C. Froman	August 24, 2009
Christopher C. Froman, President and Chief Executive Officer

By: /s/ David G. Boucher	August 24, 2009
David G. Boucher, Director

By: /s/ Ronald E. Krieg	August 24, 2009
Ronald E. Krieg, Director

By: /s/ Michael A. Ruffolo	August 24, 2009
Michael A. Ruffolo, Director

By: /s/ Jonathan Starr	August 24, 2009
Jonathan Starr, Director

By: /s/ Debra E. Tibey	August 24, 2009
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pomeroy IT Solutions, Inc. at January 5, 2009 and 2008 and the results of its operations and its cash flows for the three years in the period ended January 5, 2009 , in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 2 to the consolidated financial statements, effective January 6, 2007 the company changed its method of accounting for uncertain tax position to conform to FIN 48, “accounting for Uncertainty in Income Taxes.”

As discussed in Note 1, the Company has restated its financial statements to correct errors in the consolidated financial statements as of January 5, 2009 and 2008 and for the year ended January 5, 2008, related to the Company’s historical accounting treatment since 1991 of certain aged trade credits in the ordinary course of business.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 20, 2009, except for Note 1 which is as of August __, 2009

POMEROY   IT SOLUTIONS, INC ..
CONSOLIDATED BALANCE SHEETS

(in thousands)	January 5,	January 5,
	2009	2008
	(As Restated)	(As Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$30,787	$13,282
Certificates of deposit	1,142	1,113

Accounts receivable:
Trade, less allowance of $3,233 and $3,522, respectively	89,654	140,167
Vendor, less allowance of $293 and $562, respectively	1,299	11,352
Net investment in leases	74	756
Other	622	1,288
Total receivables	91,649	153,563

Inventories	7,890	15,811
Other	3,861	10,196
Total current assets	135,329	193,965

Equipment and leasehold improvements:
Furniture, fixtures and equipment	14,040	15,180
Leasehold Improvements	5,055	7,262
Total	19,095	22,442

Less accumulated depreciation	12,748	12,645
Net equipment and leasehold improvements	6,347	9,797

Intangible assets, net	752	2,017
Other assets	559	805
Total assets	$142,987	$206,584

See accompanying notes to consolidated financial statements.

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	January 5,	January 5,
	2009	2008
	(As Restated)	(As Restated)
LIABILITIES AND EQUITY

Current Liabilities:
Floor plan financing	$11,709	$25,949
Accounts payable - trade	30,774	57,395
Deferred revenue	1,557	1,949
Employee compensation and benefits	7,081	10,248
Accrued facility closing cost and severance	1,149	1,678
Other current liabilities	23,772	20,475
Total current liabilities	76,042	117,694

Accrued facility closing cost and severance, net of current portion	-	1,056

Equity:
Preferred stock, $.01 par value; authorized 2,000 shares, (no shares issued or outstanding)	-	-
Common stock, $.01 par value; authorized 20,000 shares, (13,693 and 13,513 shares issued, respectively)	142	140
Paid in capital	93,858	91,399
Accumulated other comprehensive income	13	20
Retained earnings (accumulated deficit)	(3,889)	9,267
	90,124	100,826

Less treasury stock, at cost (4,340 and 1,323 shares, respectively)	23,179	12,992
Total equity	66,945	87,834
Total liabilities and equity	$142,987	$206,584

See accompanying notes to consolidated financial statements.

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	Fiscal Years Ended
	January 5,	January 5,	January 5,
	2009	2008	2007
		(As Restated)
Net revenues:
Product	$340,003	$386,605	$373,232
Service	225,827	200,302	219,749
Total net revenues	565,830	586,907	592,981

Cost of revenues:
Product	305,442	352,356	342,302
Service	190,630	175,903	184,137
Total cost of revenues	496,072	528,259	526,439

Gross profit	69,758	58,648	66,542

Operating expenses:
Selling, general and administrative	74,995	68,362	54,871
Depreciation and amortization	4,086	4,687	4,894
Goodwill and intangible asset impairment	711	98,314	3,472
Total operating expenses	79,792	171,363	63,237

Income (loss) from operations	(10,034)	(112,715)	3,305

Other income (expense):
Interest income	231	908	582
Interest expense	(1,062)	(1,091)	(1,757)
Other	(166)	-	-
Other income (expense), net	(997)	(183)	(1,175)

Income (loss) before income tax	(11,031)	(112,898)	2,130
Income tax expense	2,125	1,417	987
Net income (loss)	$(13,156)	$(114,315)	$1,143

Weighted average shares outstanding:
Basic	11,680	12,331	12,570
Diluted (1)	11,680	12,331	12,659

Earnings (loss) per common share:
Basic	$(1.13)	$(9.27)	$0.09
Diluted (1)	$(1.13)	$(9.27)	$0.09

(1) Dilutive loss per common share for the years ended January 5, 2009 and January 5, 2008 would have been anti-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options and unearned restricted shares.

See accompanying notes to consolidated financial statements.

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(As Restated)

(Dollars in thousands)				Retained		Accumulated
				Earnings		Other
	Common	Paid-in	Unearned	(Accumulated	Treasury	Comprehensive	Total	Comprehensive
	Stock	Capital	Compensation	Deficit)	Stock	Income (Loss)	Equity	Income (Loss)

Balances at January 5, 2006	$135	$89,126	$(1,198)	$122,670	$(9,122)	$24	$201,635
Net income				1,143			1,143	1,143
Cumulative translation adjustment						(9)	(9)	(9)
Treasury stock purchased					(2,475)		(2,475)
Reclassification of unearned compensation		(1,198)	1,198				-
Restricted stock issued	1	(1)					-
Stock options exercised and related tax benefit	1	190					191
46,100 common shares issued for employee stock purchase plan		304					304
Equity compensation expense		1,571					1,571
Comprehensive income								$1,134

Balances at January 5, 2007 as reported	137	89,992	-	123,813	(11,597)	15	202,360
Adjustment to initially apply FIN 48, Accounting for Uncertainty in Income Taxes				(231)			(231)
Adjusted balance at January 6, 2007	137	89,992	-	123,582	(11,597)	15	202,129
Net loss				(114,315)			(114,315)	(114,315)
Cumulative translation adjustment						5	5	5
Treasury stock purchased					(1,395)		(1,395)
Restricted stock issued	2	(2)					-
Stock options exercised and related tax benefit		109					109
48,949 common shares issued for employee stock purchase plan	1	312					313
Equity compensation expense		988					988
Comprehensive loss								$(114,310)

Balances at January 5, 2008	140	91,399	-	9,267	(12,992)	20	87,834
Net loss				(13,156)			(13,156)	(13,156)
Cumulative translation adjustment						(7)	(7)	(7)
Treasury stock purchased					(10,187)		(10,187)
Restricted stock issued	1	(1)					-
67,149 common shares issued for employee stock purchase plan	1	313					314
Equity compensation expense		2,147					2,147
Comprehensive loss								$(13,163)

Balances at January 5, 2009	$142	$93,858	$-	$(3,889)	$(23,179)	$13	$66,945

See accompanying notes to consolidated financial statements.

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Fiscal Years Ended January 5
	2009	2008	2007
		(As Restated)
Cash Flows from Operating Activities:
Net income (loss)	$(13,156)	$(114,315)	$1,143
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation and amortization	4,180	5,018	4,926
Stock option, restricted stock compensation and employee purchase plan expense	2,147	988	1,571
Goodwill and intangible asset impairment	711	98,314	3,472
Provision for doubtful accounts	1,150	3,528	1,690
Amortization of unearned income	(6)	(34)	(66)
Deferred income taxes	2,013	1,256	153
Loss on disposal of fixed assets	-	128	287
Impairment related to abandonment of software	2,506	1,825	-
Changes in working capital accounts:
Accounts receivable	60,083	(7,647)	(8,215)
Inventories	7,921	463	(2,609)
Other current assets	4,323	1,269	1,818
Net investment in leases	688	908	1,417
Accounts payable trade	(26,621)	(735)	25,260
Deferred revenue	(391)	(655)	(840)
Other, net	(1,205)	4,630	(2,383)
Net operating activities	44,343	(5,059)	27,624
Cash Flows used in Investing Activities:
Capital expenditures	(2,716)	(3,572)	(2,261)
Proceeds from sale of fixed assets	-	2	-
Proceeds from redemption of certificate of deposits	-	2,164	2,682
Purchases of certificate of deposits	-	(2,201)	(129)
Payment for covenant not-to-compete	-	-	(285)
Acquisitions of businesses	-	-	(738)
Net investing activities	(2,716)	(3,607)	(731)
Cash Flows from (used in) Financing Activities:
Net increase (reduction) in floor plan financing	(14,240)	9,353	2,477
Net payments of short-term borrowings	-	-	(15,304)
Proceeds from exercise of stock options	-	96	174
Excess tax benefit related to exercise of stock options	-	13	16
Purchase of treasury stock	(10,187)	(1,395)	(2,475)
Proceeds from issuance of common shares for employee stock purchase plan	313	313	304
Net financing activities	(24,114)	8,380	(14,808)
Effect of exchange rate changes on cash and cash equivalents	(8)	6	(9)
(Decrease) increase in cash and cash equivalents	17,505	(280)	12,076
Cash and cash equivalents:
Beginning of year	13,282	13,562	1,486
End of year	$30,787	$13,282	$13,562

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

This Form 10-K/A amends our previously filed Form 10-K for the year ended January 5, 2009 to correct errors in the consolidated financial statements as of and for the years ended January 5, 2009, 2008 and 2007 related to the Company’s historical accounting treatment since 1991 of certain aged trade credits created in the ordinary course of business. The errors relate primarily to the recognition in the Company’s income statement of certain aged trade credits affecting accounts receivable, accounts payable and selling, general and administrative expenses.

Following an internal review, we identified errors in the Company’s historical accounting treatment since 1991 of certain aged trade credits created in the ordinary course of business. The errors relate primarily to the recognition in the Company’s income statement of certain aged trade credits affecting accounts receivable, accounts payable and selling, general and administrative expenses.

The following information discloses the impact of these corrections on the consolidated balance sheets as of January 5, 2009 and 2008:

(in thousands, except per share data)	January 5, 2009
	As Previously		As
	Reported	Adjustment	Restated

Other current liabilities	$18,839	$4,933	$23,772
Retained earnings (accumulated deficit)	$1,044	$(4,933)	$(3,889)

	January 5, 2008
	As Previously		As
	Reported	Adjustment	Restated

Other current liabilities	$15,542	$4,933	$20,475
Retained earnings (accumulated deficit)	$14,200	$(4,933)	$9,267

The correction of these errors also resulted in a decrease to retained earnings of $2,851 as of January 5, 2007. This cumulative adjustment did not have a material impact on the statement of operations for any individual year prior to fiscal 2006.

The correction of these errors did not have an impact on the consolidated statements of operations for the fiscal years ended January 5, 2009 and January 5, 2007. The following information discloses the impact of these corrections on the consolidated statement of operations for the fiscal year ended January 5, 2008:

(in thousands, except per share data)	Fiscal 2007
	As Previously		As
	Reported	Adjustment	Restated
Net revenues:
Product	$386,605	$-	$386,605
Service	200,302	-	200,302
Total net revenues	586,907	-	586,907

Cost of revenues:
Product	352,356	-	352,356
Service	175,903	-	175,903
Total cost of revenues	528,259	-	528,259

Gross profit	58,648	-	58,648

Operating expenses:
Selling, general and administrative	66,280	2,082	68,362
Depreciation and amortization	4,687	-	4,687
Goodwill and intangible asset impairment	98,314	-	98,314
Total operating expenses	169,281	2,082	171,363

Income (loss) from operations	(110,633)	(2,082)	(112,715)

Other income (expense):
Interest income	908	-	908
Interest expense	(1,091)	-	(1,091)
Other income (expense), net	(183)	-	(183)

Income (loss) before income tax	(110,816)	(2,082)	(114,315)
Income tax expense	1,417	-	1,417
Net income (loss)	$(112,233)	$(2,082)	$(114,315)

Weighted average shares outstanding:
Basic	12,331	-	12,331
Diluted (1)	12,331	-	12,331

Earnings (loss) per common share:
Basic	$(9.10)	$(0.17)	$(9.27)
Diluted (1)	$(9.10)	$(0.17)	$(9.27)

The correction of these errors did not have an impact on total cash flows from operating, investing, or financing activities in the consolidated statements of cash flows for the fiscal years ended January 5, 2009, 2008 and 2007.

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

The following is a reconciliation of the number of common shares used in the basic and diluted EPS computations:

	Fiscal Years
	2008		2007		2006
			(As Restated)
		Per Share		Per Share			Per Share
	Shares	Amount	Shares	Amount	Shares		Amount
Basic EPS	11,680	$(1.13)	12,331	$(9.27)	12,570		$0.09
Effect of dilutive stock options and unvested restricted shares	-	- *	-	- *	89	*	-
Diluted EPS	11,680	$(1.13)	12,331	$(9.27)	12,659		$0.09

*For fiscal 2008 and 2007, common stock equivalents of 1,621 and 323, respectively, have been excluded from the calculation of diluted EPS as the impact would be anti-dilutive.

Use of Estimates in Financial Statements - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Accounting estimates in these financial statements include allowances for trade accounts receivable and vendor accounts receivable, unclaimed property liabilities, deferred tax valuation allowances and estimates related to assessing the impairment of long-lived assets and goodwill. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

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

As of January 5, 2009 and 2008, there was no balance outstanding under the Credit Facility other than the floor plan financing liability.  At January 5, 2009 and January 5, 2008, the amounts available under the Credit Facility were $50.2 million and $56.6 million, respectively. Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid.  As of January 5, 2009, the adjusted LIBOR rate was 2.96%.  The credit facility is collateralized by substantially all the assets of Pomeroy, except those assets that collateralize certain other financing arrangements.  Under the terms of the credit facility, the Company is subject to various financial covenants. As of January 5, 2009 Pomeroy was not in compliance with these financial covenants due to the $5.0 million current liability for aged trade credits. Pomeroy has obtained a waiver from GECDF.

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

The provision for income taxes consists of the following:

(in thousands)	Fiscal Years
	2008	2007	2006
Current:
Federal	$(76)	$131	$709
State	188	30	125
Total current	112	161	834

Deferred:
Federal	2,005	1,121	130
State	8	135	23
Total deferred	2,013	1,256	153

Total income tax provision	$2,125	$1,417	$987

The approximate tax effect of the temporary differences giving rise to the Company’s deferred income tax assets (liabilities) are:

(in thousands)	Fiscal Years
	2008	2007

Deferred Tax Assets:
Receivables allowances	$1,358	$1,573
Deferred compensation	82	177
Intangibles	7,302	8,227
Non-compete agreements	470	457
Restructuring charges	442	1,053
Federal and state net operating losses	10,255	9,729
Accrued expenses	4,267	319
Other	1,910	1,348
Total deferred tax assets	26,086	22,883

Deferred Tax Liabilities:
Depreciation	(2,009)	(3,298)
Other	(121)	(257)
Total deferred tax liabilities	(2,130)	(3,555)

Net deferred tax assets before Valuation Reserve	23,956	19,328

Valuation reserve	(22,416)	(15,775)

Net deferred tax assets	$1,540	$3,553

As of January 5, 2009 and 2008, the Company’s net current deferred tax assets of $1.5 million and $3.6 million, respectively, are included in other current assets on the balance sheet.

The Company has $4.1 million of net deferred tax assets, primarily related to the tax effect of federal and state net operating loss carryforwards and restructuring charges, in connection with the acquisition of ARC in July 2004.  The Company’s ability to use the federal and state net operating loss carryforwards of ARC to reduce its future taxable income is subject to limitations under Section 382 of the Internal Revenue Code associated with acquired federal and state net operating loss carryforwards.  The federal net operating loss carryforwards of ARC aggregate to $11 million as of January 5, 2009, $7 million which will expire in 2023, and $4 million which will expire in 2024.  In addition, the Company has net operating losses of approximately $15 million that were generated by tax losses in 2007 and 2008, which are not subject to any limitations and will expire in 2028.

The Company has recorded a valuation allowance of $22.4 million and $15.8 million as of January 5, 2009 and 2008, respectively, due to the uncertainty of future utilization of the deferred tax assets.

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

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year as of January 5, 2009, including the lease with the related party, are as follows :

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

11.	As of January 5, 2009 and 2008, the other current liabilities consisted of the following:

(in thousands)
Other current liabilities	Fiscal 2008	Fiscal 2007
	(As Restated)	(As Restated)
Deferred revenue	$1,404	$2,491
Due subcontractors	$793	$3,631
Loss contracts accrual	$-	$2,093
Legal fees accrual	$179	$1,437
Accrued loss on operating lease	$6,217	$-
SUTA taxes	$1,700	$-
FIN 48 liability	$1,708	$1,675
Unclaimed property liability	$4,933	$4,933
Other accruals	$6,838	$4,216
Total other current liabilities	$23,772	$20,475

12.	Concentrations

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

14.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)	Fiscal Years
	2008	2007	2006

Interest paid	$977	$1,091	$1,757

Income taxes paid (refunded), net	$(3,251)	$40	$33

15.	Treasury Stock

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

16.	Stockholders’ Equity and Stock Option Plans

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

As discussed in Note 1, the financial statements have been restated due to errors in the Company’s historical accounting treatment since 1991 of certain aged trade credits created in the ordinary course of business. The correction of these errors did not impact previously reported net income (loss) for the year ended January 5, 2009, or the quarterly periods therein.  The correction of these errors resulted in restatement of net income (loss) for the year and quarterly periods ended January 5, 2008, as described below. Summarized quarterly financial data for fiscal 2008 and 2007 is as follows:

Fiscal 2008:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$145,169	$154,993	$145,207	$120,461
Gross profit	$15,676	$19,543	$18,297	$16,242
Net income (loss)	$(4,202)	$1,490	$1,818	$(12,262)
Comprehensive income (loss)	$(4,210)	$1,516	$1,804	$(12,273)
Earnings (loss) per common share:
Basic	$(0.35)	$0.12	$0.15	$(1.15)
Diluted	$(0.35)	$0.12	$0.15	$(1.15)

Fiscal 2007:
	First Quarter
	As Previously Reported	Adjustments	As Restated
Net revenues	$141,993	$-	$141,993
Gross profit	$16,855	$-	$16,855
Net income (loss)	$1,825	$6	$1,831
Comprehensive income (loss)	$1,743	$6	$1,749
Earnings (loss) per common share:
Basic	$0.15	$-	$0.15
Diluted	$0.14	$0.01	$0.15

Fiscal 2007:
	Second Quarter
	As Previously Reported	Adjustments	As Restated
Net revenues	$138,261	$-	$138,261
Gross profit	$15,843	$-	$15,843
Net income (loss)	$(853)	$(653)	$(1,506)
Comprehensive income (loss)	$(850)	$(653)	$(1,503)
Earnings (loss) per common share:
Basic	$(0.07)	$(0.05)	$(0.12)
Diluted	$(0.07)	$(0.05)	$(0.12)

Fiscal 2007:
	Third Quarter
	As Previously Reported	Adjustments	As Restated
Net revenues	$144,392	$-	$144,392
Gross profit	$14,944	$-	$14,944
Net income (loss)	$(91,794)	$(1,397)	$(93,191)
Comprehensive income (loss)	$(91,791)	$(1,397)	$(93,188)
Earnings (loss) per common share:
Basic	$(7.44)	$(0.12)	$(7.56)
Diluted	$(7.44)	$(0.12)	$(7.56)

`Fiscal 2007:
	Fourth Quarter
	As Previously Reported	Adjustments	As Restated
Net revenues	$162,261	$-	$162,261
Gross profit	$11,006	$-	$11,006
Net income (loss)	$(21,411)	$(38)	$(21,449)
Comprehensive income (loss)	$(21,330)	$(38)	$(21,368)
Earnings (loss) per common share:
Basic	$(1.74)	$-	$(1.74)
Diluted	$(1.74)	$-	$(1.74)

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