Form 10-Q/A
period 2009-04-05
POMEROY IT SOLUTIONS INC
filed 2009-08-24
CIK 883979

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on May  18, 2009 (the “Original Filing”) to reflect the restatement of our consolidated financial statements for the quarter ended April 5, 2009. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Quarterly Report on Form 10-Q/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

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

The aggregate liability recorded to the Company’s consolidated balance sheets, with a corresponding reduction to stockholders’ equity, as a result of this restatement approximates $5.0 million as of April 5, 2009.  The correction of these errors had no impact on the Company’s consolidated statement of operations, consolidated statement of comprehensive income (loss) or consolidated statement of cash flows for the quarters ended April 5, 2009 or 2008.

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

See Note 1 to the Company’s consolidated financial statements for additional discussion.

For the convenience of the reader, we have included all Parts of the Original Filing; however, only the following Items and sections of this Form 10-Q/A have been amended to reflect the restatement:

Part I

Item 1.    Financial Statements

Item 4.    Controls and Procedures

POMEROY IT SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANACIAL STATEMENTS

POMEROY   IT SOLUTIONS, INC ..
CONSOLIDATED BALANCE SHEETS
( UNAUDITED)

(in thousands)
	April 5,	January 5,
	2009	2009
	(As Restated)	(As Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$39,161	$30,787
Certificates of deposit	1,152	1,142

Accounts receivable:
Trade, less allowance of $3,335 and $3,233, respectively	60,767	89,654
Vendor, less allowance of $293 and $293, respectively	1,432	1,299
Net investment in leases	55	74
Other	531	622
Total receivables	62,785	91,649

Inventories	6,380	7,890
Other	4,134	3,861
Total current assets	113,612	135,329

Equipment and leasehold improvements:
Furniture, fixtures and equipment	13,971	14,040
Leasehold Improvements	5,293	5,055
Total	19,264	19,095

Less accumulated depreciation	13,390	12,748
Net equipment and leasehold improvements	5,874	6,347

Intangible assets, net	680	752
Other assets	462	559
Total assets	$120,628	$142,987

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
( UNAUDITED)

(in thousands)
	April 5,	January 5,
	2009	2009
	(As Restated)	(As Restated)
LIABILITIES AND EQUITY

Current Liabilities:
Floor plan financing	$7,412	$11,709
Accounts payable - trade	16,582	30,774
Deferred revenue	1,713	1,557
Employee compensation and benefits	5,054	7,081
Accrued facility closing cost and severance	762	1,149
Other current liabilities	22,483	23,772
Total current liabilities	54,006	76,042

Equity:
Preferred stock, $.01 par value; authorized 2,000 shares, (no shares issued or outstanding)	-	-
Common stock, $.01 par value; authorized 20,000 shares, (13,724 and 13,693 shares issued, respectively)	144	142
Paid in capital	94,304	93,858
Accumulated other comprehensive income	18	13
Accumulated deficit	(4,480)	(3,889)
	89,986	90,124
Less treasury stock, at cost (4,395 and 4,340 shares, respectively)	23,364	23,179
Total equity	66,622	66,945
Total liabilities and equity	$120,628	$142,987

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
( UNAUDITED)

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
( UNAUDITED)

(in thousands)
	Three Months Ended
	April 5,	April 5,
	2009	2008

Net loss	$(592)	$(4,202)

Other comprehensive income (loss):
Foreign currency translation adjustment	5	(8)

Comprehensive income (loss)	$(587)	$(4,210)

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Three Months Ended
	April 5, 2009	April 5, 2008
Cash Flows from (used in) Operating Activities:
Net loss	(592)	(4,202)
Adjustments to reconcile net loss to net cash flows from (used in) operating activities:
Depreciation and amortization	715	1,250
Stock option, restricted stock compensation and employee purchase plan expense	364	755
Provision for doubtful accounts	66	300
Amortization of unearned income	-	(2)
(Gain) loss on disposal of fixed assets	-	(2)
Changes in working capital accounts:
Accounts receivable	28,778	18,775
Inventories	1,510	259
Other current assets	(273)	(390)
Net investment in leases	19	336
Accounts payable trade	(14,192)	(15,163)
Deferred revenue	155	144
Employee compensation and benefits	(2,026)	(3,811)
Other, net	(1,585)	(2,539)
Net operating activities	12,939	(4,290)
Cash Flows used in Investing Activities:
Capital expenditures	(172)	(1,244)
Net investing activities	(172)	(1,244)
Cash Flows from (used in) Financing Activities:
Increase in short-term debt, net	-	6,919
Net reduction in floor plan financing	(4,297)	(11,760)
Purchase of treasury stock	(185)	(1,413)
Proceeds from issuance of common shares for employee stock purchase plan	84	172
Net financing activities	(4,398)	(6,082)
Effect of exchange rate changes on cash and cash equivalents	5	(8)
Increase (decrease) in cash and cash equivalents	8,374	(11,624)
Cash and cash equivalents:
Beginning of period	30,787	13,282
End of period	$39,161	$1,658

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Restatement of Consolidated Balance Sheets

This Form 10-Q/A amends our previously filed Form 10-Q for the quarter ended April 5, 2009 to correct errors in the consolidated balance sheets as of April 5, 2009 and January 5, 2009. Following an internal review, we identified errors in the Company’s historical accounting treatment since 1991 of certain aged trade credits created in the ordinary course of business. The errors relate primarily to the recognition in the Company’s income statement of certain aged trade credits affecting accounts receivable, accounts payable and selling, general and administrative expenses.

The following information discloses the impact of these corrections on the consolidated balance sheets as of April 5, 2009 and January 5, 2009:

(in thousands, except per share data)	April 5, 2009
	As Previously		As
	Reported	Adjustment	Restated

Other current liabilities	$17,550	$4,933	$22,483
Retained earnings (accumulated deficit)	$453	$(4,933)	$(4,480)

(in thousands, except per share data)	January 5, 2009
	As Previously		As
	Reported	Adjustment	Restated

Other current liabilities	$18,839	$4,933	$23,772
Retained earnings (accumulated deficit)	$1,044	$(4,933)	$(3,889)

The correction of these errors had no impact on the Company’s consolidated statement of operations, consolidated statement of comprehensive income (loss) or consolidated statement of cash flows for the quarters ended April 5, 2009 and 2008.

2.	Basis of Presentation

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

3.	Recent Accounting Pronouncements

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

4.	Borrowing Arrangements

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

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of April 5, 2009 and January 5, 2009, there was no balance outstanding under the Credit Facility other than the floor plan financing liability.  At April 5, 2009 and January 5, 2009, the amounts available under the Credit Facility were $29.9 million and $50.2 million, respectively. Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid.  As of April 5, 2009, the adjusted LIBOR rate was 3.01%.  The credit facility is collateralized by substantially all the assets of Pomeroy, except those assets that collateralize certain other financing arrangements.  Under the terms of the credit facility, the Company is subject to various financial covenants. As of April 5, 2009, Pomeroy was not in compliance with these financial covenants due to the $5.0 million cumulative current liability for aged trade credits, and has obtained a waiver from GECDF.

5.	Stock-Based Compensation

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

7.	Treasury Stock

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

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)
	Three Months Ended April 5,
	2009	2008

Interest paid	$149	$351

Income taxes paid	$23	$9

9.	Contingencies

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

As of April 5, 2009, the restructuring and severance charge accrual, consisted of the following:

(in thousands)
	Severance	Facilities	Total
Liability balance at January 5, 2009	$78	$1,071	$1,149
Cash payments	(91)	(397)	(488)
Charges accrued	101	-	101
Liability balance at April 5, 2009	$88	$674	$762

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Income Taxes

For the three months ended April 5, 2009 and 2008, the Company had no income tax expense or income tax benefit. For the three months ended April 5, 2009 and 2008, the Company increased its tax valuation allowance by $200 thousand and $1.6 million, respectively. The tax valuation allowance totaled $22.6 million at April 5, 2009. The tax valuation allowance is due to the future uncertainty of the Company’s ability to utilize its deferred tax assets.  For the three months ended April 5, 2009 and 2008, these adjustments to the tax valuation allowance offset what would have been an income tax benefit.  The effective income tax rate would have been 33.9% and 37.5% for the three month periods ended April 5, 2009 and 2008, respectively, prior to the recording of the tax valuation reserves.

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

(in millions)

Service Revenue:	For the Three Months Ended April 5,
	2009	2008
Technical Staffing Services	$7.6	$32.5
Infrastructure Services	28.7	31.2
Total Service Revenue	$36.3	$63.7

Service Cost of Revenues:	For the Three Months Ended April 5,
	2009	2008
Technical Staffing Services	$6.4	$29.9
Infrastructure Services	22.5	26.5
Total Service Cost of Revenues	$28.9	$56.4

Service Gross Profit:	For the Three Months Ended April 5,
	2009	2008
Technical Staffing Services	$1.2	$2.6
Infrastructure Services	6.2	4.7
Total Service Gross Profit	$7.4	$7.3

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Subsequent Event

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

Gross Profit :  Gross profit was $13.0 million in the first quarter of fiscal 2009, compared to $15.7 million in the first quarter of fiscal 2008. Gross profit margin, as a percentage of revenue, was 14.5% in the first quarter of fiscal 2009, compared to 10.8% in the first quarter of fiscal 2008.

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

As of April 5, 2009 and January 5, 2009, there was no balance outstanding under the Credit Facility other than the floor plan financing liability.  At April 5, 2009 and January 5, 2009, the amounts available under the Credit Facility were $29.9 million and $50.2 million, respectively. Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid.  As of April 5, 2009, the adjusted LIBOR rate was 3.01%.  The credit facility is collateralized by substantially all the assets of Pomeroy, except those assets that collateralize certain other financing arrangements.  Under the terms of the credit facility, the Company is subject to various financial covenants. As of April 5, 2009, Pomeroy was not in compliance with these financial covenants due to the $5.0 million cumulative current liability for aged trade credits, and has obtained a waiver from GECDF.

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

The aggregate liability recorded to the Company’s consolidated balance sheets approximates $5.0 million as of April 5, 2009.  The Company expects that the final settlement of this liability may take several months or possibly years as the Company remediates these credits with customers and vendors. The Company anticipates that the liability may ultimately be settled for less than $5.0 million. However, the Company cannot provide any assurance that the final settlement will be materially lower.

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

Item 4-Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures over financial reporting designed to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that such disclosure controls and procedures were not effective, as of April 5, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q/A) due to the material weakness discussed below.

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

The aggregate liability recorded to the Company’s consolidated balance sheets, with a corresponding reduction to stockholders’ equity, as a result of this restatement approximates $5.0 million as of April 5, 2009 and January 5, 2009.  The correction of these errors did not impact the Company’s consolidated statements of operations, consolidated statements of cash flows or consolidated statements of cash flows for any period presented within this Quarterly Report on Form 10-Q/A.

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

Item 1A-Risk Factors

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-K/A for the fiscal year ended January 5, 2009.

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

				The maximum
			Total number of	amount
	Total		shares purchased	that may yet be
	number of	Average price	as part of	purchased under
	shares	paid	publicly announced	the plan (2)
Period	purchased	per share ($)(1)	plan (2)	($) (thousands)

January 6, 2009 - February 5, 2009	27,032	$3.21	27,032	$1,976

February 6, 2009 - March 5, 2009	9,936	$3.43	9,936	$1,942

March 6, 2009 - April 5, 2009	18,836	$3.42	18,836	$1,878

	2,711,959	$2.99	2,711,959	$1,878

(1)      Average price includes transaction costs.

(2)      All shares were repurchased pursuant to the repurchase program described above.

Item 3-Defaults Upon Senior Securities

None

PART II - OTHER INFORMATION

Item 4-Submission of Matters to a Vote of Security Holders

None.

Item 5-Other Information

(a)	Information Required to be Disclosed on Form 8-K that has not been reported .

None.

(b)	Material Changes to the Procedures by Which Shareholders May Recommend Nominees to the Board of Directors.

None.

(c)	Other Information

None.

PART II - OTHER INFORMATION

Item 6-Exhibits

(a)	Exhibits

3(i)(a)1	Certification of Incorporation of Pomeroy Computer Resources, dated February, 1992 (incorporated by reference to Exhibit 3(i)(a)1 of the Company’s Form 10-Q filed August 11, 2000)

3(i)(a)2	Certificate of Amendment to Certificate of Incorporation, dated July 1997 (incorporated by reference to Exhibit 3(i)(a)2 of the Company’s Form 10-Q filed August 11, 2000)

3(i)(a)4	Certificate of Amendment to Certificate of Incorporation, dated August 2000 (incorporated by reference to Exhibit 3(i)(a)4 of the Company’s Form 10-Q filed August 11, 2000)

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

POMEROY IT SOLUTIONS, INC.
(Registrant)

Date: August 24, 2009	By: /s/ Craig J. Propst
Craig J. Propst
Senior Vice President, Treasurer and Chief
Financial Officer