Form 10-Q
period 2009-07-05
POMEROY IT SOLUTIONS INC
filed 2009-08-24
CIK 883979

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2009
OR

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

YES ☐  NO ☒

The number of shares of common stock outstanding as of August 5, 2009 was 9,322,036.

POMEROY IT SOLUTIONS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands)
	July 5,	January 5,
	2009	2009
ASSETS

Current Assets:
Cash and cash equivalents	$38,065	$30,787
Certificates of deposit	1,159	1,142

Accounts receivable:
Trade, less allowance of $3,096 and $3,233, respectively	68,054	89,654
Vendor, less allowance of $318 and $293, respectively	1,875	1,299
Net investment in leases	34	74
Other	327	622
Total receivables	70,290	91,649

Inventories	8,809	7,890
Other	4,231	3,861
Total current assets	122,554	135,329

Equipment and leasehold improvements:
Furniture, fixtures and equipment	14,564	14,040
Leasehold Improvements	5,370	5,055
Total	19,934	19,095

Less accumulated depreciation	14,012	12,748
Net equipment and leasehold improvements	5,922	6,347

Intangible assets, net	620	752
Other assets	454	559
Total assets	$129,550	$142,987

(The accompanying notes are an integral part of the financial statements.)

  POMEROY IT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands)
	July 5,	January 5,
	2009	2009
LIABILITIES AND EQUITY

Current Liabilities:
Floor plan financing	$17,899	$11,709
Accounts payable - trade	20,694	30,774
Deferred revenue	1,648	1,557
Employee compensation and benefits	7,072	7,081
Accrued facility closing cost and severance	339	1,149
Other current liabilities	15,045	23,772
Total current liabilities	62,697	76,042

Equity:
Preferred stock, $.01 par value; authorized 2,000 shares, (no shares issued or outstanding)	-	-
Common stock, $.01 par value; authorized 20,000 shares, (13,724 and 13,693 shares issued, respectively)	143	142
Paid in capital	94,252	93,858
Accumulated other comprehensive income	4	13
Accumulated deficit	(4,156)	(3,889)
	90,243	90,124
Less treasury stock, at cost (4,402 and 4,340 shares, respectively)	23,390	23,179
Total equity	66,853	66,945
Total liabilities and equity	$129,550	$142,987

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share data)	Three Months Ended
	July 5,	July 5,
	2009	2008

Net revenues:
Product	$65,483	$92,678
Service	35,317	62,315
Total net revenues	100,800	154,993

Cost of revenues:
Product	59,232	83,243
Service	26,907	52,207
Total cost of revenues	86,139	135,450

Gross profit	14,661	19,543

Operating expenses:
Selling, general and administrative	13,708	16,630
Depreciation and amortization	671	1,218
Total operating expenses	14,379	17,848

Income from operations	282	1,695

Other income (expense):
Interest income	122	42
Interest expense	(111)	(247)
Other	31	-
Other income (expense), net	42	(205)

Income before income tax	324	1,490
Income tax expense	-	-
Net income	$324	$1,490

Weighted average shares outstanding:
Basic	9,760	12,343
Diluted	9,760	12,343

Earnings per common share:
Basic	$0.03	$0.12
Diluted	$0.03	$0.12

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended
	July 5,	July 5,
	2009	2008

Net income	$324	$1,490

Other comprehensive income (loss):
Foreign currency translation adjustment	(14)	26

Comprehensive income	$310	$1,516

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
        (UNAUDITED)

(in thousands, except per share data)	Six Months Ended
	July 5,	July 5,
	2009	2008

Net revenues:
Product	$118,644	$174,155
Service	71,616	126,007
Total net revenues	190,260	300,162

Cost of revenues:
Product	106,876	156,314
Service	55,763	108,629
Total cost of revenues	162,639	264,943

Gross profit	27,621	35,219

Operating expenses:
Selling, general and administrative	26,479	35,026
Depreciation and amortization	1,374	2,434
Total operating expenses	27,853	37,460

Loss from operations	(232)	(2,241)

Other income (expense):
Interest income	208	127
Interest expense	(271)	(598)
Other	27	-
Other expense, net	(36)	(471)

Loss before income tax	(268)	(2,712)
Income tax expense	-	-
Net loss	$(268)	$(2,712)

Weighted average shares outstanding:
Basic	9,339	12,027
Diluted (1)	9,339	12,027

Earnings per common share:
Basic	$(0.03)	$(0.23)
Diluted (1)	$(0.03)	$(0.23)

(1)
Diluted loss per common share for the six month periods ending July 5, 2009 and 2008 would have been anti-dilutive if the number of weighted average shares outstanding were adjusted to reflect the dilutive effect of outstanding stock options and unvested restricted shares.

 (The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(in thousands)	Six Months Ended
	July 5,	July 5,
	2009	2008

Net loss	$(268)	$(2,712)

Other comprehensive income (loss):
Foreign currency translation adjustment	(9)	18

Comprehensive income (loss)	$(277)	$(2,694)

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)
	Six Months Ended
	July 5, 2009	July 5, 2008
Cash Flows from (used in) Operating Activities:
Net loss	(268)	(2,712)
Adjustments to reconcile net loss to net cash flows from (used in) operating activities:
Depreciation and amortization	1,397	2,499
Stock option, restricted stock compensation and employee purchase plan expense	311	1,237
Provision for doubtful accounts	67	600
Amortization of unearned income	-	(4)
Changes in working capital accounts:
Accounts receivable	21,252	4,678
Inventories	(919)	146
Other current assets	(370)	3,462
Net investment in leases	40	424
Accounts payable trade	(10,080)	(668)
Deferred revenue	91	(291)
Other, net	(9,430)	(2,398)
Net operating activities	2,091	6,973
Cash Flows used in Investing Activities:
Capital expenditures	(867)	(2,386)
Net investing activities	(867)	(2,386)
Cash Flows from (used in) Financing Activities:
Net increase (reduction) in floor plan financing	6,190	(6,631)
Purchase of treasury stock	(211)	(2,270)
Proceeds from issuance of common shares for employee stock purchase plan	84	172
Net financing activities	6,063	(8,729)
Effect of exchange rate changes on cash and cash equivalents	(9)	18
Increase (decrease) in cash and cash equivalents	7,278	(4,124)
Cash and cash equivalents:
Beginning of period	30,787	13,282
End of period	$38,065	$9,158

(The accompanying notes are an integral part of the financial statements.)

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements of Pomeroy IT Solutions, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.   Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made. The Company has evaluated subsequent events through August 24, 2009, which is the date the financial statements were issued. The results of operations for the three and six month periods ended July 5, 2009 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending January 5, 2010.

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

2.	Pending Merger

On May 19, 2009, the Company entered into an agreement and plan of merger (“Merger Agreement”) with Hebron LLC (“Parent”), Desert Mountain Acquisition Co. (“Desert”), a wholly-owned subsidiary of Parent, and with respect to only certain sections of the Merger Agreement, David B. Pomeroy, II.  Parent and Desert are affiliates of Mr. Pomeroy, who is a Director of the Company and its largest stockholder. The Agreement was amended on June 8, 2009 and June 20, 2009.  Pursuant to the Merger Agreement, as amended, Desert will merge with and into the Company (with the Company continuing as the surviving corporation), the Company will become a wholly-owned subsidiary of Parent, and each outstanding share of the Company’s common stock will be converted into the right to receive $6.00 in cash. The Merger Agreement, as amended, also provides that if the Company terminates the Merger Agreement to accept an acquisition proposal by another party, the Company would be required to pay a termination fee of up to $2.1 million to Parent.

The transaction, which is subject to shareholder approval, is expected to close in the fourth quarter of fiscal 2009.

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

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends SFAS 141(R) related to the accounting for assets and liabilities arising from contingencies in a business combination. The FSP requires that an asset or a liability arising from a contingency in a business combination be recognized at fair value if fair value can be reasonably determined and provides guidance on how to make that determination. If the fair value of an asset or liability cannot be reasonably determined, the FSP requires that an asset or liability be recognized at the amount that would be recognized in accordance with SFAS 5, “Accounting for Contingencies”, and FASB Interpretation 14, “Reasonable Estimation of the Amount of a Loss”, for liabilities and an amount using similar criteria for assets. The FSP is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. There was no material impact to the Company’s consolidated financial position, results of operations, or cash flows as a result of the adoption of SFAS 141(R)-1.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  FSP EITF 03-6-1 concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to SFAS 128, “Earnings per Share”, when computing basic and diluted EPS. The Company adopted FSP EITF 03-6-1 effective January 6, 2009. Upon adoption, the Company is required to adjust all prior period EPS data on a retrospective basis to conform with the provisions of this FSP. Due to net losses incurred for the six month period ended July 5, 2008, for the nine month period ended October 5, 2008 and for the years ended January 5, 2009 and 2008, the Company’s previously-reported basic and diluted weighted average shares outstanding, and earnings (loss) per share, for these periods are not affected by the adoption of this Statement.  For the three month period ended July 5, 2008, basic weighted average shares outstanding is adjusted from 11,946 to 12,343 with no impact on previously-reported basic earnings per share. No adjustment is necessary for diluted weighted average shares outstanding and diluted earnings per share for the three month period ended July 5, 2008. For the three month period ended October 5, 2008, basic and diluted weighted average shares outstanding are adjusted from 11,994 and 12,217, respectively, to 12,370 and 12,370, respectively, with no impact on previously-reported basic and diluted earnings per share. See additional discussion in Note 7 to the consolidated financial statements.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the second quarter of fiscal 2009, in accordance with the effective date. See “Basis of Presentation” above.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009 subject to certain restrictions. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles, superseding existing accounting literature. While not intended to change U.S. GAAP, the Codification significantly changes the way in which accounting literature is organized. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced in the Company’s consolidated financial statements.

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

The maximum available borrowings under the Credit Facility total $80.0 million for inventory financing and the revolving loan. The Credit Facility permitted distributions up to a maximum of $18 million for the period June 25, 2008 through June 25, 2009 only if specified criteria were met.  The term distribution is defined in the Credit Facility and included dividends, acquisitions of outstanding stock, reinvestment of debt securities and compensation to a shareholder in excess of normal compensation including performance bonuses. The agreement provides for a termination fee of up to $250 thousand to be paid by the Company in the event the Company terminates the agreement prior to the maturity date of the revolving loan commitment.  The Credit Facility was most recently amended on June 24, 2009, which extended its maturity date to October 30, 2009 and set forth the financial covenants for the periods subsequent to June 25, 2009.

A significant part of the Company’s inventories are financed by floor plan arrangements with third parties. At July 5, 2009 and January 5, 2009, these lines of credit totaled $88.0 million, including $80.0 million with GE Commercial Distribution Finance (“GECDF”) and $8.0 million with IBM Credit Corporation (“ICC”). Borrowings under the GECDF floor plan arrangements are made on 30 day notes. Borrowings under the ICC floor plan arrangement are made on 15 day notes. All such borrowings are secured by the related inventory. The Company classifies amounts outstanding under the floor plan arrangements as floor plan financing liability which is a current liability in the consolidated balance sheets. Payments made under floor plan arrangements are classified as financing activities in the consolidated statements of cash flows. Outstanding amounts under the floor plan financing arrangements totaled $17.9 million at July 5, 2009 and $11.7 million at January 5, 2009. Interest was imputed on these borrowings at a rate of 6.0% per annum for the three and six month periods ended July 5, 2009 and 2008. Related interest expense totaled $63 thousand and $164 thousand for the respective three and six month periods ended July 5, 2009, and $128 and $324 thousand for the respective three and six month periods ended July 5, 2008.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of July 5, 2009 and January 5, 2009, there was no balance outstanding under the Credit Facility other than the floor plan financing liability.  At July 5, 2009 and January 5, 2009, the amounts available under the Credit Facility were $31.1 million and $50.2 million, respectively. Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid.  As of July 5, 2009, the adjusted LIBOR rate was 2.81%.  The credit facility is collateralized by substantially all the assets of Pomeroy, except those assets that collateralize certain other financing arrangements.  Under the terms of the credit facility, the Company is subject to various financial covenants. As of July 5, 2009, Pomeroy was in compliance with these financial covenants.

The Company’s credit facility expires October 30, 2009. The Company intends to negotiate a new credit facility with terms sufficient for its financing needs and does not anticipate any problems securing a new credit facility before October 30, 2009. However, if the Company is unable to negotiate a new credit facility, it could adversely affect the Company’s ability to operate.

5.	Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, certificates of deposit, and accounts receivable, as well as obligations under accounts payable, floor plan financing arrangements and the Company’s credit facility. The estimated fair values of the Company’s short-term financial instruments, including cash and cash equivalents, certificates of deposit, receivables, payables and floor plan financing arrangements arising in the ordinary course of business approximate their carrying amounts due to the relatively short period of time between origination and realization. The carrying amount of outstanding borrowings under the credit facility approximates fair value because the interest rates fluctuate with market interest rates

6.	Stock-Based Compensation

Restricted Common Stock Awards

During the six months ended July 5, 2009, the Company awarded 211,884 shares of restricted common stock, which vest over a 4-year period.  Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of the grant, and the total value of the award is recognized as expense ratably over the vesting period. Total compensation expense recognized for unvested shares was $11 thousand and $228 thousand for the three months ended July 5, 2009 and 2008, respectively. Total compensation expense recognized for unvested shares was $146 thousand and $720 thousand for the six months ended July 5, 2009 and 2008, respectively.  During the quarter ended July 5, 2009, forfeiture adjustments resulted in a reversal of previously-recognized expense totaling $161 thousand. As of July 5, 2009, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $2.9 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

	Shares	Weighted average fair value at grant date
Restricted common stock outstanding January 5, 2009	348,397	$7.13
Granted	158,404	3.55
Vested	-	-
Forfeitures	(80,000)	7.61
Restricted common stock outstanding April 5, 2009	426,801	5.57
Granted	53,480	4.79
Vested	-	-
Forfeitures	(21,721)	5.90
Restricted common stock outstanding July 5, 2009	458,560	$5.59

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Option Awards

For the three months ended July 5, 2009, the Company did not grant any stock option awards to employees. For the six months ended July 5, 2009, the Company granted 293,072 stock option awards to employees.  The fair values range from $1.64 to $1.65, based upon the following assumptions:  underlying exercise price ranging from $3.50 to $3.61; expected life ranging from 3.5 to 4.5 years; volatility ranging from 58.92% to 61.38%; risk-free interest rates ranging from 1.12% to 1.41%; and dividend yield of 0.00%.

For the three months ended July 5, 2009 and 2008, the Company recognized approximately $(84) and $222 thousand, respectively, in expense related to stock options. For the six months ended July 5, 2009 and 2008, the Company recognized approximately $125 thousand and $454 thousand, respectively, in expense related to stock options.  During the quarter ended July 5, 2009, forfeiture adjustments resulted in a reversal of previously-recognized expense totaling $210 thousand. The approximate unamortized stock option compensation as of July 5, 2009, which will be recorded as expense in future periods, is $587 thousand. The weighted average time over which this expense will be recorded is approximately 2.2 years.

Employee Stock Purchase Plan

For the three months ended July 5, 2009 and 2008, the Company recognized approximately $20 thousand and $32 thousand, respectively, in expense related to the employee stock purchase plan being compensatory under FAS 123R. For the six months ended July 5, 2009 and 2008, the Company recognized approximately $40 thousand and $63 thousand, respectively, in expense related to the employee stock purchase plan.

7.	Earnings per Common Share

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

(in thousands, except per share data)

	Three Months Ended July 5,
	2009		2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic EPS	9,760	$0.03	12,343	$0.12
Effect of dilutive stock options and unvested restricted shares	-	-	-	-
Diluted EPS	9,760	$0.03	12,343	$0.12

	Six Months Ended July 5,
	2009			2008
			Per Share			Per Share
	Shares		Amount	Shares		Amount
Basic EPS	9,339		$(0.03)	12,027		$(0.23)
Effect of dilutive stock options and unvested restricted shares	-	*	- *	-	*	-
Diluted EPS	9,339		$(0.03)	12,027		$(0.23)

*Not presented herein since effect on loss per common share is anti-dilutive for the six months ended July 5, 2009 and 2008.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective January 6, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  As a result of the adoption of FSP EITF 03-6-1, non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to SFAS 128, “Earnings per Share”, when computing basic and diluted EPS.  Losses are only allocable to participating securities if the holder has a contractual obligation to share in the losses of the Company as further defined in EITF 03-6-1, “Participating Securities and the Two-Class Method under FASB Statement No. 128.”  The Company’s restricted stock awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in losses of the Company.  Accordingly, during periods of net income unvested restricted shares are included in the determination of both basic and diluted earnings per share.  During periods of net loss, these shares are excluded from both basic and diluted earnings per share.

For the three month periods ended July 5, 2009 and 2008, a total of 436,000 and 397,000 unvested restricted share awards, respectively, were included in the basic EPS calculation.  For the six month periods ended July 5, 2009 and 2008, a total of 459,000 and 409,000 unvested share awards, respectively, were excluded from the basic and diluted EPS calculation due to net losses incurred for these periods. For the three and six month periods ended July 5, 2009, 1,011,000 and 1,310,000 stock options, respectively, were excluded from the diluted EPS calculations as their effect would have been anti-dilutive. For the six month period ended July 5, 2008, 1,474,000 stock options were excluded from the diluted EPS calculations as their effect would have been anti-dilutive.

8.	Treasury Stock

On November 14, 2008, the Company announced that the Board of Directors of the Company had authorized a program to repurchase up to $5.0 million of its outstanding common stock.  On November 19, 2008, the Board of Directors of the Company authorized a $5.0 million increase in its stock repurchase program, therefore authorizing the Company to purchase up to $10.0 million of its outstanding common stock under the program.  All stock repurchases are to be made through open market purchases, block purchases or privately negotiated transactions as deemed appropriate by the Company within a period of one year from the date of the first purchase under the program.  The Company has no obligation to repurchase shares under the program, and the timing, manner and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company intends to utilize available working capital to fund the stock repurchase program. The acquired shares will be held in treasury or cancelled.  During fiscal 2008, the Company purchased 2,656,155 shares at a total cost of $7.9 million under this program.  During the six month period ended July 5, 2009, the Company purchased an additional 62,705 shares at a total cost of $211 thousand under this program.

9.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

(in thousands)	Six Months Ended July 5,
	2009	2008

Interest paid	$252	$548

Income taxes paid (refunded)	$82	$(3,045)

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Contingencies

The Company is party to various negotiations, customer bankruptcies and legal proceedings in the normal course of business.  Management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

As discussed in Note 2, the Company entered into a Merger Agreement with Hebron LLC (“Parent”), Desert Mountain Acquisition Co. (“Desert”), a wholly-owned subsidiary of Parent, and with respect to only certain sections of the Merger Agreement, David B. Pomeroy, II. The Merger Agreement provides that Desert will merge with and into the Company, with the Company continuing as the surviving corporation. The Merger Agreement, as amended, provides that if the Company terminates the Merger Agreement to accept an acquisition proposal by another party, the Company would be required to pay a termination fee of up to $2.1 million to Parent.

The Company is party to change in control bonus agreements with executive officers of the Company whereby the Company may be required to pay a bonus equal to each executive officer’s base annual salary upon change in control prior to December 31, 2009. Furthermore, the agreements provide that bonuses are payable in certain circumstances if a termination of employment occurs prior to a change in control and in certain circumstances if a change in control occurs after December 31, 2009.

On May 22, 2009, a purported class action complaint was filed in the Commonwealth of Kentucky Boone Circuit Court by Kenneth Hanninen, an alleged Pomeroy stockholder, on behalf of himself and all others similarly situated, against the Company and each of its current directors as of the filing date: David G. Boucher, Keith R. Coogan, Ronald E. Krieg, David B. Pomeroy, II, Richard S. Press, Michael A. Ruffolo, Jonathan Starr and Debra Tibey.  Hebron LLC and Desert Mountain Acquisition Co., affiliates of Mr. Pomeroy, were also named as defendants in the lawsuit.  The complaint alleges, among other things, that the directors of the Company are in breach of their fiduciary duties to stockholders in connection with the Company’s entry into an agreement and plan of merger dated May 19, 2009 (the “Agreement”), with Hebron LLC, Desert Mountain Acquisition Co., and, with respect to certain sections of the merger agreement only, David B. Pomeroy, II.  The complaint seeks, among other things, injunctive relief to enjoin the Company and its directors from consummating the transaction contemplated under the Agreement, along with attorneys’ fees and costs.  The Company and its directors believe that the allegations in the complaint are without merit and intend to vigorously defend against the claims and causes of action asserted in this legal matter.

11.  Restructuring and Severance Charges

During the three month period ended July 5, 2008, the Company recorded charges of $308 thousand for severance related to the realignment of the Company’s operations. No severance charges related to a restructuring plan were recorded during the three month period ended July 5, 2009. During the six month periods ended July 5, 2009 and 2008, the Company recorded charges of $101 thousand and $889 thousand, respectively, for severance related to the realignment of the Company’s operations. As of July 5, 2009, all accrued severance charges have been paid.

As of July 5, 2009, facility-related restructuring liabilities totaled $339 thousand, consisting primarily of the remaining liability recorded in fiscal 2004 in connection with the ARC acquisition for certain duplicative leased facilities. The outstanding balance as of July 5, 2009 will be paid out in fiscal 2009.

The expenses associated with restructuring and severance charges are recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations.

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of July 5, 2009, the restructuring and severance charge accrual, consisted of the following:

(in thousands)	Severance	Facilities	Total
Liability balance at January 5, 2009	$78	$1,071	$1,149
Cash payments	(91)	(397)	(488)
Charges accrued	101	-	101
Liability balance at April 5, 2009	88	674	762
Charges accrued	-	-	-
Cash payments	(88)	(335)	(423)
Liability balance at July 5, 2009	$-	$339	$339

12.   Income Taxes

For the three and six months ended July 5, 2009 and 2008, the Company had no income tax expense or income tax benefit. For the three months ended July 5, 2009 and 2008, the Company decreased its tax valuation allowance by $93 thousand and $647 thousand. For the six months ended July 5, 2009 and 2008, the Company increased its tax valuation allowance by $107 thousand and $931 thousand, respectively. The tax valuation allowance totaled $22.5 million at July 5, 2009. The tax valuation allowance is due to the future uncertainty of the Company’s ability to utilize its deferred tax assets.  For the six months ended July 5, 2009 and 2008, these adjustments to the tax valuation allowance offset what would have been an income tax benefit.  The effective income tax rate would have been 40.0% and 34.3% for the six month periods ended July 5, 2009 and 2008, respectively, prior to the recording of the tax valuation reserves.

As of July 5, 2009 there have been no material changes in the Company’s uncertain tax positions disclosures as provided in note 7 of the 2008 Annual Report on Form 10-K.

The Company includes interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.  As of July 5, 2009, the Company had accrued $815 thousand for payment of such interest.

The Company and its subsidiaries file income tax returns in various tax jurisdictions, including the United States and several U.S. states. The Company has substantially concluded all U.S. Federal and State income tax matters for years up to and including 2006.

13.  Segment Information

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

POMEROY IT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)
	For the Three		For the Six
Service Revenue:	Months Ended July 5,		Months Ended July 5,
	2009	2008	2009	2008
Technical Staffing Services	$7.3	$31.6	$14.9	$64.1
Infrastructure Services	28.0	30.7	56.7	61.9
Total Service Revenue	$35.3	$62.3	$71.6	$126.0

	For the Three		For the Six
Service Cost of Revenues:	Months Ended July 5,		Months Ended July 5,
	2009	2008	2009	2008
Technical Staffing Services	$5.9	$28.0	$12.3	$57.9
Infrastructure Services	21.0	24.2	43.5	50.7
Total Service Cost of Revenues	$26.9	$52.2	$55.8	$108.6

	For the Three		For the Six
Service Gross Profit:	Months Ended July 5,		Months Ended July 5,
	2009	2008	2009	2008
Technical Staffing Services	$1.4	$3.6	$2.6	$6.2
Infrastructure Services	7.0	6.5	13.2	11.2
Total Service Gross Profit	$8.4	$10.1	$15.8	$17.4

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

       Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations

        RESULTS OF OPERATIONS
The following table sets forth for the periods presented information derived from our consolidated statements of operations expressed as a percentage of net product and service revenues:

(in thousands)	For the Three Months Ended July 5,				For the Six Months Ended July 5,
	2009	% of Revenues	2008	% of Revenues	2009	% of Revenues	2008	% of Revenues

Net revenues:
Product	$65,483	65.0%	$92,678	59.8%	$118,644	62.4%	$174,155	58.0%
Service	35,317	35.0%	62,315	40.2%	71,616	37.6%	126,007	42.0%
Total net revenues	100,800	100.0%	154,993	100.0%	190,260	100.0%	300,162	100.0%

Gross profit
Product	6,251	6.2%	9,435	6.1%	11,768	6.2%	17,841	5.9%
Service	8,410	8.3%	10,108	6.5%	15,853	8.3%	17,378	5.8%
Total gross profit	14,661	14.5%	19,543	12.6%	27,621	14.5%	35,219	11.7%

Gross profit %
Product %	9.5%		10.2%		9.9%		10.2%
Service %	23.8%		16.2%		22.1%		13.8%

Operating expenses:
Selling, general and administrative	13,708	13.6%	16,630	10.7%	26,479	13.9%	35,026	11.7%
Depreciation and amortization	671	0.7%	1,218	0.8%	1,374	0.7%	2,434	0.8%
Total operating expenses	14,379	14.3%	17,848	11.5%	27,853	14.6%	37,460	12.5%

Income (loss) from operations	282	0.2%	1,695	1.1%	(232)	-0.1%	(2,241)	-0.8%

Other income (expense):
Interest income	122	0.1%	42	0.0%	208	0.1%	127	0.0%
Interest expense	(111)	-0.1%	(247)	-0.2%	(271)	-0.1%	(598)	-0.2%
Other	31	0.0%	-	0.0%	27	0.0%	-	0.0%
Other income (expense), net	42	0.0%	(205)	-0.2%	(36)	0.0%	(471)	-0.2%

Income (loss) before income tax	324	0.2%	1,490	0.9%	(268)	-0.1%	(2,712)	-1.0%
Income tax expense	-	0.0%	-	0.0%	-	0.0%	-	0.0%

Net income (loss)	$324	0.2%	$1,490	0.9%	$(268)	-0.1%	$(2,712)	-1.0%

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2009 versus Second Quarter 2008

Total Net Revenues:  Total net revenues decreased $54.2 million or 35.0% in the second quarter of fiscal 2009, compared to the second quarter of fiscal 2008. For the second quarters of fiscal 2009 and fiscal 2008, the net revenues were $100.8 million and $155.0 million, respectively.

Product revenues were $65.5 million in the second quarter of fiscal 2009, a decrease of $27.2 million or 29.3% from the second quarter of fiscal 2008. The decrease in revenue was primarily generated by a reduction in capital expenditures of large customers within the Financial, Health Care and Retail markets.  Many of these expenditures were previously approved in the current year budgets of our customers but were delayed due to ongoing economic uncertainty.

Service revenues were $35.3 million in the second quarter of fiscal 2009, a decrease of $27.0 million or 43.3% from the second quarter of fiscal 2008. The Company groups services sales into Technical Staffing and Infrastructure Services. Technical Staffing Services support clients’ project requirements, ensures regulatory and customer compliance requirements and fulfills interim and permanent staffing requirements of the staffing projects.  Infrastructure Services help clients optimize the various elements of distributed computing environments.  Encompassing the complete IT lifecycle, these services include desktop and mobile computing, server and network environments.

	(in millions)
	Quarter ended July 5,
	2009	2008
Service Revenue
Technical Staffing	$7.3	$31.6
Infrastructure Services	28.0	30.7
Total Service Revenue	$35.3	$62.3

Technical Staffing revenue decreased $24.3 million, or 76.9%, in the second quarter of fiscal 2009. In June 2008, the Company elected not to renew a technical services contract with a major customer because the proposed terms would have been unprofitable for the Company. As a result of the loss of this business, we expect a decline of approximately $80 million in technical staffing revenue for the full year in fiscal 2009. Technical Staffing revenue accounted for approximately 20.7% of total service revenues in the second quarter of fiscal 2009 compared to 50.7% in the second quarter of fiscal 2008.

Infrastructure Service revenues decreased $2.7 million, or 8.8%, in the second quarter of fiscal 2009, primarily due to a decline in short-term project engagements and a loss contract which was exited at the end of the second quarter of fiscal 2008.  Infrastructure Service revenues accounted for approximately 79.3% of total service revenues in the second quarter of fiscal 2009 compared to 49.3% in the second quarter of fiscal 2008.

Gross Profit:  Gross profit was $14.7 million in the second quarter of fiscal 2009, compared to $19.5 million in the second quarter of fiscal 2008. Gross profit margin, as a percentage of revenue, was 14.5% in the second quarter of fiscal 2009, compared to 12.6% in the second quarter of fiscal 2008.

Product gross profit was $6.3 million in the second quarter of fiscal 2009, compared to $9.4 million in the second quarter of fiscal 2008. Product gross profit margin as a percentage of product revenues decreased to 9.5% in the second quarter of fiscal 2009, compared to 10.2% in the second quarter of fiscal 2008 as a result of transactions at lower gross profit margins in order to retain or gain market share.

Service gross profit was $8.4 million in the second quarter of fiscal 2009, compared to $10.1 million in the second quarter of fiscal 2008.  Service gross profit margins were 23.8% in the second quarter of fiscal 2009, compared to 16.2% in the second quarter of fiscal 2008.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	(in millions)
	Quarter ended July 5,
	2009	2008
Service Gross Profit
Technical Staffing	$1.4	$3.6
Infrastructure Services	7.0	6.5
Total Service Gross Profit	$8.4	$10.1

Gross profit from Technical Staffing Services was $1.4 million for the second quarter of fiscal 2009, compared to $3.6 million for the second quarter of fiscal 2008.  Gross profit margin increased to 18.7% in the second quarter of fiscal 2009 from 11.5% in the second quarter of fiscal 2008.  The decrease in gross profit dollars and increase in gross margin is primarily the result of the non-renewal of the technical services contract with a major customer in June 2008 which would have been unprofitable for the Company. We expect a decline in technical staffing gross profit of approximately $6.4 million for the full year in fiscal 2009.

Gross profit from Infrastructure Services was $7.0 million for the second quarter of fiscal 2009 compared to $6.5 million for the second quarter of fiscal 2008.  Gross profit margin increased to 25.2% in the second quarter of fiscal 2009 from 21.1% in the second quarter of fiscal 2008.  The increase in gross profit margin is the result of cost reductions in the second and third quarters of fiscal 2008 resulting in improved utilization and productivity of technical resources.

Operating Expenses:  Total operating expenses were $14.4 million in the second quarter of fiscal 2009, compared to $17.8 million in the second quarter of fiscal 2008, a decrease of $3.4 million or 19.4%. The decrease is primarily the result of the following:

•
Payroll and payroll related expenses decreased approximately $1.9 million in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 due to changes the company made in order to right-size the business as a result of the overall decline in revenues.

•	Selling expenses were reduced by $1.3 million in the second quarter of fiscal 2009 as a result of decreased revenues.
•	Depreciation expense decreased $0.5 million in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 due to a significant asset being fully depreciated.
•	The provision for bad debts decreased $0.3 million in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.

The decreases in operating expenses described above were partially offset by a $0.6 million increase in professional fees in the second quarter of fiscal 2009 associated with the proposed merger related activities.

Income from Operations:  Income from operations decreased $1.4 million, to $0.3 million in the second quarter of fiscal 2009 from $1.7 million in the second quarter of fiscal 2008. The decrease in income from operations is the result of the decrease in revenues and gross profit, offset by the decrease in operating expenses, as described above.

Other income (expense):  Net other income (expense) was income of $42 thousand in the second quarter of fiscal 2009 compared to expense of $0.2 million during the second quarter of fiscal 2008. The decrease in net other expense is primarily the result of a $0.1 million decrease in interest expense for outstanding borrowings under the Company’s credit facility during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. The decrease in interest expense resulted from the timing of payments of accounts payable and payroll, as well as a lower outstanding floor plan liability during the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.

Income Taxes:  For the second quarters of fiscal 2009 and fiscal 2008, the Company had no income tax expense or benefit.  During the second quarters of fiscal 2009 and 2008, the Company decreased its tax valuation allowance by $0.1 million and $0.6 million, respectively, as a result of generating net income for these periods.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income:  Net income was $0.3 million in the second quarter of fiscal 2009, compared to $1.5 million in the second quarter of fiscal 2008.  The decrease in net income is a result of the factors described above.

July 5, 2009 YTD versus July 5, 2008 YTD

Total Net Revenues:  Total net revenues decreased $109.9 million or 36.6% in the first six months of fiscal 2009, compared to the first six months of fiscal 2008. For the first six months of fiscal 2009 and fiscal 2008, the net revenues were $190.3 million and $300.2 million, respectively.

Product revenues were $118.7 million in the first six months of fiscal 2009, a decrease of $55.5 million or 31.9% from the first six months of fiscal 2008. The decrease in revenue was primarily generated by a reduction in capital expenditures of large customers within the Financial, Manufacturing, Health Care and Retail markets.  Many of these expenditures were previously approved in the current year budgets of our customers but were delayed due to ongoing economic uncertainty.

Service revenues were $71.6 million in the first six months of fiscal 2009, a decrease of $54.4 million or 43.2% from the first six months of fiscal 2008. The Company groups services sales into Technical Staffing and Infrastructure Services. Technical Staffing Services support clients’ project requirements, ensures regulatory and customer compliance requirements and fulfills interim and permanent staffing requirements of the staffing projects.  Infrastructure Services help clients optimize the various elements of distributed computing environments.  Encompassing the complete IT lifecycle, these services include desktop and mobile computing, server and network environments.

	(in millions)
	Six months ended July 5,
	2009	2008
Service Revenue
Technical Staffing	$14.9	$64.1
Infrastructure Services	56.7	61.9
Total Service Revenue	$71.6	$126.0

Technical Staffing revenue decreased $49.2 million, or 76.8%, in the first six months of fiscal 2009. In June 2008, the Company elected not to renew a technical services contract with a major customer because the proposed terms would have been unprofitable for the Company. As a result of the loss of this business, we expect a decline of approximately $80 million in technical staffing revenue for the full year in fiscal 2009. Technical Staffing revenue accounted for approximately 20.8% of total service revenues in the first six months of fiscal 2009 compared to 50.8% in the first six months of fiscal 2008.

Infrastructure Service revenues decreased $5.2 million, or 8.5%, in the first six months of fiscal 2009, primarily due to a decline in short-term project engagements and a loss contract which was exited at the end of the second quarter of fiscal 2008.  Infrastructure Service revenues accounted for approximately 79.2% of total service revenues in the first six months of fiscal 2009 compared to 49.2% in the first six months of fiscal 2008.

Gross Profit:  Gross profit was $27.6 million in the first six months of fiscal 2009, compared to $35.2 million in the first six months of fiscal 2008. Gross profit margin, as a percentage of revenue, was 14.5% in the first six months of fiscal 2009, compared to 11.7% in the first six months of fiscal 2008.

Product gross profit was $11.8 million in the first six months of fiscal 2009, compared to $17.8 million in the first six months of fiscal 2008. Product gross profit margin as a percentage of product revenues decreased slightly to 9.9% in the first six months of fiscal 2009, compared to 10.2% in the first six months of fiscal 2008 as a result of transactions with lower gross profit margins in order to retain or gain market share primarily in the second quarter of fiscal 2009.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Service gross profit was $15.8 million in the first six months of fiscal 2009, compared to $17.4 million in the first six months of fiscal 2008.  Service gross profit margins were 22.1% in the first six months of fiscal 2009, compared to 13.8% in the first six months of fiscal 2008.

	(in millions)
	Six months ended July 5,
	2009	2008
Service Gross Profit
Technical Staffing	$2.6	$6.2
Infrastructure Services	13.2	11.2
Total Service Gross Profit	$15.8	$17.4

Gross profit from Technical Staffing Services was $2.6 million for the first six months of fiscal 2009, compared to $6.2 million for the first six months of fiscal 2008.  Gross profit margin increased to 17.4% in the first six months of fiscal 2009 from 9.7% in the first six months of fiscal 2008.  The decrease in gross profit dollars and increase in gross margin is primarily the result of the non-renewal of the technical services contract with a major customer in June 2008 which would have been unprofitable for the Company. We expect a decline in technical staffing gross profit of approximately $6.4 million for the full year in fiscal 2009.

Gross profit from Infrastructure Services was $13.2 million for the first six months of fiscal 2009 compared to $11.2 million for the first six months of fiscal 2008.  Gross profit margin increased to 23.3% in the first six months of fiscal 2009 from 18.0% in the first six months of fiscal 2008.  The increase in gross profit margin is the result of engagements during the first quarter of fiscal 2008 that generated revenue of approximately $1.4 million at zero gross profit and cost reductions in the second and third quarters of fiscal 2008 resulting in improved utilization and productivity of the technical resources.

Operating Expenses:  Total operating expenses were $27.9 million in the first six months of fiscal 2009, compared to $37.5 million in the first six months of fiscal 2008, a decrease of $9.6 million or 25.6%. The decrease is primarily the result of the following:

•
In the first quarter of fiscal 2008, the Company recorded a $1.0 million charge to reserve against the collection of Technical Staffing Services revenues that were overbilled by subcontractors in 2005 and 2006. During the first quarter of fiscal 2009, the Company reversed $0.2 million of this charge after reevaluating the amounts overbilled.

•	Severance charges decreased $0.5 million in the first six months of fiscal 2009 compared to the first six months of fiscal 2008.
•	Depreciation expense decreased $1.1 million in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 due to a significant asset being fully depreciated.
•	The provision for bad debts decreased $0.5 million in the first six months of fiscal 2009 compared to the first six months of fiscal 2008.
•	Selling expenses were reduced by $2.2 million in the first six months of fiscal 2009 as a result of decreased revenues.
•	During the first quarter of fiscal 2008, the Company recorded accruals for loss contracts of $0.3 million, as well as a $0.3 million start-up penalty for a new contract.
•
Payroll and payroll related expenses decreased approximately $4.8 million in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 due to changes the Company made in order to right-size the business as a result of the overall decline in revenues.

The decreases in operating expenses described above were partially offset by a $0.4 million charge in the first quarter of fiscal 2009 associated with the Company’s leased aircraft and $0.6 million increase in professional fees in the second quarter of fiscal 2009 associated with the proposed merger related activities.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loss from Operations:  Loss from operations decreased $2.0 million in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008, from $2.2 million in the first six months of fiscal 2008 to $0.2 in the first six months of fiscal 2009.  The decrease in loss from operations is the result of the decrease in operating expenses, offset by the decrease in revenues and gross profit, as described above.

Other income (expense):  Net other expense was $36 thousand in the first six months of fiscal 2009 compared to $0.5 million during the first six months of fiscal 2008. Although the Company has significant cash balances, the Company’s interest expense exceeds its interest income due primarily to outstanding balances under its floor plan and credit facilities at rates that exceed those rates earned on the Company’s cash and cash equivalents. The decrease in net other expense is primarily the result of a $0.3 million decrease in interest expense for outstanding borrowings under the Company’s credit facility during the first six months of fiscal 2009 compared to the first six months of fiscal 2008 resulting from the timing of payments of accounts payable and payroll, as well as a lower outstanding floor plan liability during the first six months of fiscal 2009 as compared to the first six months of fiscal 2008.

Income Taxes:  For the first six months of fiscal 2009 and fiscal 2008, the Company had no income tax expense or benefit.  During the first six months of fiscal 2009 and 2008, the Company increased its tax valuation allowance by $0.1 million and $0.9 million, respectively, due to uncertainty of the Company’s ability to utilize its deferred tax assets.

Net Loss:  Net loss was $0.3 million in the first six months of fiscal 2009, compared to $2.7 million in the first six months of fiscal 2008.  The decrease in net loss is a result of the factors described above.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operating activities was $2.1 million for the first six months of fiscal 2009. Cash used in investing activities was $0.9 million, consisting solely of capital expenditures.  Cash generated by financing activities was $6.1 million, which includes a $6.2 million net increase in floor plan financing liability and $0.1 million for the issuance of common shares, offset by $0.2 million for the purchase of treasury stock.

The amount of cash derived from or used by operating activities will vary based on a number of business factors which may change from time to time, including terms of available financing from vendors, up or down turns in the Company’s business and up or down turns in the businesses of the Company’s customers.  However, a growth or decline in services revenue in conjunction with a change in the proportion of services revenue to total revenue is an underlying driver of operating cash flow during a period of growth because a majority of the Company’s service revenue is generated based upon the billings of the Company’s technicians.  The cash outlay for these labor/payroll costs is incurred bi-weekly with each pay period.  The invoicing for the service is generated on various billing cycles as dictated by the customers, and the respective cash inflow typically follows within 30 to 60 days of invoice date, which may be as long as 60 to 120 days from the time the services are performed.  Product revenue has a shorter cash outlay period, as the time difference between paying vendors for products purchased and receiving cash from customers is typically 0 to 60 days. In addition, certain services, primarily outsourcing contracts for the Company’s Life Cycle Services, require that the Company maintain a specific parts inventory for servicing the customer; thus, an increase or decrease in the type of services provided can impact inventory levels and operating cash flows.

Cash flows generated by operating activities in the first six months of fiscal 2009 totaled $2.1 million, compared to $7.0 million for the same period of fiscal 2008.  A reduction in accounts receivable generated $21.3 million in operating cash flows during the first six months of fiscal 2009 compared to $4.7 million for the first six months of fiscal 2008.  Reductions in accounts payable and other assets and liabilities utilized cash of $10.1 million and $9.4 million, respectively, during the first six months of fiscal 2009 compared to $0.7 million and $2.4 million, respectively, in the first six months of fiscal 2008.  The reduction in receivables and payables is associated with the decline in revenues during the first six months of fiscal 2009 compared to the first six months of fiscal 2008.

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

The maximum available borrowings under the Credit Facility total $80.0 million for inventory financing and the revolving loan. The Credit Facility permitted distributions up to a maximum of $18 million for the period June 25, 2008 through June 25, 2009 only if specified criteria were met.  The term distribution is defined in the Credit Facility and included dividends, acquisitions of outstanding stock, reinvestment of debt securities and compensation to a shareholder in excess of normal compensation including performance bonuses. The agreement provides for a termination fee of up to $250 thousand to be paid by the Company in the event the Company terminates the agreement prior to the maturity date of the revolving loan commitment.  The Credit Facility was most recently amended on June 24, 2009, which extended its maturity date to October 30, 2009 and set forth the financial covenants for the periods subsequent to June 25, 2009.

POMEROY IT SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

A significant part of the Company’s inventories are financed by floor plan arrangements with third parties. At July 5, 2009 and January 5, 2009, these lines of credit totaled $88.0 million, including $80.0 million under its Credit Facility with GECDF and $8.0 million with IBM Credit Corporation (“ICC”). Borrowings under the GECDF floor plan arrangements are made on 30 day notes. Borrowings under the ICC floor plan arrangement are made on 15 day notes. All such borrowings are secured by the related inventory. The Company classifies amounts outstanding under the floor plan arrangements as floor plan financing liability which is a current liability in the consolidated balance sheets. Payments made under floor plan arrangements are classified as financing activities in the consolidated statements of cash flows. Outstanding amounts under the floor plan financing arrangements totaled $17.9 million at July 5, 2009 and $11.7 million at January 5, 2009. Interest was imputed on these borrowings at a rate of 6.0% per annum for the three and six month periods ended July 5, 2009 and 2008. Related interest expense totaled $63 thousand and $164 thousand for the respective three and six month periods ended July 5, 2009, and $128 and $324 thousand for the respective three and six month periods ended July 5, 2008.

As of July 5, 2009 and January 5, 2009, there was no balance outstanding under the Credit Facility other than the floor plan financing liability.  At July 5, 2009 and January 5, 2009, the amounts available under the Credit Facility were $31.1 million and $50.2 million, respectively. Interest on outstanding borrowings under the credit facility is payable monthly based on the LIBOR rate and a pricing grid.  As of July 5, 2009, the adjusted LIBOR rate was 2.81%.  The credit facility is collateralized by substantially all the assets of Pomeroy, except those assets that collateralize certain other financing arrangements.  Under the terms of the credit facility, the Company is subject to various financial covenants. As of July 5, 2009, Pomeroy was in compliance with these financial covenants.

The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy the Company’s capital requirements for the next twelve months. The Company’s credit facility expires October 30, 2009. The Company intends to negotiate a new credit facility with terms sufficient for its financing needs and does not anticipate any problems securing a new credit facility before October 30, 2009. However, if the Company is unable to negotiate a new credit facility, it could adversely affect the Company’s ability to operate.

As of July 5, 2009 and January 5, 2009, the Company has an unclaimed property liability approximating $5 million recorded in its consolidated balance sheets. This would require a cash outflow from the Company to the applicable state or a combination of states, customers or vendors. The Company estimates that the final settlement of this liability may take several months or possibly years as the Company remediates these credits with customers and vendors. The Company anticipates that the liability may ultimately be settled for less than the estimated $5 million. However, the Company cannot provide any assurance that the final settlement will be materially lower.

On November 14, 2008, the Company announced that the Board of Directors of the Company had authorized a program to repurchase up to $5.0 million of its outstanding common stock.  On November 19, 2008, the Board of Directors of the Company authorized a $5.0 million increase in its stock repurchase program, therefore authorizing the Company to purchase up to $10.0 million of its outstanding common stock under the program.  All stock repurchases are to be made through open market purchases, block purchases or privately negotiated transactions as deemed appropriate by the Company within a period of one year from the date of the first purchase under the program.  The Company has no obligation to repurchase shares under the program, and the timing, manner and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company intends to utilize available working capital to fund the stock repurchase program. The acquired shares will be held in treasury or cancelled.  During fiscal 2008, the Company purchased 2,656,155 shares at a total cost of $7.9 million under this program.  During the six month period ended July 5, 2009, the Company purchased an additional 62,705 shares at a total cost of $211 thousand under this program.

Item 3-Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risk primarily through its credit facility with GECDF.  The Company did not experience a material impact from interest rate risk for the first six months of fiscal 2009.

Currently, the Company does not have any significant financial investments for trading or other speculative purposes or to manage interest rate exposure.

The recent global financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets. There could be a number of follow-on effects from the global financial crisis and resulting economic slowdown on our business, including lower overall demand, insolvency of suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our projects, payment delays by customers and/or customer insolvencies, more onerous credit and commercial terms from our suppliers, delays in accessing our current credit facilities or obtaining new credit facilities on terms we deem commercially reasonable or at all and an inability of GECDF to fulfill their funding obligations. In an extreme case of banking instability, the Company might not be able to access its cash accounts or money market investments. Any further deterioration of economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our operations, financial results and/or liquidity.

Item 4-Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures over financial reporting designed to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Despite the material weakness described below, management has taken subsequent actions to ensure that the financial statements reported in this Quarterly Report on Form 10-Q as of and for the quarter ended July 5, 2009, fairly present, in all material respects, the consolidated financial condition and results of operations of the Company for the periods presented.

Changes in Internal Control Over Financial Reporting

On July 31, 2009, the Audit Committee of the Board of Directors concluded that the Company’s financial statements for fiscal years ended January 5, 2007, January 5, 2008 and January 5, 2009 and for the quarter ended April 5, 2009 should no longer be relied upon due to errors in the Company’s historical accounting treatment since 1991 of certain aged trade credits created in the ordinary course of business. The errors relate primarily to the recognition in the Company’s income statement (prior to the legal discharge of the underlying liabilities under applicable laws) of certain aged trade credits affecting accounts receivable, accounts payable and selling, general and administrative expenses. As a result of the errors identified, the Company restated the financial statements included in its Annual Report on Form 10-K for the year ended January 5, 2009 and in its Quarterly Report on Form 10-Q for the quarter ended April 5, 2009.

After evaluating the nature of the above error and the resulting restatement, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that a material weakness as discussed below existed in the Company’s internal controls over financial reporting at July 5, 2009.

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

Pomeroy management has taken action to remediate this material weakness described above, including identification of the following remediation plan:

1.
Discontinuing the practice of taking certain aged trade credits into the income statement unless the Company is released from its obligation or it is determined that there is an error (such that no credit or other obligation in fact exists). This has been implemented as of July 5, 2009.

2.	Policies and procedures will be implemented to research and properly dispose of client credit balances or un-cashed disbursements. This has been implemented as of July 5, 2009.

3.	System enhancements will be identified and implemented to strengthen control procedures including the automation of issuance of credit memos and statements to clients.

4.	A comprehensive unclaimed property reporting methodology will be implemented to timely and accurately comply with applicable state laws.

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

As previously reported in the Company’s Current Report on Form 8-K filed August 20, 2009, on August 14, 2009, the Company entered into a Memorandum of Understanding concerning the settlement of certain litigation  (the “Lawsuit”) relating to the Agreement and Plan of Merger, dated May 19, 2009, as amended by a First Amendment to Agreement and Plan of Merger, dated June 9, 2009, and a Second Amendment to Agreement and Plan of Merger, dated June 20, 2009 (collectively referred to as the “Merger Agreement”), among the Company and Hebron LLC, Desert Mountain Acquisition Co., and, with respect to certain sections of the Merger Agreement only, David B. Pomeroy, II.   The Lawsuit was filed on May 22, 2009 in the Commonwealth of Kentucky Boone Circuit Court by plaintiff Keith Hanninen, an alleged stockholder of the Company on behalf of a putative class of the public stockholders of the Company, against the Company; the Company’s directors David G. Boucher, Ronald E. Krieg, Richard S. Press, Michael A. Ruffolo, Jonathan Starr, Debra E. Tibey and David B. Pomeroy, II; the Company’s former director, Keith R. Coogan; and Hebron LLC and Desert Mountain Acquisition Co. The purported class action complaint, which was amended on July 10, 2009, alleges among other things, that the Company’s directors were in breach of their fiduciary duties to stockholders in connection with the Company’s entry into the Merger Agreement.    The amended complaint seeks, among other things, injunctive relief to enjoin the Company and its directors from consummating the transaction contemplated under the Merger Agreement (the “Merger”), along with attorneys' fees and costs.

The Memorandum of Understanding reflects an agreement in principle to settle the Lawsuit.  The settlement includes the Company’s agreement to include certain additional disclosures relating to the Merger in the definitive proxy statement for the meeting of stockholders at which the stockholders will vote on Merger (the “Meeting”).  All of such disclosures are included in the first amendment to the preliminary proxy statement filed by the Company with the SEC on August 20, 2009.  The defendants in the Lawsuit, including the Company, each have denied, and continue to deny, any wrongdoing whatsoever in connection with the Merger, and the Company’s directors expressly maintain that they complied with their fiduciary duties.  The defendants in the Lawsuit, including the Company, believe the Lawsuit is without merit and they entered into the Memorandum of Understanding solely to avoid the burdens and expense of further litigation.  The Memorandum of Understanding is subject to customary conditions including completion of appropriate settlement documentation, completion of due diligence to confirm the fairness of the settlement, approval by the Boone County Circuit Court, and consummation of the Merger.  If the settlement is consummated, the Lawsuit will be dismissed with prejudice and the defendants and other released persons will receive from or on behalf of all record holders and beneficial owners of the Company's common stock on May 20, 2009 through the date of consummation of the Merger a release of all claims relating to the Merger, the Merger Agreement and the transactions contemplated therein, other than rights provided to stockholders under Delaware law to seek appraisal of the value of their shares. Members of the purported plaintiff class will be sent notice of the proposed settlement, and a hearing before the Boone County Circuit Court will be scheduled regarding, among other things, approval of the proposed settlement and any application by plaintiffs’ counsel for an award of attorneys’ fees and expenses.

There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the Boone Circuit Court will approve the settlement even if the parties were to enter into such stipulation or the amount of the attorneys’ fees and expenses that plaintiffs’ counsel may be awarded.  In the event the court does not approve the proposed settlement, the terms of the settlement contemplated under the Memorandum of Understanding may be terminated.

Item 1A-Risk Factors

Other than as described below, there are no material changes in the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended January 5, 2009.

Failure to complete the merger could negatively affect the stock price and the future business and financial results of the Company.

On May 19, 2009, the Company entered into a definitive merger agreement, as amended June 9, 2009 and June 22, 2009, pursuant to which Desert Mountain Acquisition Co., a wholly-owned subsidiary of Hebron LLC and an affiliate of David B. Pomeroy II, would merge with and into the Company for $6.00 per share.  The merger is subject to the approval by the Company’s stockholders. In the event that the merger agreement is not approved by the stockholders or if the merger is not completed for any other reason, the Company’s stockholders will not receive any payment for their shares of Company common stock. Instead, the Company will continue to operate as a public company and Pomeroy’s stockholders will be subject to the same risks and opportunities as they are currently with respect to their ownership of Company common stock. If the merger is not completed, there is a risk that the market price of the Company’s common stock may decline to the extent that the current market price of the stock reflects a market assumption that the merger will be completed. In addition, in such case, there can be no assurance that any other transaction acceptable to the Company or its stockholders would be offered.

The Company may terminate the merger agreement subject to a termination fee of up to $2.1 million.

Item 2-Unregistered Sales of Equity Securities and Use of Proceeds

a.	None

b.	None

PART II - OTHER INFORMATION

Item 2-Unregistered Sales of Equity Securities and Use of Proceeds

c.	Repurchase of Securities

On November 14, 2008, the Company announced that the Board of Directors of the Company had authorized a program to repurchase up to $5.0 million of its outstanding common stock.  On November 19, 2008, the Board of Directors of the Company authorized a $5.0 million increase in its stock repurchase program, therefore authorizing the Company to purchase up to $10.0 million of its outstanding common stock under the program.  All stock repurchases are to be made through open market purchases, block purchases or privately negotiated transactions as deemed appropriate by the Company within a period of one year from the date of the first purchase under the program.  The Company has no obligation to repurchase shares under the program, and the timing, manner and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The Company intends to utilize available working capital to fund the stock repurchase program. The acquired shares will be held in treasury or cancelled.  During fiscal 2008, the Company purchased 2,656,155 shares at a total cost of $7.9 million under this program.  During the three month period ended April 5, 2009, the Company purchased an additional 55,804 shares at a total cost of $185 thousand under this program. During the three month period ended July 5, 2009, the Company purchased an additional 6,901 shares at a total cost of $26 thousand. The following table contains information for shares repurchased under this program during the three months ended July 5, 2009:

				The maximum
			Total number of	amount
	Total		shares purchased	that may yet be
	number of	Average price	as part of	purchased under
	shares	paid	publicly announced	the plan (2)
Period	purchased	per share ($) (1)	plan (2)	($) (thousands)

April 6, 2009 - May 5, 2009	4,690	$3.47	4,690	$1,862

May 6, 2009 - June 5, 2009	2,211	$3.52	2,211	$1,852

June 6, 2009 - July 5, 2009	-	$0.00	-	$1,852

	6,901	$3.48	6,901	$1,852

(1) Average price includes transaction costs.

(2) All shares were repurchased pursuant to the repurchase program described above.

Item 3-Defaults Upon Senior Securities

None

PART II - OTHER INFORMATION

Item 4-Submission of Matters to a Vote of Security Holders

The Company’s 2009 Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 27, 2009. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. At the meeting, two matters were submitted to the stockholders for a vote. The results were as follows:

1.	Election of Directors

The following individuals were elected to serve as directors:

Directors	For	Withheld
David G. Boucher	7,531,919	1,627,408
Christopher C. Froman	8,988,686	170,641
Ronald E. Krieg	7,701,592	1,457,735
David B. Pomeroy, II	7,402,367	1,756,960
Richard S. Press	7,764,093	1,395,234
Michael A. Ruffolo	7,549,892	1,609,435
Jonathan Starr	7,694,221	1,465,106
Debra E. Tibey	7,686,185	1,473,142

The above individuals represent all of the directors of the Company.  Mr. Froman was elected to replace Mr. Coogan who decided not to run for re-election due to personal reasons.

2.	Ratify Appointment of BDO Seidman, LLP

The following number of shares were voted as indicated regarding approving the ratification of appointment of BDO Seidman, LLP as independent registered public accounting firm:

For	9,073,739
Against	20,252
Non-Votes	-
Abstain	65,336

Item 5-Other Information

(a)	Information Required to be Disclosed on Form 8-K that has not been reported.

None.

(b)	Material Changes to the Procedures by Which Shareholders May Recommend Nominees to the Board of Directors.

None.

(c)	Other Information

None.

PART II - OTHER INFORMATION

Item 6-Exhibits

(a)         Exhibits

2.1
Agreement and Plan of Merger dated May 19, 2009, by and among Pomeroy IT Solutions, Inc., Hebron LLC, Desert Mountain Acquisition Co., and David B. Pomeroy II (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed May 20, 2009)

2.1(a)
First Amendment to Agreement and Plan of Merger, dated June 8, 2009, by and among Pomeroy IT Solutions, Inc., Hebron LLC, Desert Mountain Acquisition Co. and David B. Pomeroy II (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed June 9, 2009)

2.1(b)
Second Amendment to Agreement and Plan of Merger, dated June 8, 2009, by and among Pomeroy IT Solutions, Inc., Hebron LLC, Desert Mountain Acquisition Co. and David B. Pomeroy II (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed June 22, 2009)

3(i)(a)1	Certificate of Incorporation of Pomeroy Computer Resources, dated February, 1992 (incorporated by reference to Exhibit 3(i)(a)1 of the Company’s Form 10-Q filed August 11, 2000)

3(i)(a)2	Certificate of Amendment to Certificate of Incorporation, dated July 1997 (incorporated by reference to Exhibit 3(i)(a)2 of the Company’s Form 10-Q filed August 11, 2000)

3(i)(a)4	Certificate of Amendment to Certificate of Incorporation, dated August 2000 (incorporated by reference to Exhibit 3(i)(a)4 of the Company’s Form 10-Q filed August 11, 2000)

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

3(ii)	Bylaws of the Company as amended on January 24, 2008 (incorporated by reference to Exhibit 3(ii) of the Company’s Form 10-Q filed on May 15, 2008)

10.1	Amendment No. 8 to Amended and Restated Credit Facilities Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K Report filed on June 26, 2009)

10.1(a)
Form of Amended and Restated Special Change in Control Bonus Agreement approved May 18, 2009, entered into between Pomeroy IT Solutions, Inc. and each of Christopher Froman, Keith Blachowiak, Luther K. Kearns, Craig Propst and Peter Thelen

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