Form 10-K/A
period 2009-01-05
POMEROY IT SOLUTIONS INC
filed 2009-10-06
CIK 883979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)
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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A ("Form 10-K/A") amends our Annual Report on Form 10-K for the fiscal year ended January 5, 2009, as initially filed with the Securities and Exchange Commission (the "SEC") on March 20, 2009 (the "Original Filing"), and as amended on  August 24, 2009 (the "First Amended Filing"). The Company hereby amends the Report of Independent Registered Public Accounting Firm (Page F-1 in the First Amended Filing) as it did not include the date of the auditor's completion of fieldwork.  In addition, the Consent of Independent Registered Public Accounting Firm (Exhibit 23.1 in the First Amended Filing) is amended to include the date of consent and the as of date for Note 1, that were inadvertently omitted.

Except for the matters discussed in this Explanatory Note, no other changes have been made to the Original Filing or the First Amended Filing.  This Form 10-K/A does not reflect events occurring after the Original Filing or the First Amended Filing and does not modify or update those disclosures affected by subsequent events.

For the convenience of the reader, we have included all of Parts I and II of the Original Filing; however, only the following Items and sections of this Form 10-K/A have been amended to reflect the amendment:

Report of Independent Registered Public Accounting Firm	F-1

Exhibit 23.1 Consent of BDO Seidman, LLP

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K/A Into Which Portions
Document	of Documents are Incorporated

Definitive Proxy Statement for 2009	Part III
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

10)
The Company restated its fiscal 2007 results to reverse certain aged trade credits originally taken into the income statement prior to the legal discharge of liability under applicable laws as follows: $0.7 million in the second quarter and $1.2 million in the third quarter. The impact was not material for the first and fourth quarters.

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

Dated: October 5, 2009

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

/s/ BDO Seidman, LLP

Chicago, Illinois
March 20, 2009, except for Note 1 which is as of August 21, 2009

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